Form 10-Q
period 1995-06-30
HALIFAX CORP
filed 1995-08-14
CIK 720671

HALIFAX CORPORATION

                                                           FORM 10-Q

                                                         JUNE 30, 1995

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-26589. eff. 4/12/89.)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended       June 30, 1995
(  ) Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________  to  ______________

Commission file Number      1-8964

                                Halifax Corporation
               (Exact name of registrant as specified in its charter)

                   Virginia                54-0829246
(State or other jurisdiction of incorporation of organization)
(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA  22312
(Address of principal executive offices)

Registrant's telephone number, including area code   (703) 750-2202


                                                     N/A
(former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,168,229

HALIFAX CORPORATION

CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                     page
Item 1.
Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1995
(Unaudited) and March 31, 1995                                         3

Condensed Consolidated Statements of Income - Three Months Ended
June 30, 1995 and 1994 (Unaudited)                                     4

Condensed Consolidated Statements of Stockholders' Equity -
Three Months Ended June 30, 1995 and 1994 (Unaudited)                  5

Condensed Consolidated Statements of Cash Flows - Three
Months Ended June 30, 1995 and 1994 (Unaudited)                        6

Notes to Condensed Consolidated Financial Statements (Unaudited        7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    8


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                              9

Item 2. Changes in Securities                                          9

Item 3. Default Upon Senior Securities                                 9

Item 4. Submission of Matters for a Vote of Security Holders           9

item 5. Other Information                                              9

Item 6. Exhibits and Reports on Form 8-K                               9

HALIFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND MARCH 31, 1995


                                                 JUNE 30, 1995    MARCH 31, 1995*
                                                  (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS
 Cash                                             $   432,000            $18,000
 Trade accounts receivable                          9,123,000         11,077,000
 Inventory                                          3,120,000          3,480,000
 Prepaid expenses and other current assets            636,000            781,000
TOTAL CURRENT ASSETS                               13,311,000         15,356,000

PROPERTY AND EQUIPMENT, at cost less accumulated
depreciation and amortization                       4,669,000          4,717,000

INTANGIBLES AND OTHER ASSETS, net of accumulated
amortization                                        1,993,000          2,034,000

TOTAL ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $4,358,000         $5,916,000
 Current portion of long-term debt                    594,000            595,000
TOTAL CURRENT LIABILITIES                           4,952,000          6,511,000

LONG-TERM DEBT                                      6,508,000          7,195,000

TOTAL LIABILITIES                                   1,460,000         13,706,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock                                         518,000            518,000
 Additional paid-in capital                         3,401,000          3,401,000
 Retained earnings                                  4,907,000          4,795,000
                                                    8,826,000          8,714,000
Less treasury stock - at cost                         313,000            313,000
STOCKHOLDERS' EQUITY                                8,513,000          8,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $19,973,000        $22,107,000

*Condensed from March 31, 1995 Audited Financial Statements
See notes to financial statements.

HALIFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1995, AND 1994 (unaudited)

                                                          Three Months Ended
                                                                 June 30


                                                         1995             1994
Revenues                                               $ 8,946,000    14,071,000

Operating costs and expenses:
  Cost of services                                       7,717,000    12,765,000
  Selling, general and administrative                      812,000       827,000

Total operating costs and expenses                       8,529,000    13,592,000

Operating income                                           417,000       479,000

Interest expense                                           108,000       175,000

Income before income taxes                                 309,000       304,000

Income taxes                                               121,000       117,000

Net income                                               $ 188,000     $ 187,000
Net income per common share                              $.16          $ .16
Weighted average number of common shares
  outstanding                                            1,180,329     1,197,429


See notes to financial statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (unaudited)


               Common Stock         Additional                  Treasury Stock
                                      Paid-In  Retained
                Shares    Par Value   Capital  Earnings   Shares    Cost      Total

Balance
April 1, 1995   1,480,015  $518,000 $3,401,000 $4,795,000 299,686 $(313,000) $8,401,000

Cash Dividends        -          -        -      ( 76,000)     -        -      ( 76,000)

Net Income            -          -        -       188,000      -        -       188,000

Balance
June 30, 1995   1,480,015  $518,000  $3,401,000 $4,907,000 299,686 $(313,000) $8,513,000


Balance
April 1, 199   41,480,015  $518,000  $3,401,000 $4,240,000 282,586 $(193,000) $7,966,000

Cash Dividends        -         -          -      ( 71,000)     -       -        (71,000)

Net Income            -         -          -       187,000      -       -        187,000

Balance
June 30, 1994   1,480,015  $518,000  $3,401,000 $4,356,000 282,586 $(193,000) $8,082,000

See notes to financial statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (unaudited)
                                                Three Months Ended
                                                      June 30


                                                          1995         1994

Cash flows from operating activities:
 Net income                                              $188,000    $ 187,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                            145,000      154,000
 Decrease in accounts receivable                        1,954,000    2,952,000
 Decrease in inventory                                    360,000      228,000
 Decrease (increase) in other assets                      159,000      428,000
 (Decrease) in accounts payable and
  accrued expenses                                     (1,573,000)  (2,931,000)
   Total adjustment                                     1,045,000      831,000
   Net cash provided by operating activities            1,233,000    1,018,000

Cash flows from investing activities:
 Acquisition of property and equipment                    (56,000)    (179,000)

 Net cash used in investing activities                    (56,000)    (179,000)

Cash flows from financing activities:
 Proceeds from borrowing of long-term debt              2,108,000     7,488,000
 Retirement of long-term debt                          (2,795,000)   (8,374,000)
 Cash dividends paid                                      (76,000)     ( 71,000)

Net cash used by financing activities                    (763,000)     (957,000)
Net (decrease) increase in cash                           414,000      (118,000)
Cash beginning of period                                   18,000       509,000
Cash end of period                                     $  432,000    $  391,000

See notes to financial statements.

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Financial Statements


Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation annual report on Form 10-K for the year ended March 31, 1995.


Note B - Contingent Matters

The Company is a co-defendant or is defendant in various lawsuits. In one of these lawsuits the plaintiff seeks compensatory damages of $5,000,000 and punitive damages of $12,000,000. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

Managements' Discussion and Analysis
of Financial Conditions and
Results of Operations


Results of Operations

Revenues for the first quarter of fiscal 1996 of $8,946,000 represent a decrease of approximately $5,100,000 or 36% over those in the first quarter of fiscal 1995. The reduction was due primarily to the termination of the Maritime Prepositioning Ship Contract (MPF).

Costs of services, as a percentage of revenue, improved from 91% in the first quarter of 1995 to 86% in the first quarter of 1996 as a result of improved contract density and profitability. Improvement in this margin also resulted from the phase out of the low margin MPF contract.

Selling, general and administrative expenses as a percentage of revenue increased from 6% in the first quarter of fiscal 1995 to 9% in the first quarter of fiscal 1996. However, selling, general and administrative costs in these periods decreased in amount from $827,000 in the first quarter of 1995 to $812,000 for the comparable period of 1996.

Net income for the quarter of $188,000 represents a $1,000 increase over the first quarter in fiscal 1995. The comparable net income amounts for the two quarters were attained despite lower revenues in fiscal 1996 as a result of increased operating margins. Decreased interest expense reflects lower borrowings and lower interest rates.


Liquidity and Sources of Capital

Cash flows from operations were $1,233,000 for the first quarter of fiscal 1996 as compared with a $1,018,000 in the comparable period of fiscal 1995. Net income and decreases in working capital accounts in the first quarter of fiscal 1996 generated cash flows sufficient to repay long term debt by $687,000 and to pay normal dividend and purchase capital expenditures.
The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating requirements in the foreseeable future.

Subsequent to June 30, 1995, the Company repurchased 12,100 shares of its own stock for $77,000 as part of a previously announced plan to reacquire up to 60,000 shares. To date, 29,200 shares have been reacquired under this plan.


Contingent Matters

The Company is a co-defendant or is defendant in various law suits. In one of these lawsuits, the plaintiff seeks compensatory damages of $5,000,000 and punitive damages of $12,000,000. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company, however they are expected to generate increased cost in legal service in the next few months.

Part II.  Other Information

Item 1.  Legal Proceedings - Not applicable

Item 2.  Changes in Securities - Not applicable

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K



The following exhibits and reports included herein:


        (a)   Exhibits - Not applicable

        (b) Reports on Form 8-K - No reports on Form 8K were filed for the three months ended June 30, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      August 11, 1995                     By:    s/Howard C. Mills
                                                        Howard C. Mills
                                                           President



Date:      August 11, 1995                     By:    s/Richard J. Smithson
                                                        Richard J. Smithson
                                                  Vice President & Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                                          By:
                                                        Howard C. Mills
                                                           President


Date:                                          By:
                                                       Richard J. Smithson
                                                    Vice President & Treasurer