Form 10-Q/A
period 1995-06-30
HALIFAX CORP
filed 1995-10-06
CIK 720671

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                         FORM 10Q A-1

            Quarter Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1995
                 Commission File Number:  1-8964

                         Halifax Corporation
    (Exact name of registrant as specified in its charter)


          Virginia                           54-0829246
(State or Other Jurisdiction of              (IRS Employer
incorporation of organization)           Identification Number)

5250 Cherokee Avenue, Alexandria, VA           22312
(Address of principal executive offices)     (Zip Code)

Registrant's Telephone Number, including area code (703) 750-2202

(former name, former address, and former fiscal year, if changed since last report): N/A

Indicated by check mark whether the registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filling requirements for the past 90 days.

               (X)Yes                   (No)

              APPlICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995:  1,168,229

HALIFAX CORPORATION

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits and reports included herein:

          (a)  Exhibits - Exhibit 27

          (b) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 1995

HALIFAX CORPORATION

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       HALIFAX CORPORATION


Date:     September 28, 1995       By: s/Howard C. Mills
                                         Howard C. Mills
                                            President

Date:     September 28, 1995       By: s/Richard J. Smithson
                                         Richard J. Smithson
                                       Vice President & Treasurer

The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to the consolidated financial statements are an integral part of this report.