Form 10-Q
period 1995-09-30
HALIFAX CORP
filed 1995-11-14
CIK 720671

HALIFAX CORPORATION

FORM 10-Q

SEPTEMBER 30, 1995

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-26589. eff. 4/12/89.)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

( X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended                      September 30, 1995

(  )Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________  to  _____________

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

HALIFAX CORPORATION

CONTENTS

PART I.  FINANCIAL INFORMATION


                                                             page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - September 30, 1995
(Unaudited) and March 31, 1995                                   3

Condensed Consolidated Statement of Income - Three and
Six Months Ended September 30, 1995 and 1994 (Unaudit)           4
Condensed Consolidated Statement of Stockholders'
Equity - Six Months Ended September 30, 1995 and 1994
(Unaudited)                                                      5

Condensed Consolidated Statement of Cash Flows - Six
Months EndedSeptember 30, 1995 and 1994 (Unaudited)              6
Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                      7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                    8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     10

Item 2.  Changes in Securities                                 10

Item 3.  Default Upon Senior Securities                        10

Item 4.  Submission of Matters for a Vote of
Security Holders                                               10

item 5.  Other Information                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10

HALIFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                           SEPTEMBER 30, 1995     MARCH 31, 1995*
                                             (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
 Cash                                            $    93,000            18,000
 Trade accounts receivable                         9,266,000        11,077,000
 Inventory                                         3,170,000         3,480,000
 Prepaid expenses and other current assets           627,000           781,000
TOTAL CURRENT ASSETS                              13,156,000        15,356,000

PROPERTY AND EQUIPMENT, at cost less accumulated
depreciation and amortization                      4,597,000         4,717,000

INTANGIBLES AND OTHER ASSETS, net of accumulated
amortization                                       2,150,000         2,034,000

TOTAL ASSETS                                   $  19,903,000     $  22,107,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses            $4,801,000       $5,916,000
 Current portion of long-term debt                   583,000          595,000
TOTAL CURRENT LIABILITIES                          5,384,000        6,511,000

LONG-TERM DEBT                                     6,130,000        7,195,000

TOTAL LIABILITIES                                 11,514,000       13,706,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock                                        518,000         518,000
 Additional paid-in capital                        3,401,000       3,401,000
 Retained earnings                                 4,858,000       4,795,000
                                                   8,777,000       8,714,000
Less treasury stock - at cost                        388,000         313,000
STOCKHOLDERS' EQUITY                               8,389,000       8,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 19,903,000    $ 22,107,000

*Condensed from March 31, 1995 Audited Financial Statements
 See notes to condensed consolidated financial statements.

HALIFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three and Six Months Ended September 30, 1995 and 1994
(Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                        September 30           September 30
                                                         1995       1994           1995         1994
Revenues                                            $9,076,000   $10,638,000    $18,022,000   $24,709,000

Operating Costs and expenses:
 Cost of Services                                    7,831,000     9,471,000     15,548,000    22,245,000
 Selling, general and administrative expenses          803,000       658,000      1,615,000     1,476,000
 Total operating costs and expenses                  8,634,000    10,129,000     17,163,000    23,721,000

Operating income                                       442,000       509,000        859,000       988,000


Litigation expense                                     260,000          -           260,000          -
Interest expense                                       135,000       159,000        243,000       334,000
Income before income taxes                              47,000       350,000        356,000       654,000

Income taxes                                            20,000       135,000        141,000       252,000
Net Income                                              27,000    $  215,000     $  215,000    $  402,000

Net income per common share:                           $   .02    $     0.18     $      .18    $     0.34


Weighted average number of common
 shares outstanding                                  1,168,229     1,196,529      1,174,279      1,196,979

See notes to condensed consolidated financial statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                       Common Stock            Additional             Treasury Stock
                                            Paid-In    Retained
                    Shares    Par Value     Capital    Earnings    Shares   Cost      Total
Balance
April 1, 1995        1,480,015  $ 518,000  $ 3,401,000 $ 4,795,000  299,686 $(313,000)  $ 8,401,000

Cash Dividends            -          -           -        (152,000)    -         -         (152,000)
Purchase of
Treasury Stock          12,100    (75,000)    (75,000)

Net Income                -          -           -         215,000     -         -          215,000

Balance
September 30, 1995   1,480,015  $ 518,000  $ 3,401,000 $ 4,858,000  311,786 $ (388,000) $ 8,389,000

Balance

April 1, 1994        1,480,015  $ 518,000  $ 3,401,000 $ 4,240,000  282,586 $ (193,000) $ 7,966,000

Net Income                -          -            -        402,000     -         -          402,000

Cash Dividends            -          -            -       (149,000)    -         -         (149,000)

Purchase of
Treasury Stock            -          -            -           -       2,700 $ (20,000)  $   (20,000)

Balance
September 30, 1994   1,480,000  $ 518,000  $ 3,401,000 $ 4,493,000  285,286 $ (213,000) $ 8,199,000

See notes to condensed consolidated financial statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                               Six Months Ended
                                                                September 30


                                                         1995              1994

 Cash flows from operating activities:
 Net income                                          $   215,000     $ 402,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                           292,000       293,000
 Decrease in accounts receivable                       1,811,000     3,820,000
 Decrease in inventory                                   310,000       511,000
 Decrease (Increase) in other assets                     (45,000)      188,000
 (Decrease) Increase in accounts payable
  and accrued expenses                                (1,115,000)   (2,871,000)
   Total adjustment                                    1,253,000     1,941,000
   Net cash provided (used) by operating activities    1,468,000     2,343,000

Cash flows from investing activities:
 Acquisition of property and equipment                   (92,000)     (245,000)
 Proceeds from sale of property and equipment              3,000       (29,000)

 Net cash used in investing activities                   (89,000)     (245,000)

Cash flows from financing activities:
 Proceeds from borrowing of long-term debt             5,627,000    10,124,000
 Retirement of long-term debt                         (6,704,000)  (12,432,000)
 Cash dividends paid                                    (152,000)     (149,000)
 Purchase of treasury stock                              (75,000)      (20,000)
 Net cash (used) provided by financing activities     (1,304,000)   (2,477,000)
Net decrease in cash                                      75,000      (379,000)
Cash beginning of period                                  18,000       509,000
Cash end of period                                      $ 93,000    $  130,000


See notes to condensed consolidated financial statements.

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)



Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation annual report on Form 10-K for the year ended March 31, 1995.

Note B - Contingent Matters


The Company is a co-defendant or is defendant in various lawsuits. In one of these lawsuits the plaintiff sought damages for alleged interference with its business. On October 27, 1995 a jury awarded $435,177 for compensatory damages plus interest from January 14, 1990, but a final judgement has not been entered by the court pending the outcome of post trial motions. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. In this situation, the Company believes that the evidence does not support any liability and has filed a motion with the court to set aside the verdict. It is therefore the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

Managements' Discussion and Analysis
of Financial Condition and
Results of Operations

Results of Operations

Revenues for the second quarter and six months ended September 30, 1995 were $9.1 million and $18 million respectively. Comparable revenues for the same periods in the prior year were $10.6 million and $24.7 million. Substantially all of the revenue decrease in the six months ending September 30, 1995 was due to the termination of the very large USMC contract early in the first quarter of the prior year.

Operating margin percentages for the second quarter and year to date through September 30, 1995 improved slightly over the same periods for the prior year because of increased efficiencies associated with communication contracts and termination of the low margin USMC contract. The ratio of costs of services and of general and administrative expenses to revenue, decreased and increased, respectively as a result of the change in business mix.

Litigation expenses of $260,000 in the three and six month periods ending September 30, 1995 include legal costs associated with a trial of a lawsuit described below. Interest expense decreased $24,000 in the second quarter ending September 30, 1995 and $91,000 in the six months then ended from the comparable periods in the prior fiscal year due to a reduction in borrowings.

Net income for the second quarter was $27,000 compared with $215,000 for the same quarter of the prior year. For the six months ending September 30, 1995, net income was $215,000 compared with $402,000 for the prior year. Operating income in the second quarter was largely offset by the legal costs associated with the trial.


Liquidity and Sources of Capital

The Company's financial position at September 30, 1995 remains strong. The Company had $7.9 million of working capital at September 30, 1995 and a current ratio of 2.44:1. The debt to equity ratio improved to 1.37:1 and the Company has almost $5 million of its $7 million credit facility available to finance growth.

Cash flows from operations were $1,468,000 for the first six months of fiscal year 1996 as compared with $2,343,000 in the comparable period of 1995. The $215,000 in net income for the period combined with decreases in working capital accounts provided cash inflows sufficient to repay long term debt by approximately $875,000. The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating requirements in the foreseeable future.

Contingent Matters

The Company is a co-defendant or is defendant in various lawsuits. In one of these lawsuits the plaintiff sought damages for alleged interference with its business. On October 27, 1995 a jury awarded $435,177 for compensatory damages plus interest from January 14, 1990, but a final judgement has not been entered by the court pending the outcome of post trial motions. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. In this situation, the Company believes that the evidence does not support any liability and has filed a motion with the court to set aside the verdict. It is therefore the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

Commercial Business Systems, Inc. v. Halifax Corporation, et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth, went to trail on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award was $435,177 for compensatory damages plus interest from January 14, 1990, but a final judgement has not been entered by the court pending the outcome of post trial motions.

Item 2.  Changes in Securities - Not applicable

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K



The following exhibits and reports included herein:


(a)  Exhibits - EX-27

(b)  Reports on Form 8-K - None

                                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HALIFAX CORPORATION
(Registrant)







Date:  November 10, 1995     By: s/Howard C. Mills
                                  Howard C. Mills
                                   President






Date:  November 10, 1995     By:  s/Richard J. Smithson
                                   Richard J. Smithson
                                   Vice President Administration
                                   & Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HALIFAX CORPORATION


Date:                                 By:

                                           Howard C. Mills
                                           President






Date:                                  By:

                                            Richard J. Smithson
                                            Vice President Administration
                                            & Treasurer