Form 10-Q
period 1995-12-31
HALIFAX CORP
filed 1996-02-14
CIK 720671

HALIFAX CORPORATION

FORM 10-Q

December 31, 1995

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-26589. eff. 4/12/89.)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

( X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act  of 1934
For the period ended       December 31, 1995

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _________ to  ____________

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

HALIFAX CORPORATION

CONTENTS

PART I.  FINANCIAL INFORMATION

                                                               page
Item 1.
Financial Statements

Condensed Consolidated Balance Sheets - December 31, 1995
(Unaudited) and March 31, 1995                                   3

Condensed Consolidated Statements of Income - Three and
 Nine Months Ended December 31, 1995 and 1994 (Unaudited)        4

Condensed Consolidated Statements of Stockholders' Equity
 - Nine Months Ended December 31, 1995 and 1994 (Unaudited)      5

Condensed Consolidated Statements of Cash Flows - Nine
Months Ended December 31, 1995 and 1994 (Unaudited)              6

Notes to Condensed Consolidated Financial Statements (Unaudited) 7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              8


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                        9

Item 2. Changes in Securities                                    9

Item 3. Default Upon Senior Securities                           9

Item 4. Submission of Matters for a Vote of Security Holders     9

item 5. Other Information                                        9

Item 6. Exhibits and Reports on Form 8-K                         9

HALIFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1995

                                          DECEMBER 31, 1995  MARCH 31, 1995*
                                             (Unaudited)       (Audited)

ASSETS
CURRENT ASSETS
 Cash                                           $554,000          $18,000
 Trade accounts receivable                    11,646,000       11,077,000
 Inventory                                     3,041,000        3,480,000
 Prepaid expenses and other current assets       473,000          781,000
TOTAL CURRENT ASSETS                          15,714,000       15,356,000

PROPERTY AND EQUIPMENT, at cost less
accumulated depreciation and amortization      4,615,000        4,717,000

INTANGIBLES AND OTHER ASSETS, net of
accumulated amortization                       2,112,000        2,034,000

TOTAL ASSETS                                  $2,441,000      $22,107,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses        $4,734,000       $5,916,000
 Current portion of long-term debt               556,000          595,000
TOTAL CURRENT LIABILITIES                      5,290,000        6,511,000

LONG-TERM DEBT                                 8,648,000        7,195,000

TOTAL LIABILITIES                              3,938,000       13,706,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock                                    518,000          518,000
 Additional paid-in capital                    3,401,000        3,401,000
 Retained earnings                             4,972,000        4,795,000
                                               8,891,000        8,714,000
Less treasury stock - at cost                    388,000          313,000
STOCKHOLDERS' EQUITY                           8,503,000        8,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $22,441,000      $22,107,000

*Condensed from March 31, 1995 Audited Financial Statements

HALIFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three and Nine Months Ended December 31, 1995 and 1994
(Unaudited)
                                                 Three Months Ended       Nine Months Ended
                                                    December 31            December 31
                                                 1995         1994        1995        1994
Revenues                                      $11,217,000  $ 9,510,000    $29,239,000  $34,219,000

Operating costs and expenses:
 Cost of Services                               9,874,000    8,278,000     25,422,000   30,523,000
 Selling, general and administrative expenses     858,000      722,000      2,473,000    2,198,000
 Total operating costs and expenses            10,732,000    9,000,000     27,895,000   32,721,000

Operating income                                  485,000      510,000      1,344,000    1,498,000

Litigation expense                                 34,000         -           294,000           -
Interest expense                                  137,000      163,000        380,000      497,000
Income before income taxes                        314,000      347,000        670,000    1,001,000

Income taxes                                      123,000      138,000        264,000      390,000
Net Income                                     $  191,000 $    209,000   $    406,000   $  611,000

Net income per common share:                   $     0.16  $      0.18   $       0.35   $     0.51


Weighted average number of common
 shares outstanding                             1,168,229    1,184,396      1,172,262    1,192,785

See notes to consolidated financial statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (Unaudited)

                       Common Stock            Additional             Treasury Stock
                                            Paid-In    Retained
                    Shares    Par Value     Capital    Earnings    Shares   Cost      Total
Balance
April 1, 1995       1,480,015   $518,000 $3,401,000   $4,795,000   299,686 $(313,000) $8,401,000

Cash Dividends      -           -         -             (229,000)     -        -        (229,000)

Purchase of
Treasury Stock      -           -         -                 -       12,100   (75,000)    (75,000)

Net Income          -           -         -              406,000      -        -         406,000

Balance
December 31, 1995   1,480,015   $518,000 $3,401,000   $4,972,000   311,786  (388,000) $8,503,000

Balance
April 1, 1994       1,480,015   $518,000 $3,401,000   $4,240,000   282,586 $(193,000) $7,966,000

Cash Dividends        -         -          -            (226,000)    -        -         (226,000)

Purchase of
Treasury Stock                                                      17,100  (120,000)   (120,000)

Net Income            -         -           -            611,000      -       -          611,000

Balance
December 31, 1994   1,480,015   $518,000 $3,401,000   $4,625,000   299,686 $(313,000) $8,231,000

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (Unaudited)

                                                           Nine Months Ended
                                                             December 31


                                                         1995           1994
Cash flows from operating activities:
 Net income                                          $406,000         $611,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                        443,000          431,000
 Decrease (Increase) in accounts receivable          (569,000)       3,444,000
 Decrease in inventory                                439,000          746,000
 Decrease in other assets                             106,000          165,000
(Decrease) in accounts payable
  and accrued expenses                             (1,182,000)      (2,362,000)
   Total adjustments                                 (763,000)       2,424,000
   Net cash provided (used) by operating activities  (357,000)       3,035,000

Cash flows from investing activities:
 Acquisition of property and equipment               (219,000)        (302,000)
 Proceeds from sale of property and equipment           2,000             -

 Net cash used in investing activities               (217,000)        (302,000)

Cash flows from financing activities:
 Proceeds from borrowing of long-term debt         12,587,000       14,770,000
 Retirement of long-term debt                     (11,173,000)     (17,232,000)
 Cash dividends paid                                 (229,000)        (226,000)
 Purchase of treasury stock                           (75,000)        (120,000)
 Proceeds from sale of stock upon exercise of
 stock options                                           -              -
 Net cash (used) provided by financing activities   1,110,000       (2,808,000)
 Net decrease in cash                                 536,000          (75,000)
Cash beginning of period                               18,000          509,000
Cash end of period                                   $554,000          434,000


Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)




Condensed Consolidated Financial Statements



Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and nine month periods ended
December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation annual report on Form 10-K for the year ended March 31, 1995.

Managements' Discussion and Analysis
of Financial Condition and
Results of Operations

Results of Operations

Net revenues increased 18% in the third quarter of fiscal 1996 to $11.2 million, up $1.7 million over the third quarter of fiscal 1995. The increase was primarily due to improved revenues on communication service contracts. For the first nine months of fiscal 1996, net revenues of $29 million were $5 million or 15% less than the same period in fiscal 1995. The nine month period decrease resulted from the completion of a large U.S. Marine Corp. contract in fiscal 1995. The contact contributed $5.5 million of revenues in the first quarter of the prior year.


Net income for the third quarter of fiscal 1996 was $191,000, down slightly from $209,000 for the same quarter last year. For the nine months ending December 31, 1995, net income was $406,000, or 34% less than the comparable period of the prior year. The reduction in income is primarily the result of litigation expenses of $294,000 associated with a trial and lawsuit described below. Operating margins for the year to date through December 31, 1995, remained comparable to the same period for the prior year. However, operating margins for the third quarter were lower than those of the prior year due to increased resale revenues associated with one of the communication contracts. Decreased interest expense reflects lower borrowing levels and lower interest rates in the current year.



Liquidity and Sources of Capital


Cash flows used by operations were $357,000 for the first nine months ended December 31, 1995 as compared with $3,035,000 provided by operations in the comparable period of the prior year. The $406,000 increase in net income for the period was offset by other changes in working capital accounts. Accounts payable and accrued expenses declined during the period by $1,182,000 and accounts receivable increased $569,000. These uses of cash were partly offset by decreased inventory balances and non-cash depreciation and amortization expense.



The Company's financial position continued to improve in the third quarter ended December 31, 1995. The Company's current ratio improved to 2.97 at December 31, 1995. This current ratio compares with 2.36 at March 31, 1995. Long-term borrowings increased approximately $2.4 million in the third quarter to finance increased revenues. The debt to equity ratio of 1.64:1 at December 31, 1995 remains comparable to the debt to equity ratio of 1.63:1 at March 31, 1995. The Company has approximately $2.3 million of its $7 million credit facility available to finance future growth.

The Company is confident that cash generated from normal operations and the corporation's line of credit will be sufficient to meet its normal operating requirements in the foreseeable future. The Company's funded backlog for services as of December 31, 1995 was $30,000,000 as compared to $17,000,000 at March 31, 1995. As of December 31, 1995, based on total amounts bid on contracts awarded, the company's five year potential revenues for work remaining to be performed under existing contracts are approximately $106,000,000.


Contingent Matters


The Company is a defendant or co-defendant in various law suits. In one of these lawsuits, the plaintiff sought damages for alleged interference with its business expectency. As previously reported on October 27, 1995, a jury awarded the plainfiff $435,177 for compensatory damages plus interest from January 14, 1990. On January 16, 1996, a final judgement was entered in Halifax's favor by the court, which granted Halifax's post-trial motion to set aside the earlier jury verdict. The plaintiff has filed an appeal of this judgement. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It continues to be the belief of management, based on advice from counsel, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

Commercial Business Systems, Inc. v. Halifax Corporation, et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth, went to trial on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award for compensatory damages plus interest has been overturned by the judge in the case and final judgment entered in favor of Halifax. The plaintiff has appealed this decision.

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



HALIFAX CORPORATION
(Registrant)







Date      February 12, 1996     By:s/Howard C. Mills
                                     Howard C. Mills
                                      President






Date:      February 12, 1996      By:s/Richard J. Smithson
                                       Richard J. Smithson
                                    Vice President Administration
                                         & Treasurer



For a menu of Halifax Corporation new releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.