Form 10-K
period 1996-03-31
HALIFAX CORP
filed 1996-07-02
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

( X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended March 31, 1996
(  )    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
	Exchange Act of 1934 (Fee Required)

        For the transition period from __________________  to  _____________

Commission file Number     0-12712    1-8964

Halifax Corporation
(Exact name of registrant as specified in its charter)

Virginia
(State or other jurisdiction of incorporation of organization

(IRS Employer Identification No.)  54-0829246

5250 Cherokee Avenue, Alexandria, VA  22312
(Address of principal executive offices)

Registrant's telephone number, including area code   (703) 750-2202

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered

Common Stock ($.35 par value)    American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of class)

(Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.         (X)

           The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 22, 1996 was $7,355,879 computed by the average of high and low prices of such stock on said date.

           Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.




Class                                   Outstanding at May 22, 1996

Common Stock                            1,310,859
$.35 par value





DOCUMENTS INCORPORATED BY REFERENCE
- -None-





For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.

Item 1.  General Development of Business

Halifax Corporation is a Technology Services and Facilities Services Company for commercial and government activities. Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems.
Facilities Services includes the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites. Revenues are generated in three primary markets: commercial, federal government, and state/municipal governments;
and the company regularly conducts offshore and overseas business activities within these markets. Key elements of the Company's business strategy include government privatization, commercial outsourcing and enterprise networking.

Services and associated products are developed and delivered by the parent corporation and/of its three wholly-owned subsidiaries: CMS Automation, Inc. (CMSA), Halifax Engineering, Inc. (HEI) and Halifax Technical Services, Inc. HTSI). Computer and network maintenance services and communication installation services for government and commercial customers are largely conducted by the parent company. Computer integration and systems engineering services are primarily conducted by CMSA, especially in the commercial sector. Communication systems installation and logistics services are provided for the federal government by HEI. Facilities operation and support services are provided by HTSI for federal, state, and municipal governments.

PRIMARY SERVICES PROVIDED

SYSTEMS DESIGN, INTEGRATION, AND SUPPORT

Consulting services, development/design and LAN/WAN solutions, hardware/software configuration and delivery, installation, training, and support.
Examples: Wheat First Securities, Hunton & Williams, City of Richmond, Loudoun County Public Schools, Hamilton Beach Proctor Silex, Federal Reserve Bank, Defense Information Systems Agency.

COMPUTER MAINTENANCE AND SUPPORT SERVICES
On-Call computer & enterprise systems maintenance provided by a national network of offices and dispatched by the Company's National Support
Center.
Examples: State of Pennsylvania, Eglin Air Force Base, Consolidated Edison, Stennis Space Flight Center, Rockwell International, and Computer Language Research and DEC.

TELECOMMUNICATIONS SERVICES
Engineering, installation, maintenance, and logistics services provided for telecommunication systems and networks worldwide.
Examples: Defense Information Systems Agency; U.S. Army Communications Electronics Command; U.S. Army, Ft. Ritchie, and U.S. Immigration and Naturalization Service.

SIMULATOR SYSTEMS SERVICES
Operation and maintenance of simulators; and integration of simulator systems.
Examples: Flight Dynamics Lab at Wright-Patterson Air Force Base, USAMICOM Advanced Simulation Center and USMC/COMS.

FACILITIES OPERATIONS AND MAINTENANCE SERVICES
Operations, logistics and maintenance management and support for facilities, bases, prisons, and other activities.
Examples: Curran Fromhold Correction Facility (Philadelphia), the Atlantic Intercostal Waterway, Movable Bridge Operations (Virginia DOT), Social Security Administration/Philadelphia, PA, and U.S. Mission to U.N./New York City, NY.

SUBSIDIARIES
Wholly-owned subsidiaries of Halifax Corporation: Halifax Technical Services, Inc. (HTSI), Halifax Engineering, Inc. (HEI), Halifax Realty, Inc.
(HRI) and CMS Automation, Inc. (CMSA).

The Company was incorporated in Virginia in 1967 as Halifax Engineering, Inc., the successor to the business begun as a sole proprietorship in 1967. On April 1, 1970, Halifax acquired the Field Service Division of United Industries. This expanded the business base in technical services and field engineering. In January 1981, the Company acquired all of the outstanding common stock of ASSET Incorporated ("ASSET"), a marine engineering and naval architecture company, of Falls Church, Virginia. Subsequently, in May 1981, ASSET acquired all of the outstanding common stock of Blyth & Son, Inc. ("Blyth Marine"), a boat repair facility located in Suffolk, Virginia. On April 1, 1983, ASSET was merged into the Company.

As of October 1, 1984, the Company, under a plan adopted by the Board of Directors, ceased operations at the boat repair facility of its wholly-owned subsidiary, Blyth Marine, and placed the facility on the market for sale. The remaining operations of Blyth Marine were merged into the Company on February 1, 1985, and the facility was sold on September 13, 1985.

On October 18, 1984, the Company had a change of management and control as the result of the founder, chairman and president of the Company selling his stock and retiring from all activities other than serving until September 1993, as a member of the Board of Directors.

In February, 1990, the Company purchased the assets of the services business of Sidereal Corporation, a division of TransTechnology Corporation. The Sidereal Field Service Division has nationwide customers for its primary services of maintaining electronic messaging switches. This division contributed to the expansion of Halifax's nationwide service offerings.

On April 16, 1990, the Company purchased the assets of Del Net, Inc., a privately owned Beltsville, Maryland, computer service company with a Washington/Baltimore customer base which further expanded the Company's nationwide Electronics Services business.

On September 6, 1991, the Company changed its name from Halifax Engineering, Inc. to Halifax Corporation to reflect the expanded nature of its business as a national provider of Electronics Services and Facilities
Support for government and industry.

On December 31, 1991, the Company sold Halifax Security Services, Inc., a wholly-owned subsidiary which operated security services for the parent corporation.

On June 30, 1993, the Company acquired the services division of Electronic Associates, Inc. The division expanded the company's field services business and provided an additional service line for simulator operations, maintenance and integration.

On April 1, 1996, the Company completed the acquisition of privately held CMS Automation, Inc., a Richmond, Virginia computer systems integration company.

The discontinuation of various service lines since October 1984 have enabled the Company to focus on Technology Services and Facilities
Services.

The Company maintains its principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Telephone number
(703) 750-2202.

REVENUES BY SERVICE LINE
($000's)

Years Ended March 31

                               1996                  1995               1994

  Technology Services     $       37,537     $        31,305      $     21,169
  Facilities Services              9,622              14,298            51,332

  Total                   $       47,159     $        45,603      $     72,501

Federal Government Contracts


A large amount of the Company's revenues are derived from contracts or subcontracts with the United States Government, or agencies or departments thereof. In fiscal years 1996, 1995 and 1994, the Company received revenues from 491, 740, and 369 Government contracts, which accounted for approximately 73%, 83% and 93%, respectively, of the Company's total revenues. However, the customer base trend is toward equal parts commercial, state/municipal government and federal government.

The services of the Company are generally performed under cost reimbursable, time-and-materials and fixed- price contracts and subcontracts. Under cost reimbursable contracts the Government reimburses the Company for its allowable costs permitted by Government regulations and pays the Company a negotiated fixed fee, incentive fee, award fee or combination of fees. Under time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as profit margin, and is reimbursed for other direct costs. Under fixed-price contracts, the Government pays the Company an agreed-upon price for services rendered.
In addition, under certain fixed price contracts, incentive fees are allowed if established performance goals are met or exceeded and penalties are imposed if goals are not attained. Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain a loss.

The Company's Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the Government's requirements or budgetary restrictions. Moreover, when the Company participates as a subcontractor, it is subject to the risk that the primary contractor may fail or become unable to perform the prime contract.

All Government contracts are subject to termination at the convenience of the Government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. To date, the Government has only terminated two contracts with the Company for convenience. The first was a technical documentation contract for the U.S. Air Force on a radar system for which the Company's claim was settled in fiscal 1988.
The second termination for convenience was made by the Air Force after the close of fiscal 1989 on a contract which was successfully protested by another bidder; and Halifax won the rebid.

Contracts with the Government are generally complex in nature, and require Halifax to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters. The Company has not experienced any material difficulty in complying with applicable federal regulations. Management does not believe the proposed scaling down of the Federal defense establishment will have an adverse effect on its revenues since the Company is not R&D oriented, and Defense Department cutbacks affecting the Company's operation are not considered significant. However, acquisitions and reassignment of marketing resources have been accomplished which should, management believes, reduce dependency on defense contracting.

The Company is sensitive to the present climate in the Government with respect to fraud, waste and abuse, and has adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures.
In addition all employees receive training in ethics and associated Company procedures and a hot line has been established to encourage reporting of potential ethical violations.

Under certain circumstances the Government can suspend or bar individuals or firms from obtaining future contracts with the Government for specified periods of time. Any such suspension or debarment could have a materially adverse effect upon the Company. The books and records of the Company are subject to audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. Audits by such Agency have been completed for years through fiscal 1990. While it is not possible to know the outcome of future audits, it is the opinion of the Company's management, that unrecorded liabilities, if any, arising from such audits should not have a material adverse effect on the Company's financial position or results of operations.

Commercial and State/Municipal Government Contracts

The Company continues to expand its commercial and state/municipal government business. Commercial contracts are expected to continue to grow in revenues through the success of the field sales program which targets non-federal opportunities and from outsourcing opportunities. Acquisition strategy and the in-house development of computer network solutions, integration and management services should significantly increase this trend in commercial services. State/municipal government contracts are expected to expand from privatization opportunities.

Type of Contracts

The following table reflects by type of contract the amount of revenues from continuing operations derived for the periods indicated:


Years Ended March 31,


                           1996             1995           1994

Cost reimbursable       $  2,232,000   $  7,953,000    $ 44,958,000

Time & materials           7,333,000      7,270,000       1,316,000

Fixed-price               37,594,000     30,380,000      26,227,000

        Total           $ 47,159,000   $ 45,603,000    $ 72,501,000



Accounts Receivable

Accounts receivable at March 31, 1996, 1995 and 1994 represented 47%, 50% and 54% of total assets, respectively. Accounts receivable are comprised of billed receivables and unbilled receivables. Billed receivables represent invoices presented to the Customer. Unbilled receivables represent future payments due from the Customer for which, for various reasons, invoices have not or cannot be presented until a later period. The reasons that invoices for payment obligations are not presented may be categorized into: (1) fee and cost retainage rights of the Government; (2) lack of billable documents; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; (4) amounts arising on fixed-price contracts from recognition of revenues under the percentage of completion method; and (5) claims. The Company has several claims against the Government which are in various stages of the settlement process. Management is unable to determine precisely when these claims will be settled because to some extent, settlement is dependent on action by Government representatives and other factors outside the control of the Company. However, in the opinion of management, adequate provision has been made to cover the settlement of all claims and ultimate resolution on these matters is not expected to have a material adverse affect on the Company's financial position or results of operations.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under Government contracts.


For a listing of the amounts of retainages and unbilled receivables as of March 31, 1996 and 1995, see Note 3 to the accompanying Consolidated Financial Statements.

Backlog

The Company's funded backlog for services as of March 31, 1996, 1995 and 1994 was $24,000,000, $17,000,000 and $29,000,000, respectively. "Funded"
backlog represents commercial orders and government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contracts orders provide for potential funding materially in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at random during the year and may have varying periods of performance.

As of March 31, 1996, based on total amounts bid on contracts awarded, the Company's five-year potential revenues for work remaining to be performed under existing contracts are approximately $96,000,000. The unfunded portion is $72,000,000 which includes $45,000,000 in options and $27,000,000 in undefinitized work. The realization of these potential revenues is dependent upon a variety of contract contingencies beyond the control of the Company, such as complete funding and the exercise of all existing contract options by the Government and commercial clients. Accordingly, there can be no assurance that such revenues will be realized. Commercial contracts do not typically have multi-year options, and accordingly, increased proportion of commercial contracting is resulting in lower backlog levels.


Marketing

The Company contracts with Government agencies, industry and commercial activities each of which requires different marketing approaches. The Government maintains that it buys from companies rather than having companies sell to it, and marketing is more related to keeping abreast of the Government's specified needs versus building markets within the Government for the Company's services. However, the Company conducts a sizable portion of its business within the commercial sector, and consequently uses traditional marketing approaches to determine commercial customer needs and to assure our services will be considered for those needs.

The Company's ability to compete successfully for Government work is largely dependent on recognizing Government requirements and opportunities, the submission of responsive and cost-effective proposals, and a solid reputation for the successful completion of Government contracts. Recognition of Government requirements and opportunities come from inclusion on bidders lists, from participation in activities of professional organizations and from literature published by the Government and other organizations. Associations with large corporations are being developed to allow the Company to act as a subcontractor on some contract efforts.

Commercial marketing involves the determination of customer needs that match the services offered by the Company, and this is accomplished through individuals that conduct sales calls, attend trade shows, and build a network of customer knowledge and confidence in the Company. A field sales program for computer services provides for direct sales by field personnel to commercial customers. Those activities, along with the development of strategic alliances and the reputation the Company has built, provide the normal manner in which the Company's commercial business is attained.

Our April 1, 1996 acquisition, CMS Automation, Inc., is a network integration and solutions company, and conducts its marketing and sales activities largely through Account Managers.

The Company's President provides leadership in long-range marketing and teaming arrangements. . Operating Vice Presidents direct bid and proposal efforts for their operating elements.

Competition

The Company has numerous competitors in all areas in which it does business. Some competitors are large, diversified firms having substantially greater financial resources and larger technical staffs than the Company, including, in some cases, the manufacturers of the systems being supported. The Government's own in-house capabilities can also be deemed to be competitors of the Company in that they perform certain services which might otherwise be performed by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which the Company is engaged are quality, responsiveness, ability to perform within estimated time and expense limits and pricing.

Personnel

On March 31, 1996, the Company had approximately 504 employees of which approximately 64 were part time employees. Because of the nature of services provided, many employees are professional or technical personnel having high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations to be excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company does not normally experience any material difficulty in obtaining the personnel it requires to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with labor unions on 3 of its government contracts. To date, relations with these units has been excellent. Management believes that the future growth and success of the Company will depend in part upon its continued ability to retain and attract highly qualified personnel.

Item 2. Properties

On July 18, 1991, the Company purchased a two building complex that includes its previously leased headquarters building. The complex, named Halifax Office Park and located on Cherokee Avenue in Fairfax County, Virginia, contains 76,000 square feet of office space on three landscaped acres.

The Company was able to take advantage of depressed real estate values and acquire the complex for $3,750,000, a price substantially below replacement cost and far below the price at which it sold for in 1987.
The cost of ownership of the two buildings is less than the prior lease cost on one building alone.

The Company has been able to lease over 95% of the building adjacent to the Headquarters building on leases ranging from one to five years. This space was in excess of the Company's needs.

The Company is obligated under approximately 30 small short-term facility leases connected with its nationwide maintenance service operations.

Item 3. Legal Proceedings

Commercial Business Systems, Inc. v. Halifax Corporation, et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth, went to trial on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award for compensatory damages plus interest has been overturned by the judge in the case and final judgement entered in favor of Halifax. The plaintiff has sought the right to appeal this decision.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of fiscal 1996.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock, par value $.35, has been traded on the American Stock Exchange since August 15, 1985. From June 29, 1983 to August 15, 1985, the stock was listed on the NASDAQ National Market System. At May 22, 1996, there were approximately 269 holders of record of the Company's Common Stock as reported by the Company's transfer agent. American Stock Transfer & Trust Co. became the Company's transfer agent and registrar on January 1, 1996.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange.

                              Fiscal Year 1996         Fiscal Year 1995

Fiscal Quarter              High            Low       High            Low

April - June                7-3/8           6-1/4     8-1/8           6-5/8
July - Sept.                7               6-1/4     7-3/4           6-3/8
Oct. - Dec.                 7               5-7/8     7-3/4           6-3/8
Jan. - March                7-1/8           6-1/2     7-1/8           6-3/8


In fiscal 1996, the Company paid a cash dividend of $0.065 on June 10, 1995, September 10, 1995, December 10, 1995 and March 10, 1996 to shareholders of record May 20, 1995, August 22, 1995, November 22, 1995 and February 23, 1996, respectively.

In fiscal 1995, the Company paid a cash dividend of $0.06 per share on June 10, 1994 to shareholders of record May 25, 1994 and a cash dividend of $0.065 on September 10, 1994, December 10, 1994 and March 10, 1995 to shareholders of record August 22, 1994, November 23, 1994 and February 17, 1995 respectively.

In fiscal 1994, the Company paid a cash dividend of $0.12 per share on September 1, 1993, to stockholders of record August 6, 1993. On December 10, 1993 the Company initiated the payment of dividends quarterly with a payment of $0.06 per share to shareholders of record November 19, 1993. Also a quarterly dividend of $0.06 per share was paid on March 10, 1994 to stockholders of record February 24, 1994.


Item 6.  Selected Financial Data

The following table includes certain selected financial data of the Company for the fiscal years and periods indicated (amounts in thousands except per share data):
                      1996         1995        1994        1993        1992

Revenue               $47,159     $45,603     $72,501     $58,380     $34,133
Net Income               763         858         853         674         707
  per common share       .65         .72         .71         .57         .59

Long-term obligations
 including current
  maturities            3,869      7,230      10,031       6,465       9,286

Cash dividends per
  common share            .26       .255         .24         .22         .21

Total assets at
  year-end            24,828      22,107      24,728      18,977      21,874

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal year ending March 31. (Tabular information: dollars in thousands, except per share amounts).


Results of Operations             1996   Change   1995   Change     1994
Revenues                       $47,159       3%  $45,603    (37%)  $72,501

Operating costs and expenses:   45,687       4%   43,918    (38%)   70,718
  Percent of revenue               97%               96%               98%

Operating income                 1,472     (13%)   1,685    (5%)     1,783
  Percent of revenue                3%                4%                2%

Net income                         763     (11%)     858     1%        853

Net income per share               .65     (10%)     .72     1%        .71


Revenues

1996 revenues increased 3% over 1995 primarily from fourth quarter delivery of facilities services for the City of Philadelphia and of communications hardware to the US Army. The 37% revenue reduction in 1995 reflects the termination of the Maritime Prepositioning Ship Contract (MPS) with the United States Marine Corps, completed in the first quarter of fiscal year 1995. The 1995 reduction in revenues from the MPS contract was partially offset by revenue increases from a contract to provide long-term support of the U.S. Army's digital switch system and strategic alliances
with Encore Corporation,   Computer Language Research Inc. and Trellis
Network Services Inc.



Operating Costs and Expenses      1996    Change   1995  Change       1994

 Cost of services               $41,675     2%   $40,708  (39%)       $67,207
  Percent of revenues               88%              89%                  93%
 Selling, general
 and administrative               3,692    15%     3,210   (9%)         3,511
  Percent of revenues                8%               7%                   5%
 Litigation expense                 320               -                    -
  Percent of revenues              0.7%               -                    -


The Company maintained its 1996 cost of services at 1995 levels through deliberate cost containment strategies which had been initiated in 1995.
The significant decrease in costs of services in 1995 over 1994 relates primarily to costs associated with the MPS contract. This contract operated at low margins due to sizable subcontract and material costs, the revenues of which were reported by the Company but not fee bearing to the Company. Costs of services as a percent of revenue decreased from 93% in 1994 to 89% in 1995 due to cost control efficiencies realized in the electronic operating divisions and administrative areas of the Company and because of the termination of the MPS contract.


Litigation expenses of $320,000 in the second fiscal quarter ending September 30, 1995, include legal costs associated with a trial of a lawsuit described in Item 3.

Approximately $130,000 of the increase in selling, general and administrative (S,G&A) expenses was expended on marketing consulting and proposal efforts company-wide in an effort to expand Revenues and represents an increase in such activity over 1995. The proportion of S,G&A expense increased to 8% of Revenues compared with 1995's 7% of Revenues and the Company's objective of 7%. S,G&A expenses decreased in amount but increased as a percent of revenues in 1995 as compared to 1994. The 7% relationship of S,G&A costs to revenues reported in 1995 exceeded the 5% reported for 1994. The Company reduced cost in the S,G&A areas by approximately $.3 million in response to the completion of MPS operations in fiscal year 1995. The Company achieved the previously reported objective of maintaining expenditures as a percentage of revenue at 7% in 1995.


Operating Income

Operating income decreased by $213,000 to 3% of Revenue compared with 4% of Revenue in 1995. Operating income decreased $98,000 in 1995 when compared to 1994 but increased from 2% of revenues in 1994 to 4% of revenues in 1995. An increase in the higher profit margin electronics business and termination of the low margin MPS contract was primarily responsible for the improved margins.




Interest and other Income or expense     1996  Change    1995   Change  1994

Interest expense                         $573    (9%)    $627   (5%)     $661
Other (income) expense net               (362)   (3%)    (375)  40%      (268)


Interest expense significantly declined by $54,000 or 9% from 1995. The decline was accomplished through reducing borrowing requirements by improving cash flow despite an increase in interest rates over 1995. Interest expense decreased in 1995 when compared to 1994, because of decreased capital requirements. This decrease was partially offset by higher interest rates in 1995 as compared to 1994.

Other income, net of expenses, is sublease income from the company's office park which is currently over 95% occupied. The office park was purchased in 1993 by the Company's wholly-owned subsidiary HRI.

Income Taxes           1996      Change    1995     Change    1994

Income taxes           $498       (13%)    $575         7%     $537
Effective tax rate      40%                 40%                 39%


These fluctuations were relatively proportional to changes in pretax income and the Company's effective tax rate remained relatively unchanged in 1996 compared with the 1995 and 1994 rates. The Company has adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" effective for all periods presented.


Factors That May Affect Future Results

The Company's future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, industry factors, the Company's ability to successfully increase its business and effectively manage expense margins.

The Company must continue to effectively manage expense margins in relation to revenues by directing new business development towards markets that complement or improve existing service lines. The Company must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Uncertainties continue to exist relative to the operating level of the Company's contract with the U.S. Army to provide for long-term life cycle support of the U.S. Army's AT&T and GTE electronic digital switch systems. This Army contract is for an indefinite quantity and accordingly, actual revenues may vary significantly.

The Company participates in the computer industry, providing maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products and product enhancements and aggressive pricing practices, which also impacts pricing of service activities. The Company's operating results could be adversely affected by industry wide pricing pressures. The Company's operating results could also be adversely impacted should the Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in its field
maintenance operations.   The Company's plan for growth includes intensified
marketing efforts, an expanding commercial sales program, strategic alliances such as those obtained with AT&T, GTE Computer Language Resources, Inc. and Trellis Network Services, Inc. and, where appropriate, acquisitions that expand our market share such as our CMSA and EAI Services Division acquisitions. The Company intends to expand upon recent alliances, acquisitions and new contracts to provide the density necessary to maintain profitability in the competitive electronics industry.

Because of the foregoing factors as well as other factors affecting the Company's profitability, it is difficult to project future operating results although there is indeed cause for optimism in light of the Company's recent marketing success and improvement in operating income margins.


Liquidity and Capital Resources        1996         1995          1994

Cash                          $    2,473,000   $   18,000     $   509,000

Working capital                    5,924,000    8,845,000      10,789,000
Cash provided (used) by
  operations                       7,110,000    3,519,000        (389,000)
Cash (used) in investment
  activities                        (644,000)    (786,000)     (3,022,000)
Cash provided (used) by
  financing activities            (3,741,000)  (3,224,000)      3,344,000


The Company's financial condition remains strong at March 31, 1996 with working capital of $5.9 million and a current ratio of 1.50 due to a large prepayment on a hardware delivery order in the fourth quarter. The current ratio adjusted for that transaction would have been 2.4, consistent with 1995.

The Company's strong financial position continued to improve in 1996 as a result of cash provided by operations of $7.1 million which compares to $3.5 million in 1995. The increase in cash generated in 1996 as compared with 1995 is primarily a result of the large prepayment previously mentioned. Accounts receivable increased by 5% or $0.5 million. Net income for the year was 11% below 1995 on somewhat higher revenue due to litigation expenses for a trial in the second quarter in which judgement was entered in Halifax's favor.


The Company leases approximately 30 field sites. Disclosure of the future minimum lease payment is in Note 9 to the financial statements. The Company anticipates capital expenditures in 1997 to approximate 1996 levels. A wholly owned subsidiary operates the office park including leasing one of the two buildings.

Cash flows used in financing activities increased in 1996 representing a larger net reduction in the credit line with Crestar Bank. Cash flows used in financing activities increased in 1995 compared to 1994 payment for the EAI acquisition financing which is also provided by Crestar Bank.


The Company believes that its balances of cash and cash equivalents in conjunction with funds generated from operations and from short term borrowings should be sufficient to meet its operating cash requirements for the foreseeable future.


Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

The following paragraphs set forth the name and age of each executive officer and the members of the Board of Directors of the Company, together with their respective periods of service as officers and directors and other positions with the Company. All directors hold office for one (1) year or until their successors are duly elected and qualified.


DIRECTORS


Howard C. Mills, age sixty-two, has since October 16, 1984, been President, Chief Executive Officer and a Director of the Company. Prior to that time he served as Vice President and Executive Vice President of the Company. Mr. Mills joined Halifax in 1981 when it acquired ASSET Inc. of which Mr. Mills was President and Chief Executive Officer. Mr. Mills has forty years experience in the management, engineering and technical services business, including twelve years as President of ASSET Inc., three years as President of Blyth Marine, five years as a Division Vice President of the Stanwick Corporation, and eight years in engineering management with the Newport News Shipbuilding and Dry Dock Company.

Arch C. Scurlock, age seventy-six, presently Chairman of the Board of Directors, has been a Director of the Company since 1973. He had served from 1969 to 1992 as Chairman of the Board of TransTechnology
Corporation, a manufacturer of aerospace-defense and other industrial products. Since 1968, he has been President and a Director and controlling shareholder of Research Industries Incorporated, a private investment company.

John H. Grover, age sixty-eight, has been a Director of the Company since 1984. He has served as Executive Vice President, Treasurer and Director of Research Industries Incorporated, since 1968 and as a Director of TransTechnology Corporation from 1969 to 1992.


Clifford M. Hardin, age eighty, elected Director of the Company on March 25, 1985, is a Director of SRI, Inc. Lincoln, Nebraska. Dr. Hardin is also a Trustee of Winrock International, the American Assembly and the University of Nebraska Foundation. Dr. Hardin's past positions have included Chancellor of the University of Nebraska (1954-1969), Secretary, United States Department of Agriculture (1969-1971), Vice
Chairman of the Board and Director of Corporate Research for Ralston Purina Company (1971-1980) and Director of the Center for the Study of American Business at Washington University (1980-1982). Dr. Hardin also served as an economist at Washington University until 1985. From 1981 to 1987 Dr. Hardin served as a Director of Stifel Financial Corporation, The parent corporation of Stifel Nicolaus & Company, a St. Louis Securities brokerage firm registered with the Securities and Exchange Commission.

Ernest L. Ruffner, age sixty-one, elected Director of the Company on March 25, 1985, is an attorney engaged in the private practice of law as a member of the firm of Pompan, Ruffner & Werfel in Alexandria, Virginia. He has been an attorney for 32 years. Mr. Ruffner is a graduate of the United States Military Academy, served as a First Lieutenant in the United States Army Corps of Engineers and has been a Director of Research Industries Incorporated. since 1983. Mr. Ruffner has been Secretary of the Company since 1985. In January 1992, he was given the additional designation of Counsel of the Company, and in September 1994, he was elected General Counsel (See Item 13).

Alvin E. Nashman, age sixty-nine, elected director of the Company on September 17, 1993, is a director and consultant of Computer Sciences Corporation (CSC). He also serves on the Boards of NYMA Corporation and MILTOPE Corporation, where he is Chairman. Dr. Nashman headed the multi-division systems groups of CSC for 27 years and served two terms as Chairman of the Board of the Armed Forces Communications and Electronics Associates (AFCEA).


John Toups, age seventy, elected Director of Company on September 17, 1993, served as President and CEO of Planning Research Corporate (PRC) from 1978 to 1987. He also served as interim Chairman of Board and CEO of the National Bank of Washington and Washington Bancorp. and is currently a Director of CACI International, NVR and Telepad Corporation.


OTHER EXECUTIVE OFFICERS


Richard J. Smithson, age seventy-two, is Vice President and Treasurer of the Company, responsible for all corporate financial activities. Mr. Smithson has over forty-five years experience in varied executive financial positions including twenty-three years with the Company, seventeen years with Atlantic Research Corporation and subsidiaries, and five years with the law firm of Rhyne and Rhyne.

James L. Sherwood, IV, age fifty-four, is Vice President, Contracts and Administration. He previously served as Vice President of the Company's Facilities Services Division. In addition, he served as Assistant Vice President and Manager for various divisions of the Company and ASSET Inc., which he joined in 1978. Prior to joining ASSET Inc., Mr. Sherwood held various electrical engineering positions with Potomac Electric Power Company and Newport News Shipbuilding and Dry Dock Company. He is a Registered Professional Engineer in several states including Virginia.

Melvin L. Schuler, age fifty-two, is a Vice President managing the Company's Communication Services Division. He is also Vice President for operations of the Company's wholly-owned subsidiary, Halifax Engineering, Inc. Mr. Schuler has been with Halifax since 1972, serving in various management positions within this service line.

James C. Dobrowolski, age thirty-three, joined Halifax as a result of the Company acquiring EAI Services which he had managed for two years. Mr. Dobrowolski currently serves as the Vice President in charge of the Simulation on Facilities Services Division. Prior to joining EAI as Director of Contracts in April 1988, he was with Engineering and Professional Services Inc. where he served as Manager of Subcontract Administration for two years.

Thomas F. Nolan, age fifty-one, has been Vice President, Computer Services Division for four months. Before joining the Company, Mr. Nolan worked six years as an independent executive in Financial Services Management. Prior to that, he was Senior Vice President, Marketing for Decision Data Services, Inc, a nation wide computer maintenance firm. For sixteen years Mr. Nolan held various executive positions with Bell Atlantic Corporation's SORBUS Service Divison.

John D. D'Amore, age forty-six, Vice President and Controller, joined Halifax on April 10, 1996. He previously served as Vice President Finance for CTA International, Inc., a subsidiary of CTA Incorporated.
Prior to that he served in various executive finance positions including five years as Vice President Finance with Presearch Inc. Mr. D'Amore is a Certified Public Accountant and a member of the Virginia Bar.

Thomas L. Mountcastle, age forty-two is president of CMS Automation, Inc., a wholly owned subsidiary of Halifax and Vice President of Halifax's Network Integration Services Division. Mr. Mountcastle joined Halifax as a result of the Company acquiring CMS Automation, Inc. on April 1, 1996 where he had served as President since 1990. Prior to that he served in various capacities in computer technology including two years as President of Data Support Systems.

Item 11.  Executive Compensation

The following table sets forth information on the Chief Executive Officer and the only other officers whose compensation exceeded $100,000 serving at the close of the fiscal year ended March 31, 1995 for services rendered in all capacities during the fiscal years ended March 31, 1996, 1995, and 1994.

SUMMARY COMPENSATION TABLE
                                                Annual Compensation                             Long Term Compensation
                                                                                               Awards           Payouts
                                                                   Other                                                  All
Name and                                                      Annual          Restricted                                  Other
Principle                                                     Compen-         Stock         Options         LTIP          Compen-
Position                         Salary         Bonus         sation          Awards        SARs            payouts       sation
                        Year      ($)            ($)          ($) (1)           ($)         (#)               ($)          ($)
Howard C. Mills         1996     149.925        28,336        5,623           none          4,800           none        2,999(2)
CEO/President           1995     150,188        27,067        3,331           none          9,600           none        2,604(2)
                        1994     134,811        20,276        2,971           none          2,000           none        2,692(2)

Christopher K. Jones    1996     115,013         7,245        3,075           none          1,200           none        2,300(2)
                        1995     115,118        15,467        3,007           none          4,800           none        2,302(2)
                        1994     101,512        none          3,153           none          1,000           none        3,103(2)

James L. Sherwood III   1996      96,785        13,970        none            none          1,200           none        5,284(3)
                        1995      96,962        21,886        none            none          3,600           none        1,939(2)
                        1994      88,554        14,227        none            none            600           none        7,966(3)

James C. Dobrowolski    1996      96,940        13,627        2,400           none          2,400           none          599(2)
                        1995      95,099        23,672        none            none          3,600           none        5,855(3)

Donald R. Morrell       1996      98,392(4)      6,437        none            none          1,200           none        10,457(3)
                        1995      81,597         7,017        none            none          3,600           none         1,632(2)
                        1994      73,449         5,097        none            none            600           none         1,468(2)

Melvin L. Schuler       1996      89,733        19,712        none            none          1,000           none         1,794(2)
                        1995      89,902         8,999        none            none          2,000           none         1,798(2)
                        1994      81,496          none        none            none            500           none         1,630(2)

                                  (1)      Value of Company furnished auto
                                  (2)      Amounts contributed to officer under 401(k) plan
                                  (3)      Amounts contributed to officer under 401(k) plan and paid vacation
                                  (4)      Includes amounts reimbursed employee from deferred compensation plan.

Director Compensation

During the year, Directors who are not officers of or otherwise compensated by the Company receive an annual fee of $1,000 and also receive $2,000 and reimbursement of expenses incurred for each meeting of the Board of Directors which they attend.

Stock Option Plans

In 1984, the Company's shareholders approved the 1984 Incentive Stock Option and Stock Appreciation Rights Plan (the 1984 "Plan"). The Company's key employees, including officers, were eligible to participate. Directors who were not officers were not eligible.

At the 1988 Annual Meeting of Shareholders, the shareholders approved amendments to the 1984 Plan which increased to 110,000 the number of shares authorized for issuance pursuant to the 1984 Plan and brought the 1984 Plan into conformity with the Tax Reform Act of 1986.

In fiscal year 1993, options totaling 2,000 common shares were offered to an employee with an exercise price of $8.50, the market price on date of issue.

In fiscal year 1994, options totaling 12,100 shares were offered to employees with an exercise price of $7.50, the market price on the date of issuance.

The 1984 Plan terminated May 15, 1994; however options continue to be outstanding to officers and employees of the Company covering 31,100 shares of Common stock. These options all expire prior to July 18, 1998. See note 7 to financial statements.

At the September 16, 1994 annual meeting the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan").

The maximum number of shares subject to the 1994 Plan and approved for issuance is 120,000 shares of the Company's Common Stock either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's Common Stock. The Company is under no obligation to register either the Option or the Option Stock under either Federal or State securities laws, however, the Committee has the power and sole discretion to register the 1994 Plan. If the 1994 Plan is not registered, both the Option and the Option Stock will be "restricted securities" as defined in Rule 144 of the General Rules and Regulations of the Securities Act of 1933.

The 1994 Plan will be administered by a Committee selected by the Board and comprised of not less than three members of the Board. The Committee has the sole and absolute discretion to establish from time-to-time the criteria for participation in the 1994 Plan and to select the officers and other key employees to whom Options may be granted, to determine all claims for benefits under the 1994 Plan, to impose such conditions and restrictions on Options as it determines appropriate, with the consent of the recipient, to cancel Options and to substitute new Options for previously awarded Options which, at the time of such substitution, have an exercise price in excess of fair market value of the underlying shares of Company Common Stock.

The Committee also has the sole and absolute discretion to grant options entitling the Participants to purchase shares of Company Common Stock from the Company in such number, at such price and on such terms and subject to such conditions, not inconsistent with the terms of the 1994 Plan, as may be established by the Committee. The Company will receive no consideration with regard to the granting of any Option granted under this 1994 Plan. Due to the broad discretion of the committee, it is not possible to determine at this time the benefits or amounts that will be received by or allocated to the participants, if any.

Except as otherwise expressly provided in the 1994 Plan, the Committee may designate, at the time of the grant of an Option, the Option as an Incentive Stock Option under Section 422 of the Internal Revenue
Code. The Purchase Price of each share of Company Common Stock which may be purchased upon exercise of any Option granted under the 1994 Plan shall be established by the committee in its discretion, and in the case of Incentive Stock Options, such Purchase Price shall not be less than 100% of the Fair Market Value on the Date of Grant.

Each Option granted under the 1994 Plan shall be exercised by written notice to the Company. The Purchase Price of shares purchased upon exercise of an Option granted under the 1994 Plan shall be paid in full.

No option may be exercised in whole or in part prior to six months from the Date of Grant.

The Board has complete power and authority to amend the 1994 Plan at any time as it deems necessary or appropriate and no approval by the stockholders of the Company or by any other person, committee or entity of any kind is required to make any amendment; provided, however, that the Board shall not, without the affirmative approval of stockholders of the Company, increase the number of shares of Company Common Stock available for Option grants hereunder or make any other amendment which requires stockholder approval under Rule 16b-3 of the Code.

In fiscal year 1995, options totaling 32,000 shares were offered to employees at an exercise price of $7.00, the market price on date of issuance.

In fiscal year 1996, options totaling 13,600 shares were offered to employees at exercise prices ranging from $6.875 to $7.25 the market prices on the dates of issuance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of May 22, 1996 (1) the number of shares of the Company's Common Stock owned beneficially by each person who owned of record, or was known by the Company to have owned beneficially, more than 5% of such shares then outstanding, (2) the number of shares owned beneficially by each director of the Company, and (3) the number of shares owned beneficially by all officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

    Name and Address of             Amount and Nature of
     Beneficial Owner               Beneficial Ownership            Percent

    Research Industries                      410,000                    31.3
    Incorporated (1)(2)(3)
    123 North Pitt Street
    Alexandria, VA 22314

    Arch C. Scurlock (1)(5)                  411,000                    31.4
    123 North Pitt Street
    Alexandria, VA 22314

    Howard C. Mills (4)                       47,418                     3.6
    5250 Cherokee Avenue
    Alexandria, VA 22312

    Alvin E. Nashman                           3,000                     0.2
    3170 Fairview Park Drive
    Falls Church, VA  22042

    John Toups                                 3,000                     0.2
    1209 Stuart Robeson Dr.
    McLean, VA  22101

    John H. Grover (2)                         1,000                     0.1
    123 North Pitt Street
    Alexandria, VA 22314

    Clifford M. Hardin                         1,000                     0.1
    10 Roan Lane
    St. Louis, MO 63124

    Ernest L. Ruffner (3)                        100                       0
    209 North Patrick Street
    Alexandria, VA 22314

    All officers and directors               520,966                    39.7
    as a group, including
    the above
      (14 persons) (5)

(1) Research Industries Incorporated is 95% owned by Arch C. Scurlock, Chairman of the Company's Board of Directors. Dr. Scurlock is also President and a director of Research Industries Incorporated.

(2) Mr. Grover is also a 5% owner, a director and Executive Vice President and Treasurer of Research Industries Incorporated.

(3)   	Mr. Ruffner is a director of Research Industries Incorporated.

(4)     Includes 300 shares held by Mr. Mills' wife.

(5)     Includes 410,000 shares owned by Research Industries Incorporated.


Item 13.  Certain Relationships and Related Transactions

Ernest L. Ruffner, Secretary and General Counsel and a Director of the Company, is a member of the law firm of Pompan, Ruffner & Werfel. During the fiscal year ended March 31, 1996, the firm received fees of $9,077 from the Company.



PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

      1.     Consolidated Financial Statements

             o    Reports of Independent Auditors
             o    Consolidated Statements of Earnings for the years ended
                   March 31, 1996, 1995 and 1994
             o    Consolidated Balance Sheets as of March 31, 1996 and 1995
             o    Consolidated Statements of Cash Flows for the years ended
                   March 31, 1996, 1995 and 1994
             o    Consolidated Statements of Changes in Stockholders'
                   Equity for the years ended March 31, 1996, 1995 and 1994
             o    Notes to Consolidated Financial Statements

      2.     Financial Statement Schedules

             o    Schedule II, Valuation & Qualifying Accounts


All other schedules are omitted since they are not applicable, not required or the required information is included in the financial statements or notes thereto.


      3.       Exhibits

      3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

      3.2      By-laws, as amended.  (Incorporated by reference to Exhibit
	       3.2 to Form 10-K for the year ended March 31, 1995.)

      4.1 Loan and Security Agreement dated January 30, 1989 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended March 31, 1989.)

      4.2 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated
	       Dec. 11, 1992 and Amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10K for the Year ended March 31, 1993)

      4.3 Loan agreement dated June 30, 1993 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 31, 1994.

      4.4 Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated
	       November 14, 1994 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1995.)

     10.1 1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit
	       10.3 to the 1989 10-K.)

     10.2 Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the 1992 10-K.)

     10.3 1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995.)

      22.      Subsidiaries of the registrant


(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the 4th Quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION


By
   Howard C. Mills
   President and Chief Executive Officer               Date:  6/28/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature               Title                 Date

                                President and
Howard C. Mills                 Chief Executive
Principal Executive Officer     Officer


                                Vice President
Richard J. Smithson             and Treasurer
Principal Financial Officer

	                        Vice President
John D. D'Amore                 and Controller
Principal Accounting Officer

                                Chairman of the
Arch C. Scurlock                Board of Directors


                                Director
John H. Grover

                                Director
Clifford M. Hardin


                                Director
Ernest L. Ruffner


                                Director
Alvin E. Nashman


                                Director
John Toups

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION


By /s/Howard C. Mills
   Howard C. Mills
   President and Chief Executive Officer         Date: 6/28/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature            Title                   Date

/s/Howard C. Mills              President and           6/28/96
Howard C. Mills                 Chief Executive
Principal Executive Officer     Officer


/s/Richard J. Smithson          Vice President          6/28/96
Richard J. Smithson             and Treasurer
Principal Financial Officer


/s/John D. D'Amore              Vice President          6/28/96
John D. D'Amore                 and Controller
Principal Accounting Officer


                                Chairman of the
Arch C. Scurlock                Board of Directors


/s/John H. Grover               Director                6/28/96
John H. Grover


                                Director
Clifford M. Hardin


/s/Ernest L. Ruffner            Director                6/28/96
Ernest L. Ruffner


                                Director
Alvin E. Nashman


/s/John Toups                   Director                6/28/96
John Toups