Form 10-Q
period 1996-06-30
HALIFAX CORP
filed 1996-08-14
CIK 720671

HALIFAX CORPORATION

FORM 10-Q

JUNE 30, 1996

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 312905 eff. 4/26/93.)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

( X)                Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended                       June 30, 1996

(  )Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________________  to  ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 1,311,359 as of June 13, 1996

HALIFAX CORPORATION

                                                                   CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                           page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1996 (Unaudited) and
                March 31, 1996
Condensed Consolidated Statements of Income - Three Months Ended
June 30, 1996 and 1995 (Unaudited)                                            4

Condensed Consolidated Statements of Stockholders' Equity - Three Months
Ended June 30, 1996 and 1995 (Unaudited)                                      5

Condensed Consolidated Statements of Cash Flows - Three Months Ended
June 30, 1996 and 1995 (Unaudited)                                            6

Notes to Condensed Consolidated Financial Statements (Unaudited)              7

Item 2.Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         8


PART II  OTHER INFORMATION

Item 1.Legal Proceedings                                                      9

Item 2.Changes in Securities                                                  9

Item 3.Defaults Upon Senior Securities                                        9

Item 4.Submission of Matters to a Vote of Security Holders                    9

item 5.Other Information                                                      9

Item 6.Exhibits and Reports on Form 8-K                                       9

Item 1.  Financial Statements
HALIFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND MARCH 31, 1996
                                                        JUNE 30, 1996         MARCH 31, 1996*
                                                         (Unaudited)             (Audited)
ASSETS
CURRENT ASSETS
 Cash                                                  $   241,000                 $2,743,000
Trade accounts receivable                               14,859,000                 11,639,000
 Inventory                                               5,311,000                  2,792,000
 Prepaid expenses and other current assets               1,469,000                    814,000
TOTAL CURRENT ASSETS                                    21,880,000                 17,988,000

PROPERTY AND EQUIPMENT, at cost less accumulated
depreciation and amortization                            5,930,000                  4,527,000

INTANGIBLES AND OTHER ASSETS, net of accumulated
amortization                                             2,902,000                  2,313,000

TOTAL ASSETS                                          $ 30,712,000            $    24,828,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $  8,375,000                $11,508,000
 Current portion of long-term debt                         605,000                    556,000
TOTAL CURRENT LIABILITIES                                8,980,000                 12,064,000

LONG-TERM DEBT AND OTHER LIABILITIES                    11,763,000                  3,980,000

TOTAL LIABILITIES                                       20,743,000                 16,044,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock                                              519,000                    518,000
 Additional paid-in capital                              4,226,000                  3,401,000
 Retained earnings                                       5,437,000                  5,253,000
                                                        10,182,000                  9,172,000
Less treasury stock - at cost                              213,000                    388,000
STOCKHOLDERS' EQUITY                                     9,969,000                  8,784,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 30,712,000             $   24,828,000

*Condensed from March 31, 1996 Audited Financial Statements.  See Form 10-K filed June 28, 1996.
 See notes to Financial Statements.

HALIFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND 1995 (Unaudited)

                                                                   Three Months Ended
                                                                         June 30

                                                               1996               1995
Revenues                                                    $ 15,640,000   $  8,946,000

Operating costs and expenses:
  Cost of services                                            12,651,000      7,717,000
  Selling, general and administrative                          2,341,000        812,000

Total operating costs and expenses                            14,992,000      8,529,000

Operating income                                                 648,000        417,000

Interest expense                                                 213,000        108,000

Income before income taxes                                       435,000        309,000

Income taxes                                                     166,000        121,000

Net income                                                     $ 269,000    $   188,000

Net income per common share                                    $     .21    $       .16

Weighted average number of common shares
  outstanding                                                  1,309,612      1,180,329

See notes to Financial Statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)


                      Common Stock         Additional                        Treasury Stock
                                            Paid-In     Retained
                       Shares   Par Value   Capital     Earnings    Shares       Cost         Total

Balance
April 1, 1996       1,480,015   $518,000   $3,401,000   $5,253,000   311,786   $(388,000)   $8,784,000

Cash Dividends          -           -            -       ( 85,000)      -          -         ( 85,000)

Net Income              -           -            -        269,000       -          -         269,000

Stock Options         3,500       1,000       22,000          -         -          -          23,000

CMSA Acq.               -           -        803,000          -      (139,630)   175,000     978,000

Balance
June 30, 1996     1,483,515   $ 519,000    $4,226,000    $5,437,000   172,156    $(213,000)  $ 9,969,000

Balance
April 1, 1995    1,480,015    $518,000     3,401,000     $4,795,000    299,686   $(313,000)  $8,401,000

Cash Dividends       -           -              -         ( 76,000)       -           -       ( 76,000)

Net Income           -           -              -          188,000        -           -        188,000

Balance
June 30, 1995  1,480,015     $ 518,000     $3,401,000    $4,907,000     299,686   $(313,000)  $8,513,000

See notes to Financial Statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
                                                            Three Months Ended
                                                                      June 30


                                                           1996            1995

Cash flows from operating activities:
 Net income                                            $  269,000    $  188,000

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                       257,000       145,000

      Decrease in accounts receivable                    369,000      1,954,000

      Decrease in inventory                               34,000        360,000

      Decrease (increase) in other assets               (587,000)       159,000

      (Decrease) in accounts payable and
      accrued expenses                                (10,413,000)   (1,573,000)

    Total adjustments                                 (10,340,000)    1,045,000

  Net cash (used) provided by operating activities    (10,071,000)    1,233,000

Cash flows from investing activities:

      Acquisition of property and equipment             (140,000)      (56,000)

      Net cash used in investing activities             (140,000)      (56,000)

Cash flows from financing activities:

      Proceeds from borrowing of long-term debt        12,199,000     2,108,000

      Retirement of long-term debt                     (4,429,000)   (2,795,000)

      Cash dividends paid                                 (85,000)      (76,000)

      Stock options exercised                              24,000          -


Net cash provided (used) by financing activities        7,709,000      (763,000)

Net (decrease) increase in cash                        (2,502,000       414,000

Cash beginning of period                                2,743,000        18,000

Cash end of period                                    $   241,000     $ 432,000

See notes to Financial Statements.

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that maybe expected for the year ending March 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1996.

Note B - Acquisition

In accordance with a Plan of Merger ("Plan") which was duly adopted by the board of directors of both parties to the merger, CMS Automation, Inc. ("CMS"), a Virginia corporation, merged into CMSA Acquisition Corporation ("CMSA"), a Virginia corporation wholly owned by Halifax Corporation, a Virginia corporation. CMS merged into CMSA on the following basis.
Pursuant to the Plan, each issued and outstanding share of CMS common stock was converted into, and became exchangeable for, the number of sharesof validly issued, fully paid and nonassessable common stock of Halifax equal to aconversion ratio meaning a fraction, the numerator of which is 139,630 and the denominator of which is equal to the sum of the number of shares of CMS issued and utstanding on the effective date of the merger plus the number of shares that would be represented by the conversion of $450,000 worth of debt to equity. In this regard, CMS shareholders who held promissory notes of CMS in the amount of $450,000 converted said debt
to equity in CMS.   In addition to the initial issuance of 139,630 shares
 of Halifax stock to CMS shareholders which was based on the net equity value of CMS, Halifax stock will be awarded annually for three (3) years subsequent of the merger to the CMS shareholders on a pro-rate basis, excluding Halifax stock issued as a result of the conversion of debt to equity, having a value equal to one-third of the net after tax income of CMSA operating as a wholly owned subsidiary of Halifax.

The assets acquired included accounts receivable and the inventory and equipment used in conducting and operating the business of CMS which consists of computer systems integration including wide area and local area networking, consulting, application development and training.

Closing of the transaction took place on April 1, 1996 with a Certificate of Merger issued by the State Corporation Commission of Virginia effective April 9, 1996. Results of CMSA operations have been included since the date of the transactions.

Note C - Pro Forma Financial Information

The following unaudited pro forma combined summary statement of operations information presents the historical results of operation of the Company and CMSA for the three month periods ended June 30, 1996 and 1995, with pro forma adjustments as if the acquisition transaction had been consummated as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions the management of the Company believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the date indicated. Moreover, they are not intended to be indicative of future results of operations.

                                                                                  Pro Forma Information


                                                                                     Three Months Ended
                                                                                               June 30,

                                                                                      1996**                     1995
                  Revenue                                                      $         15,640,000       $        13,645,000

                  Net Income                                                   $            269,000       $           187,000

                  Earnings Per common Share                                    $            .21           $           .14

                  Weighted Average Number of
                  Common Share Outstanding                                                1,309,612                 1,319,959

                  ** Actual Results for the period

Note D - Contingent Matters

The Company is a co-defendant or is defendant in various lawsuits. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, based on advice of counsel, that the ultimate resolution of any contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operation or cash flows could be materially affected in a particular quarter.

Note E - New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective April 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS
No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this standard did not have a material effect on the Company's consolidated earnings and financial condition.

Item 2
Managements' Discussion and Analysis
of Financial Conditions and
Results of Operations


Results of Operations

Revenues for the first quarter of fiscal 1997 of $15,640,000 represent an increase of approximately $6,694,000 or 75% over those in the first quarter of FY 1996. The increase was due largely to the acquisition of CMSA although 18% of the growth came from existing lines of business.

Costs of services, as a percentage of revenue, decreased from 86% in the first quarter of 1996 to 81% in the first quarter of FY 1997. Improvement in this margin resulted from the combination of a different cost mix at CMSA. Selling, general and administrative expenses as a percentage of revenue increased from 9% in the first quarter of fiscal 1996 to 15% in the first quarter of FY 1997. This increase also resulted from the combination of the different cost mix of CMSA.

Net income for the quarter of $269,000 or 21 cents per share represents an increase over the first quarter of FY 1995 of $81,000 and 5 cents per share or 43% and 31% respectively.

Interest expense in both periods was 1% of revenue. This relationship was maintained in FY 1997 by combined borrowing under the Company's new borrowing agreement representing significant interest rate reductions over CMSA's prior credit.

Financial Condition

The financial condition of the Company remains strong with working capital of $12,900,000 and a current ratio of 2.43:1.

Liquidity and Sources of Capital

Net cash outflows from operations were $10,071,000 for the first quarter of FY 1997 as compared with net cash inflows of $1,233,000 in the comparable period of FY 1996. The paydown of accrued liabilities for a large hardware delivery order made in the fourth quarter of FY96 accounted for the significant outflow of cash in the first quarter of FY 1997. Long-term debt and cash balances provided the financing for this significant reduction of current accounts payable. At FY end 1996, the Company's Long-term debt had been significantly reduced and cash balances increased by prepayments received for the aforementioned hardware delivery order. The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

Part II.  Other Information

Item 1.  Legal Proceedings - Not applicable

Item 2.  Changes in Securities - Not applicable

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K


              (a)   Exhibits - Not applicable

              (b)   Reports on Form 8-K - Reports on Form 8-K disclosing the
			acquisition of CMS Automation, Inc. ("CMSA") were filed on April 15, 1996 and June 17, 1996.

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HALIFAX CORPORATION
(Registrant)







Date:      August 14, 1996                          By:    s/Howard C. Mills
                                                            Howard C. Mills
                                                            President





Date:      August 14, 1996                         By:    s/John D. D'Amore
                                                            John D. D'Amore
                                                 Vice President & Controller









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





HALIFAX CORPORATION
(Registrant)







Date:                                           By:
                                                      Howard C. Mills
                                                         President






Date:                                       By:
                                                         John D. D'Amore
                                                 Vice President & Controller


















For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.