Form 10-Q
period 1996-09-30
HALIFAX CORP
filed 1996-11-15
CIK 720671

HALIFAX CORPORATION

                               FORM 10-Q

                          SEPTEMBER 30, 1996


         FORM 10Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No 312905 eff. 4/26/93.
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               Form 10-Q

(Mark One)

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.    For the period  ended
September 30, 1996
(x)  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from
to

Commission file Number        1-8964

                          Halifax Corporation
        (Exact name of registrant as specified in its charter)

               Virginia                           54-0829246
(State or other jurisdiction of incorporation of organization
(IRS Employer Identification No.)

                    5250 Cherokee Avenue, Alexandria, VA  22312
                         (Address of Principal executive offices)

Registrant's telephone number, including area code    (703) 750-2202

                              N/A
     (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90
days.          (x)Yes       ( )No

                  APPLICABLE ONLY TO ISSUERS INVOLVED
                   IN BANKRUPTCY PROCEEDINGS DURING
                       THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date. 1,330,859 as of November 11, 1996.



                         HALIFAX  CORPORATION

                               CONTENTS

                    PART I    FINANCIAL INFORMATION



Item 1.   Financial Statements                               page

       Condensed Consolidated Balance Sheet - September 30, 1996
(Unaudited) and
     March 31, 1996                                           3

       Condensed Consolidated Statements of Income - Three and Six
Months Ended
     September 30, 1996 and 1995 (Unaudited)                  4

       Condensed Consolidated Statements of Stockholders'Equity - Six
Months
     Ended September, 1996 and 1995 (Unaudited)               5

       Condensed Consolidated Statements of Cash Flows - Six Months
Ended
     September 30, 1996 and 1995 (Unaudited)                  6

       Notes to Condensed Consolidated Financial Statements (Unaudited)
7

Item 2.   Management's Discussion and Analysis of  Financial Condition
and
       Results of Operations                                  9



                       PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                   10

Item 2   Changes in Securities                                10

Item 3.   Default Upon Senior Securities                      10

Item 4.   Submission of Matters for a Vote of Security Holders
10

Item 5.   Other Information                                   10

Item 6.   Exhibits and Reports on Form 8K                     10

Item 1.  FINANCIAL STATEMENTS

                           HALIFAX CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND MARCH 31, 1996


                                       SEPTEMBER 30,       MARCH 31,
                                                1996           1996*
                                         (Unaudited)       (Audited)


ASSETS

CURRENT ASSETS
   Cash                                     $599,000      $2.743,000
   Trade accounts receivable              21,749,000      11,639,000
   Inventory                               5,838,000       2,792,000
   Prepaid expenses and other                593,000         814,000
current assets
   TOTAL CURRENT ASSETS                   28,779,000      17,988,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                5,798,000       4,527,000
depreciation and amortization

INTANGIBLES AND OTHER ASSETS, net of
accumulated                                2,941,000       2,313,000
amortization

TOTAL ASSETS                             $37,518,000     $24,828,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued          $13,042,000     $11,508,000
expenses
   Current portion of long-term debt       1,025,000         556,000
TOTAL CURRENT LIABILITIES                 14,067,000      12,064,000

LONG-TERM DEBT AND OTHER LIABILITIES      13,123,000       3,980,000

TOTAL LIABILITIES                         27,190,000      16,044,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                              526,000         518,000
   Additional paid-in capital              4,353,000       3,401,000
   Retained earnings                       5,662,000       5,253,000
                                          10,541,000       9,172,000
   Less treasury stock - at cost             213,000         388,000
STOCKHOLDERS' EQUITY                      10,328,000       8,784,000

TOTAL LIABILITIES AND STOCKHOLDERS'      $37,518,000     $24,828,000
EQUITY

*Condensed from March 31, 1996 Audited Financial Statements. See Form 10K filed June 28, 1996.

See notes to Condensed Consolidated Financial Statements


                           HALIFAX CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For The Three and Six Months Ended September 30, 1996 and 1995
                               (Unaudited)


                                Three Months Ended     Six Months
                                   September 30           Ended
                                                        September
                                                           30

                                1996         1995           1996        1995



Revenues                    $20,531,000    $9,076,000  $36,171,000  $18,022,000

Operating costs and
expenses:

Cost of services             19,636,000     7,831,000   32,287,000   15,548,000

Selling, general and             80,000       803,000    2,421,000    1,615,000
administrative expenses

 Total operating costs       19,716,000     8,634,000   34,708,000   17,163,000
and expenses

Operating income                815,000       442,000    1,463,000      859,000

Litigation expense                  -0-       260,000          -0-      260,000

Interest expense                279,000       135,000      492,000      243,000

Income before income            536,000        47,000      971,000      356,000
taxes

Income taxes                    217,000        20,000      383,000      141,000

Net income                     $319,000       $27,000     $588,000     $215,000

Net income per common              $.24          $.02         $.45         $.18
share:

Weighted average number
of common                     1,321,171     1,168,229    1,315,375    1,174,279
 shares outstanding




        See notes to Consensed Consolidated Financial Statements.



                           HALIFAX CORPORATION

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE SIX MONTHS ENDED SEPTEMBER  30, 1996 AND 1995 (UNAUDITED)




                Common Stock       Additional                     Treasury Stock
                                    Paid-In       Retained
             Shares   Par Value     Capital       Earnings       Shares       Cost    Total


Balance
April 1,    1,480,015   $518,000  $3,401,000   $5,253,000    311,786 $(388,000)   $8,784,000
1996

Net                 -          -           -      588,000          -         -       588,000
Income

Cash                -          -           -    (179,000)          -         -     (179,000)
Dividends


Stock          23,000      8,000     149,000            -          -         -       157,000
Options

CMSA                -          -     803,000            -  (139,630)   175,000       978,000
Acquisito
n

Balance
September   1,503,015   $526,000  $4,353,000   $5,662,000    172,156 $(213,000)  $10,328,000
30, 1996


Balance
April  1,   1,480,015   $518,000  $3,401,000   $4,795,000    299,686 $(313,000)   $8,401,000
1995

Net                 -          -           -      215,000          -         -       215,000
Income

Cash                -          -           -    (152,000)          -         -     (152,000)
Dividends

Purchase
of                  -          -           -            -     12,100  (75,000)      (75,000)
Treasury
Stock

Balance
September   1,480,000   $518,000  $3,401,000   $4,858,000    311,786 $(388,000)   $8,389,000
30, 1995

See notes to Condensed Consolidated Financial Statements.

                           HALIFAX CORPORATION

                   CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITIED)


                                             Six Months Ended
                                               September 30
                                           1996           1995
Cash flows from operating
activities:
  Net income                          $  588,000     $  215,000

Adjustments to reconcile net income
to net
  cash provided by operating
activities:

  Depreciation and amortization          510,000        292,000

  Decrease (Increase) in accounts     (6,375,000)     1,811,000
receivable

  Decrease  (Increase) in inventory    (442,000)        310,000

  Decrease (Increase) in other            30,000        (45,000)
assets

  (Decrease) Increase in accounts
payable                                (174,000)     (1,115,000)
  and accrued expenses

  Total adjustment                    (6,451,000)     1,253,000

  Net cash provided (used) by         (5,865,000)     1,468,000
operating activities

Cash flows from investing
activities:

   Acquisition of CMSA                 (348,000)             -0-

  Acquisition of property and          (345,000)        (92,000)
equipment net of purchased
operations

  Proceeds from sale of property and         -0-          3,000
equipment

  Net cash used in investing           (693,000)        (89,000)
activities

Cash flows from financing
activities:

  Proceeds from borrowing of long-    14,486,000      5,627,000
term debt

  Retirement of long-term debt        (10,160,000)   (6,704,000)

  Insuance of treasury stock - CMSA      108,000             -0-
Acquisiton

  Cash dividends paid                  (179,000)       (152,000)

  Proceeds from  sale of stock upon      158,000             -0-
exercise of stock options

  Purchase of treasury stock                 -0-        (75,000)

  Net cash (used )provided by          4,414,000     (1,304,000)
financing activities

Net decrease in cash                  (2,144,000)        75,000

Cash beginning of period               2,743,000         18,000

Cash end of period                    $  599,000     $   93,000

See notes to condensed consolidated financial statements

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)




Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results
that may be expected for the year ending March 31,  1997.   For further
information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1996.



Note B - Acquisition

 In accordance with a Plan of Merger ("Plan") which was duly adopted by the board of directors of both parties to the merger, CMS Automation, Inc. ("CMS"), a Virginia corporation, merged into CMSA Acquisition Corporation ("CMSA"), a Virginia corporation wholly owned by Halifax Corporation, a Virginia corporation. CMS merged into CMSA on the following basis. Pursuant to the Plan, each issued and outstanding share of CMS common stock was converted into, and became exchangeable for, the number of shares of validly issued, fully paid and nonassessable common stock of Halifax equal to a conversion ratio meaning a fraction, the numerator of which is 139,630 and the denominator of which is equal to the sum of the number of shares of CMS issued and outstanding on the effective date of the merger plus the number of shares that would be represented by the conversion of $450,000 worth of debt to equity. In this regard, CMS shareholders who held promissory notes of CMS in the amount of $450,000 converted said debt to
equity in CMS.   In addition to the initial issuance of 139,630 shares
of Halifax stock to CMS shareholders which was based on the net equity value of CMS, Halifax stock will be awarded annually for three (3) years subsequent of the merger to the CMS shareholders on a pro-rate basis, excluding Halifax stock issued as a result of the conversion of debt to equity, having a value equal to one-third of the net after tax income of CMSA operating as a wholly owned subsidiary of Halifax.


The assets acquired included accounts receivable and the inventory and equipment used in conducting and operating the business of CMS which consists of computer systems integration including wide area and local area networking, consulting, application development and training.


Closing of the transaction took place on April 1, 1996 with a Certificate of Merger issued by the State Corporation Commission of Virginia effective April 9, 1996. Results of CMSA operations have been included since the date of closing.




Note C - Pro Forma Financial Information

The following unaudited pro forma combined summary statement of operations information presents the historical results of operation of the Company and CMSA for the six month periods ended September 30, 1996 and 1995, with pro forma adjustments as if the acquisition transaction had been consummated as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions the management of the Company believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the date indicated. Moreover, they are not intended to be indicative of future results of operations.

Pro Forma
Information

                                                    Six  Months Ended
                                                      September 30,

                                             1996**        1995

     Revenue                               $36,171,000   $28,912,000

     Net Income                           $    588,000   $   214,000

     Earnings Per common Share             $         .45 $          .16

     Weighted Average Number of
     Common Share Outstanding                  1,315,375      1,313,918

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


Note E - New Accounting  Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed of," effective April 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No.121 did not have a material effect on the Company's consolidated earnings and financial condition.
Part 1, Item 2.

                  Management's' Discussion and Analysis
                       of Financial Condition and
                          Results of Operations



Results of Operations

Revenues for the second quarter and six months ended September 30, 1996 were $20.5 million and $36.2 million representing growth of 126% and 100% respectively over comparable revenues for the same periods in the prior year of $9.1 million and $18.0 million. The increases are due approximately equally to internal growth and the CMSA acquisition.

Total operating costs and expenses as a percentage of revenues were 96% and 95% for both the second quarter and six months of FY 1997 and FY 1996 respectively. During the second quarter of FY 1997, a change was made to the accounting structure of the CMSA operation, acquired in the first quarter, to align its accounting structure to that of the Company. As a result of conforming the accounting structure, a year-to-date total of approximately $858,000 of expense was reallocated from general & administrative expense to cost of sales and services. General & administrative expense was 7% of revenue for the six months and is expected to approximate 7 to 9% over FY 1997 as experienced in prior years by the Company.

During the second quarter of FY 1996, $260,000 of litigation expense associated with a trial of a lawsuit previously described was incurred. Interest expense for the second quarter and six months remained level between fiscal years at 1.4% of revenue.

Net income for the second quarter was $319,000 compared with $27,000 for the same quarter of the prior year. For the six months ending September 30, 1996, net income was $588,000 compared with $215,000 for the prior year. The prior year was affected by the aforementioned litigation expense. Net income for the second quarter versus first quarter of FY 1997 increased by 19% on a 31% increase in revenues. Third and fourth quarter revenues are expected to be comparable to those of the second quarter, although profit margins could improve.


Liquidity and Sources of Capital

The financial condition of the Company remains strong with working capital of $14.7 million and a current ratio of 2.05. Long-term debt has increased over $9 million between March 31, 1996 and September 30, 1996 and has been applied to convert CMSA short-term account receivable financing to long-term financing at reduced interest rates and to the purchase of inventory to support the internal growth of the Company's computer services division.

On September 30, 1996, the Company's line of credit was increased from $7.5 million to $8.5 million. $7.5 million was outstanding as of
September 30, 1996.   The Company expects that cash generated form
operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

Part II.  Other information


Item 1.  Legal Proceedings

Commercial Business System, Inc. v. Halifax Corporation et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth, went to trial on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award for compensatory damages plus interest has been overturned by the judge in the case and final judgment entered in favor of Halifax. The plaintiff has been granted the right to appeal this decision

Item 2.  Changes in Securities - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of security holders, held September 20, 1996, the then current members of the Board of Directors were re-elected and the appointment of Ernst & Young to serve as independent accountants for the Company and its subsidiaries for the year ending March 31, 1997, was ratified.

Item 5.  Other information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports included herein:

     (a) Exhibits - Not applicable

     (b) Reports on Form 8K - None



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                HALIFAX CORPORATION

     (Registrant)







     Date:                                   November   14,    1996
     By:  s/Howard C. Mills
                                                   Howard C. Mills
                                                   President






     Date:                                   November   14,    1996
     By:  s/John D. D'Amore
                                              John D. D'Amore
                                                  Vice President,
     Finance &  Accounting

















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





                                           HALIFAX CORPORATION
                                                    (Registrant)







Date:                                                       By:
                                                  Howard C. Mills
                                                  President






Date:                                                       By:
                                                  John D. D'Amore
                                              Vice President, Finance &
Acccounting


















     For a menu of Halifax
     Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.