Form 10-Q
period 1996-12-31
HALIFAX CORP
filed 1997-02-14
CIK 720671

HALIFAX CORPORATION

FORM 10-Q

DECEMBER 31, 1996


FORM 10Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No 312905 eff. 4/26/93.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.    For the period  ended December 31, 1996
(x) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
to

Commission file Number        1-8964

                            Halifax Corporation
          (Exact name of registrant as specified in its charter)

               Virginia                           54-0829246
(State or other jurisdiction of incorporation of organization
(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA  22312
(Address of Principal executive offices)

Registrant's telephone number, including area code(703) 750-2202

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date 1,999,831 as of February 11, 1997.



                           HALIFAX  CORPORATION

                                 CONTENTS

                      PART I    FINANCIAL INFORMATION



Item 1.   Financial Statements                               page

Condensed Consolidated Balance Sheets - December 31,
1996 (Unaudited) and March 31, 1996                           3

Condensed Consolidated Statements of Income -
Three and Nine Months Ended December 31,
1996 and 1995 (Unaudited)                                     4

Condensed Consolidated Statements
of Stockholders' Equity - Nine Months Ended
December 31, 1996 and 1995 (Unaudited)                        5

Condensed Consolidated Statements
of Cash Flows - Nine Months Ended December 31,
1996 and 1995 (Unaudited)                                     6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                   7

Item 2.   Management's Discussion and Analysis
of  Financial Condition and Results of Operations             10



                         PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                   11

Item 2   Changes in Securities                                11

Item 3.   Default Upon Senior Securities                      11

Item 4.   Submission of Matters for a Vote of Security Holders   11

Item 5.   Other Information                                   11

Item 6.   Exhibits and Reports on Form 8-K                    12

Item 1.  FINANCIAL STATEMENTS

                            HALIFAX CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1996 AND MARCH 31, 1996


                                        December 31,       MARCH 31,
                                                1996           1996*
                                         (Unaudited)       (Audited)


ASSETS

CURRENT ASSETS
   Cash                                   $1,079,000      $2.743,000
   Trade accounts receivable              23,061,000      11,639,000
   Inventory                               6,987,000       2,792,000
   Prepaid expenses and other              1,160,000         814,000
current assets
   TOTAL CURRENT ASSETS                   32,287,000      17,988,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                6,020,000       4,527,000
depreciation and amortization

INTANGIBLES AND OTHER ASSETS, net of
accumulated                                3,234,000       2,313,000
amortization

TOTAL ASSETS                             $41,541,000     $24,828,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued          $14,070,000     $11,508,000
expenses
   Current portion of long-term debt       1,220,000         556,000
TOTAL CURRENT LIABILITIES                 15,290,000      12,064,000

LONG-TERM DEBT AND OTHER LIABILITIES      15,644,000       3,980,000

TOTAL LIABILITIES                         30,934,000      16,044,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                              542,000         518,000
   Additional paid-in capital              4,350,000       3,401,000
   Retained earnings                       5,928,000       5,253,000
                                          10,820,000       9,172,000
   Less treasury stock - at cost             213,000         388,000
TOTAL STOCKHOLDERS' EQUITY                10,607,000       8,784,000

TOTAL LIABILITIES AND STOCKHOLDERS'      $41,541,000     $24,828,000
EQUITY

*Condensed from March 31, 1996 Audited Financial Statements. See Form 10-K filed June 28, 1996.

See notes to Condensed Consolidated Financial Statements.



                            HALIFAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (UNAUDITED)


                                  Three Months Ended          Nine Months Ended
                                     December 31,               December 31,

                                 1996          1995          1996           1995



Revenues                      $21,913,000   $11,217,0000   $58,084,000   $29,239,000

Operating costs and
expenses:

Cost of services               20,109,000      9,874,000    52,396,000    25,422,000

Selling, general and              936,000        858,000     3,357,000     2,473,000
administrative expenses

  Total operating costs and    21,045,000     10,732,000    55,753,000    27,895,000
expenses

Operating income                  868,000        485,000     2,331,000     1,344,000

Litigation expense                      -         34,000             -       294,000

Interest expense                  274,000        137,000       766,000       380,000

Income before income taxes        594,000        314,000     1,565,000       670,000

Income taxes                      235,000        123,000       618,000       264,000

Net income                       $359,000       $191,000      $947,000      $406,000

Net income per common share*        $0.18          $0.11         $0.48         $0.23

Weighted average number of
common                          1,997,033      1,752,344     1,981,082     1,758,393
  shares outstanding*




See notes to consensed consolidated financial statements.

*Takes into account the 3:2 common stock split effective December 27, 1996.



                            HALIFAX CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)




                 Common Stock       Additional                       Treasury Stock
                                      Paid-In      Retained
             Shares     Par Value     Capital      Earnings     Shares        Cost         Total


Balance
April 1,      1,480,015    $518,000   $3,401,000   $5,253,000      311,786   $(388,000)  $8,784,000
1996

Net Income            -           -            -      947,000            -            -      947,00

Cash                  -           -            -    (272,000)            -            -   (272,000)
Dividends


Stock            24,800       8,000      162,000            -            -            -     170,000
Options

Stock-          752,118           -            -            -       86,078            -           -
Split 3:2

CMSA                  -           -      803,000            -    (139,630)      175,000     978,000
Acquisiton

Balance
December      2,256,933    $526,000   $4,366,000   $5,928,000      258,234   $(213,000) $10,607,000
31, 1996


Balance
April  1,     1,480,015    $518,000   $3,401,000   $4,795,000      299,686   $(313,000)  $8,401,000
1995

Net Income            -           -            -      406,000            -            -     406,000

Cash                  -           -            -    (229,000)            -            -   (229,000)
Dividends

Purchase
of                    -           -            -            -       12,100     (75,000)    (75,000)
Treasury
Stock

Balance
December      1,480,015    $518,000   $3,401,000   $4,972,000      311,786   $(388,000)  $8,503,000
31, 1995










See notes to condensed consolidated financial statements.

                            HALIFAX CORPORATION
             CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITIED)

                                            Nine Months Ended
                                               December 31,
                                                1996            1995
Cash flows from operating
activities:
  Net income                                $947,000        $406,000

Adjustments to reconcile net income
to net
  cash provided by operating
activities:

  Depreciation and amortization              772,000         443,000

   Loss on disposal equipment                142,000               -

  Decrease (Increase) in accounts        (7,688,000)       (569,000)
receivable

  Decrease  (Increase) in inventory      (1,611,000)         439,000

  Decrease (Increase) in other             (785,000)         106,000
assets

  (Decrease) Increase in accounts
payable                                      398,000     (1,182,000)
  and accrued expenses

  Total adjustments                      (8,772,000)       (763,000)

  Net cash provided (used) by            (7,825,000)       (357,000)
operating activities

Cash flows from investing
activities:

  Acquisition of property and              (888,000)       (219,000)
equipment net of purchased
operations

  Proceeds from sale of property and               -           2,000
equipment

  Net cash used in investing               (888,000)       (217,000)
activities

Cash flows from financing
activities:

  Proceeds from borrowing of long-        30,652,000      12,587,000
term debt

  Retirement of long-term debt          (23,609,000)    (11,173,000)

  Issuance of treasury stock - CMSA          108,000               -
acquisiton

  Cash dividends paid                      (272,000)       (229,000)

  Proceeds from  sale of stock upon          170,000               -
exercise of stock options

  Purchase of treasury stock                       -        (75,000)

  Net cash (used) provided by              7,049,000       1,110,000
financing activities

Net (decrease) increase in cash          (1,664,000)         536,000

Cash beginning of period                   2,743,000          18,000

Cash end of period                        $1,079,000        $554,000

See notes to condensed consolidated financial statements.



Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year
ending March 31, 1997.   For further information refer to the consolidated
financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1996.


Note B - Acquisition

    CMS Automation, Inc. Acquisition

 In accordance with a Plan of Merger ("Plan") which was duly adopted by the board of directors of both parties to the merger, CMS Automation, Inc. ("CMS"), a Virginia corporation, merged into CMSA Acquisition Corporation ("CMSA"), a Virginia corporation wholly owned by Halifax Corporation, a Virginia corporation. CMS merged into CMSA on the following basis. Pursuant to the Plan, each issued and outstanding share of CMS common stock was converted into, and became exchangeable for, the number of shares of validly issued, fully paid and nonassessable common stock of Halifax equal to a conversion ratio meaning a fraction, the numerator of which is 139,630 and the denominator of which is equal to the sum of the number of shares of CMS issued and outstanding on the effective date of the merger plus the number of shares that would be represented by the conversion of $450,000 worth of debt to equity. In this regard, CMS shareholders who held promissory notes of CMS in the amount of $450,000 converted said debt to
equity in CMS.   In addition to the issuance of 139,630 shares of Halifax
common stock to CMS shareholders on the effective date of the merger, which number of shares was based on the net equity value of CMS, additional Halifax common stock will be issued on each of the first three anniversaries of the effective date of the merger to CMS shareholders, on a pro-rata basis, excluding CMS stock issued as a result of the conversion of debt to equity, having an aggregate value equal to one-third of the net after tax income of CMSA, operating as a wholly owned subsidiary of Halifax, subject to certain limitations.


The assets of CMS included accounts receivable and the inventory and equipment used in conducting and operating the business of CMS which consists of computer systems integration including wide area and local area networking, consulting, application development and training.


Closing of the transaction took place on April 1, 1996 with a Certificate of Merger issued by the State Corporation Commission of Virginia effective April 9, 1996. Results of CMSA operations have been included since the date of closing.


Completion of Asset Purchase from Consolidated Computer Investors, Inc.

On November 25, 1996, Halifax Corporation, through its wholly-owned subsidiary CMS Automation, Inc. ("CMSA"), acquired the ongoing computer network integration and business solution business of Consolidated Computer Investors, Inc. ("CCI") of Hanover, Maryland through an asset purchase. These computer network integration and business solution activities operate as a division of CMSA. The assets purchased included accounts receivable, inventory and furniture, fixtures and equipment used in the conduct of CCI's operations. The Company paid $114,210 in cash and assumed secured debt totaling approximately $1,680,000. The cash paid was equal to the estimated net assets purchased. The source of the consideration was the Company's ongoing working capital line of credit.


Note C - Pro Forma Financial Information

The following unaudited pro forma combined summary statement of operations information presents the historical results of operation of the Company, CMSA and CCI for the nine month periods ended December 31, 1996 and 1995, with pro forma adjustments as if the CMS acquisition transaction and the CCI asset purchase had been consummated as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions that the management of the Company believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the dates indicated. Moreover, they are not intended to be indicative of future results of operations.

                                                Pro Forma Information

                                                Nine  Months Ended
                                                     December 31,

                                                  1996          1995

     Revenue                               $68,229,000   $55,584,000

     Net Income                            $ 1,127,000   $   628,000

     Earnings Per Common Share*            $       .57   $       .32

     Weighted Average Number of
     Common Share Outstanding*               1,981,082    1,967,838


     *Takes into account the 3:2 Halifax common stock split effected December 27, 1996,

Note D - Contingent Matters

The Company is a defendant in various lawsuits. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, based on advice of counsel, the ultimate resolution of any contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operation or cash flows could be materially affected in a particular quarter.


Note E - New Accounting  Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long - Lived Assets to be Disposed of," effective April 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated earnings and financial condition.
Part 1, Item 2.

Management's Discussion and Analysis of
 Financial Condition and  Results of Operations

Results of Operations

Revenues for the third quarter and nine months ended December 31, 1996 were $21.9 million and $58.1 million, representing growth of 96% and 99% respectively, over comparable revenues for the same periods in the prior year of $11.2 million and $29.2 million. The increase for the nine month period is due approximately equally to internal growth and the CMSA acquisition.

Total operating costs and expenses as a percentage of revenues were 96% for both the third quarter and first nine months of FY 1997 and FY 1996, respectively. Beginning in the second quarter of FY 1997, a change was made to the accounting structure of the CMSA operation, acquired in the first quarter, to align its accounting structure to that of the Company.
As a result of conforming the accounting structure, selling, general & administrative expense for the Company declined to 6% of revenue for the nine months ending December 31, 1996 and is expected to approximate 7% to 9% over FY 1997 based on the Company's experience in prior years.

Through the third quarter of FY 1996, $294,000 of litigation expense associated with a trial of a lawsuit previously described was incurred. There has been no similar litigation expense in FY 1997. Interest expense for the third quarter and nine months remained level between fiscal years 1996 and 1997 at approximately 1.3% of revenue.

Net income for the third quarter of FY 1997 was $359,000 compared with $191,000 for the same quarter of the prior year. For the nine months ending December 31, 1996, net income was $947,000, compared with $406,000 for the nine month period of the prior year. The prior year was adversely affected by the aforementioned litigation expense. Net income for the third quarter of FY 1997 versus second quarter of FY 1997 increased by 13% on a 7% increase in revenues.

Liquidity and Sources of Capital

The financial condition of the Company remains solid with working capital of $17.0 million and a current ratio of 2.11. Long-term debt has increased by more than $11.7 million between March 31, 1996 and December 31, 1996 and was applied to convert CMSA and CCI short-term accounts receivable financing to long-term financing at reduced interest rates, to finance the growth in accounts receivable in the Company's communications division which resulted from higher revenue in the second and third quarters of FY 1997 and to the purchase of inventory to support the internal growth of the Company's computer services division.

As of December 31, 1996, the Company's line of credit was permanently increased from $8.5 million to $9.8 million. Subsequent to December 31, 1996, a temporary $3.0 million addition to the line of credit was put in place effective through April 30, 1997. The total line of credit commitment is $12.8 million as of February 13, 1997. $9.6 million was
outstanding as of  December 31, 1996.   The Company expects that cash
generated from operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.
Part II.  Other information


Item 1.  Legal Proceedings

Commercial Business System, Inc. v. Halifax Corporation et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth Corporation, went to trial on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award for compensatory damages plus interest was rejected by the trial judge who entered final judgment in favor of Halifax and its co-defendents. The plaintiff has been granted the right to appeal this decision to the Virginia Supreme Court and oral argument on the appeal has been scheduled for the week of February 24, 1997.


Item 2.   Changes in Securities

On November 18, 1996, the Board of Directors approved a three-for-two stock split of the Company's common stock. The stock split was effective for shareholders of record on December 13, 1996. The additional shares were mailed or delivered on December 27, 1996 by the Company's transfer agent, American Stock Transfer & Trust Company. The table below illustrates the effect of the stock split at December 31, 1996:

                              Pre Split      Post Split

     Par Value                $ .35               $.24
     Authorized Shares        #3,000,000          #4,500,000
     Issued Shares            #1,504,815          #2,256,933
     Treasury Stock Shares    #  172,156          #  258,234
     Outstanding Shares       #1,332,659          #1,998,699


Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not
applicable
 .
Item 5.  Other information

Agreement for Sale of Office Complex

   On December 26, 1996, the Company announced that it had entered into an agreement for the sale of its two-building office complex and the lease-back of one of the buildings, which contains the Company's headquarters. The complex, located in Fairfax County, Virginia and known as Halifax Office Park, will retain its name. The purchase price is $5.25 million; however, the closing which is contingent on the purchaser satisfactorily completing an engineering and economic study and obtaining suitable financing, is currently scheduled to take place prior to March 24, 1997.






Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports included herein:

     (a) Exhibits - Not applicable

     (b) Reports on Form 8-K - Form 8-K, Amendment 1 dated November 25, 1996 filed on February 12, 1997.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     HALIFAX CORPORATION
     (Registrant)






     Date:                               February  14,   1997      By:
     s/Howard C. Mills
                                         Howard C. Mills
                                         President


     Date:                               February  14,   1997      By:
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