Form 10-K
period 1997-03-31
HALIFAX CORP
filed 1997-06-30
CIK 720671

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

     Form 10-K

(Mark One)

( X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended  March 31, 1997
( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from ________  to  _____________

Commission file Number        0-12712    1-8964


                  Halifax Corporation
(Exact name of registrant as specified in its charter)

         Virginia                          54-0829246
(State or other jurisdiction of incorporation of organization
     IRS Employer Identification No.)

        5250 Cherokee Avenue, Alexandria, VA  22312
         (Address of principal executive offices)

Registrant's telephone number, including area code   (703) 750-2202

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered

 Common Stock ($.24 par value)             American Stock Exchange


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


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 16, 1997 was $10,279,538 computed by the average of high and low prices of such stock on said date.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.




           Class                        Outstanding at June 16, 1997

     Common Stock                                  2,003,632
     $.24 par value






              DOCUMENTS INCORPORATED BY REFERENCE

                             -None-























     For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.

                                  PART I



Item 1.  General Development of Business


A TECHNOLOGY SERVICES & FACILITIES SERVICES  COMPANY

Halifax Corporation is a Technology Services and Facilities Services Company for commercial and government activities. Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems. Facilities Services includes the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites. Revenues are generated in three primary markets: commercial, federal government, and state/municipal governments; and the Company regularly conducts offshore and overseas business activities within these markets. Key elements of the Company's business strategy are privatization and outsourcing.

Services and associated products are developed and delivered by the parent corporation and its three wholly-owned subsidiaries: Halifax Technology Services Company (HTSC) (formerly CMSA), Halifax Engineering, Inc. (HEI) and Halifax Technical Services, Inc. (HTSI). Computer and network maintenance services and communication installation services for government and commercial customers are largely conducted by the parent company. Computer integration and systems engineering services are primarily conducted by HTSC, especially in the commercial sector. Communication systems installation and logistics services are provided for the federal government by HEI. Facilities operation and support services are provided by HTSI for federal, state, and municipal governments.



PRIMARY SERVICES PROVIDED


TECHNOLOGY CONSULTING SERVICES
A full range of consulting services geared to solving business problems
through technology.   Service lines include Strategy and Advanced
Technologies.

SYSTEMS INTEGRATION SERVICES
A full range of network integration services including consulting, design, and implementation of LAN/WAN systems and related applications.

TELECOMMUNICATIONS SERVICES
Engineering, installation, maintenance, and logistics services for telecommunication systems and networks worldwide.
INTERACTIVE TECHNOLOGIES
Interactive services including website design, development and marketing; Internet/Intranet services; and multimedia sales and educational tools.

COMPUTER MAINTENANCE AND REPAIR
National computer and network maintenance including on-site, depot repair and outsourcing support.

SIMULATION SYSTEMS SERVICES
Operation, integration, and maintenance of simulation systems for aircraft, missiles, automobiles, and other applications.

FACILITIES MANAGEMENT AND OUTSOURCING SERVICES
Complete facilities and maintenance outsourcing capabilities for a wide range of diverse organizations and applications.

The Company was incorporated in Virginia in 1967 as Halifax Engineering, Inc., the successor to the business begun as a sole proprietorship in 1967. On April 1, 1970, Halifax acquired the Field Service Division of United Industries. This expanded the business base in technical services and field engineering. In January 1981, the Company acquired all of the outstanding common stock of ASSET Incorporated ("ASSET"), a marine engineering and naval architecture company, of Falls Church, Virginia. Subsequently, in May, 1981, ASSET acquired all of the outstanding common stock of Blyth &
Son, Inc. ("Blyth Marine"), a boat repair facility located in Suffolk, Virginia. On April 1, 1983, ASSET was merged into the Company.

As of October 1, 1984, the Company, under a plan adopted by the Board of Directors, ceased operations at the boat repair facility of its wholly-owned subsidiary, Blyth Marine, and placed the facility on the market for sale. The remaining operations of Blyth Marine were merged into the
Company on February 1, 1985, and the facility was sold on September 13, 1985.

On October 18, 1984, the Company had a change of management and control as the result of the founder, chairman and president of the Company selling his stock and retiring from all activities other than serving, until September 1993, as a member of the Board of Directors.

In February, 1990, the Company purchased the assets of the services business
of  Sidereal  Corporation, a division of TransTechnology Corporation.   The
Sidereal  Field Service Division had nationwide customers for  its  primary
service  of  maintaining  electronic  messaging  switches.   This  division
contributed to the expansion of Halifax's nationwide service offerings.

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

On April 1, 1996, the Company completed the acquisition of privately held CMS Automation, Inc. (CMSA), a Richmond, Virginia computer systems integration company. On April 23,1997, the name of CMSA was changed to Halifax Technology Services Company ("HTSC").

On November 25, 1996, the Company through its wholly-owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. ("CCI") of Hanover, Maryland through an asset purchase.

The discontinuation of various service lines since October, 1984 has enabled the Company to focus on Technology Services and Facilities Services.

The Company maintains its principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Telephone number
(703) 750-2202.

Federal Government Contracts


Many of the Company's revenues are derived from contracts or subcontracts with the United States Government. In fiscal years 1997, 1996 and 1995, the Company received revenues from 183, 491 and 740 Government contracts, which accounted for approximately 47%, 73% and 83%, respectively, of the Company's total revenues. However, the Company's trend is toward a balance among commercial, state/municipal government and federal government contracts.

The services of the Company are performed under cost reimbursable, time-and-
materials   and  fixed-price  contracts  and  subcontracts.    Under   cost
reimbursable contracts the Government reimburses the Company for its allowable costs permitted by Government regulations and pays the Company a negotiated fixed fee, incentive fee, award fee or combination of fees. Under time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as profit margin, and is reimbursed for other direct costs. Under fixed-price contracts, the Government pays the Company an agreed-upon price for services rendered. In addition, under certain fixed price contracts, incentive fees are allowed if established performance goals are met or exceeded and penalties are imposed if goals are not attained. Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain a loss.

The Company's Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the Government's requirements or budgetary restrictions. Moreover, when the Company participates as a subcontractor, it is subject to the risk that the primary contractor may fail or become unable to perform the prime contract.

All Government contracts are subject to termination at the convenience of the Government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. To date, the Government has only terminated three contracts with the Company for convenience.

Contracts with the Government are generally complex in nature, and require Halifax to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters. The Company has not experienced any material difficulty in complying with applicable federal regulations. Management does not believe the proposed scaling down of the Federal defense establishment will have an adverse effect on its revenues since the Company is not R&D oriented, and
Defense Department cutbacks affecting the Company's operation are not considered significant. However, the Company's recent acquisitions and reassignment of marketing resources have been accomplished which should, management believes, reduce dependency on defense contracting.

The Company is sensitive to the present climate in the Government with respect to fraud, waste and abuse, and has adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures. In addition, all employees receive training in ethics and associated Company procedures and a hot line has been established to encourage reporting of potential ethical violations.

Under certain circumstances the Government can suspend or bar individuals or firms from obtaining future contracts with the Government for specified periods of time. Any such suspension or debarment could have a material adverse effect upon the Company. The books and records of the Company are subject to audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. Audits by such Agency have been completed for years through fiscal 1990. While it is not possible to know the outcome of future audits, it is the opinion of the Company's management, that liabilities, if any, arising from such audits should not have a material adverse effect on the Company's financial position or results of operations.

Commercial and State/Municipal Government Contracts

The Company continues to expand its commercial and state/municipal government business. Commercial revenues are expected to continue to grow through the targeting of non-federal opportunities and from outsourcing opportunities. Acquisition strategy and the in-house development of computer network solutions, integration and management services have significantly increased this trend in commercial services. State/municipal government contracts are expected to expand from privatization opportunities.

The following table reflects the aforementioned distributions of revenues by type of customer:


                                 Years Ended  March 31,
                          1997               1996            1995

Commercial               $   22,587,000    $ 6,004,000     $  4,348,000

State/Local                  17,580,000      6,730,000        3,405,000

Federal                      36,111,000     34,425,000       37,850,000
Government

Total                    $   76,278,000   $ 47,159,000    $  45,603,000



Type of Contracts

The following table reflects by type of contract the amount of revenues from continuing operations derived for the periods indicated:


                                          Years Ended March 31,
                                 1997              1996            1995

Cost reimbursable                 $  7,195,000   $ 2,232,000    $  7,953,000

Time & materials                     8,576,000     7,333,000       7,270,000

Fixed-price                       $ 60,507,000    37,594,000      30,380,000

Total                             $ 76,278,000  $ 47,159,000    $ 45,603,000



Accounts Receivable

Accounts receivable at March 31, 1997 and 1996 represented 54% and 47% of total assets, respectively. Accounts receivable are comprised of billed receivables and unbilled receivables. Billed receivables represent invoices presented to the Customer. Unbilled receivables represent future payments due from the Customer for which, for various reasons, invoices have not or cannot be presented until a later period. The reasons that invoices for payment obligations are not presented may be categorized as follows: (1) fee and cost retainage rights of the Government; (2) lack of billable documents; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; and (4) amounts arising on fixed-price contracts from recognition of revenues under the percentage of completion method.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under Government contracts.

For a listing of the amounts of retainages and unbilled receivables as of March 31, 1997 and 1996, see Note 3 to the accompanying Consolidated Financial Statements.


Backlog

The Company's funded backlog for services as of March 31, 1997, 1996 and 1995 was $34,000,000, $24,000,000, and $17,000,000, respectively.
"Funded" backlog represents commercial orders and government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contracts orders provide for potential funding materially in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at random during the year and may have varying periods of performance.

As of March 31, 1997, based on total amounts bid on contracts awarded, the Company's five-year potential revenues for work remaining to be performed under existing contracts are approximately $127,000,000. The unfunded portion is $93,000,000 which includes $54,000,000 in options and $39,000,000 in undefinitized work. The realization of these potential revenues is dependent upon a variety of contract contingencies beyond the control of the Company, such as complete funding and the exercise of all existing contract options by the Government and commercial clients. Accordingly, there can be no assurance that such revenues will be realized.

Commercial  contracts  do  not  typically  have  multi-year  options,   and
accordingly, backlog levels are not increasing in proportion to total revenues.


Marketing

The Company contracts with the Federal Government, State/Local Governments and commercial activities, each of which requires different marketing approaches. The Federal Government maintains that it buys from companies rather than having companies sell to it, and marketing is more related to keeping abreast of the Government's specified needs versus building markets within the Government for the Company's services. However, the Company conducts a sizable portion of its business within the commercial and state/local government sectors, and consequently uses traditional marketing approaches to determine commercial customer needs and to assure its services will be considered for those needs.

In February, 1997, the Company formed the Federal Services division to promote, market and sell all of Halifax's information technology and communications systems capabilities within the Federal Government.

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

Commercial marketing involves the determination of customer needs that match the services offered by the Company, and this is accomplished through individuals that conduct sales calls, attend trade shows, and build a network of customer knowledge and confidence in the Company. A field sales program for computer services provides for direct sales by field personnel to commercial customers. Those activities, along with the development of strategic alliances and the reputation the Company has built, provide the normal manner in which the Company's commercial business is obtained.

Our April 1, 1996 and November 25, 1996 acquisitions, CMS Automation, Inc., and Consolidated Computer Investors, Inc., respectively, are network integration and solutions companies which conduct their marketing and sales activities largely through Account Managers.

The Company's President provides leadership in long-range marketing and teaming arrangements. Operating Vice Presidents direct bid and proposal efforts for their operating elements.


Competition

The Company has numerous competitors in all areas in which it does business. Some competitors are large diversified firms having substantially greater
financial   resources  and  larger  technical  staffs  than  the   Company,
including, in some cases, the manufacturers of the systems being supported. Government in-house capabilities can also be deemed to be competitors of the Company in that they perform certain services which might otherwise be performed by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will
encounter   because   of   changing   competitive   conditions,    customer
requirements, technological developments and other factors. The principal competitive factors for the type of service business in which the Company is engaged are quality, responsiveness, ability to perform within estimated time and expense limits and pricing.


Personnel

On March 31, 1997, the Company had 676 employees of which 80 were part time employees. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations to be excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company does not normally experience any material difficulty obtaining the personnel it requires to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with labor unions on four of its federal and state/local government contracts. To date, relations with these units have been excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.


Item 2. Properties

On July 18, 1991, the Company purchased a two building complex that includes its previously leased headquarters building. The complex, named Halifax Office Park and located on Cherokee Avenue in Fairfax County, Virginia, contains 76,000 square feet of office space on three landscaped acres.

The Company was able to take advantage of depressed real estate values and acquire the complex for $3,750,000, a price substantially below replacement cost and far below the price at which it sold in 1987. The cost of ownership of the two buildings is less than the prior lease cost on one building alone.

The Company has been able to lease 100% of the building adjacent to the Headquarters building on leases ranging from one to five years. This space was in excess of the Company's needs.

During 1997,  the Company placed its office complex up for sale and received
an  offer.   However, the offeror was unable to complete  the  transaction.
The office complex remains for sale and another agreement to purchase has been received which, if it closes, would result in a transaction during the Company's 1998 second fiscal quarter.

The Company is obligated under approximately 39 small short-term facility leases connected with its nationwide maintenance service operations.

Item 3. Legal Proceedings

Commercial Business Systems, Inc. v. Halifax Corporation, et al.

Plaintiff's claim, which has been the subject of judicial proceedings since August of 1990 and was consolidated with a similar claim against BellSouth, went to trial on October 18, 1995, resulting in a jury verdict against Halifax, a former employee and a non-employee, for wrongful interference with a prospective business relationship. The jury award for compensatory damages plus interest was overturned by the judge in the case and final judgment entered in favor of Halifax. The plaintiff appealed to the Supreme Court of Virginia which ruled in favor of the trial judge thereby confirming final judgment in favor of Halifax.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of fiscal 1997.



                            PART II


Item  5.   Market  for  Registrant's Common Equity and Related  Stockholder
Matters

The Company's Common Stock, par value $0.24, has been traded on the American Stock Exchange since August 15, 1985. From June 29, 1983 to August 15, 1985, the stock was listed on the NASDAQ National Market System. At June 16, 1997, there were approximately 849 holders of record of the Company's Common Stock as reported by the Company's transfer agent. American Stock Transfer & Trust Co. became the Company's transfer agent and registrar on January 1, 1996.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange. All prices are adjusted to reflect the December 27, 1996 three for two stock split.


                            Fiscal  Year   1997     Fiscal Year 1996

    Fiscal Quarter,           High    Low              High       Low

    April - June              8-1/8   4-5/8         4-7/8        4-1/8
    July - Sept.              7-7/8   6-5/8         4-5/8        4-1/8
    Oct. - Dec.               13-1/8  7-5/8         4-5/8        3-7/8
    Jan. - March              15     10-1/8         4-3/4        4-3/8


In fiscal 1997, the Company paid a cash dividend of $0.043 per share on June 10, 1996 to shareholders of record on May 24, 1996, cash dividends of
$0.047  per  share  on  September  10,  1996  and  December  10,  1996   to
shareholders  of  record   on  August  22,  1996  and  November  27,  1996,
respectively, and a cash dividend of $0.05 per share on March 10, 1997 to shareholders of record on February 21, 1997.

In fiscal 1996, the Company paid a cash dividend of $0.043 on June 10, 1995, September 10, 1995, December 10, 1995 and March 10, 1996 to shareholders of record on May 20, 1995, August 22, 1995, November 22, 1995 and February 23, 1996, respectively.

In fiscal 1995, the Company paid a cash dividend of $0.04 per share on June 10, 1994 to shareholders of record May 25, 1994 and a cash dividend of $0.043 on September 10, 1994, December 10, 1994 and March 10, 1995 to shareholders of record on August 22, 1994, November 23, 1994 and February 17, 1995, respectively.

Item 6.  Selected Financial Data


The following table includes certain selected financial data of the Company for the fiscal years and periods indicated (amounts in thousands except per share data):


                          1997        1996      1995       1994      1993
Revenue                   $76,278    $47,159   $45,603   $ 72,501 $ 58,380
Net Income                    954        763       858        853      674
   per common share  -        .47        .43       .48        .47      .38
primary
   per common share  -        .46        .43       .48        .47      .38
fully diluted

Long-term obligations
  including current
  maturities               17,174      3,869     7,230     10,031    6,465

Cash dividends per
  common share               .187       .173       .17        .16     .147

Total assets at
  year-end                 41,000     24,828    22,107     24,728   18,977



Item  7.  Management's Discussion and Analysis of Financial Condition   and
    Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the
Company's  fiscal year ended March 31.  (Tabular information:   dollars  in
thousands, except per share amounts).



Results of Operations     1997      Change     1996       Change     1995
Revenues                $76,278        62%  $ 47,159          3%  $ 45,603

Operating   cost    and  74,160        62%    45,687          4%    43,918
expenses:
  Percent of revenue        97%                  97%                   96%

Operating income          2,118        44%     1,472       (13%)     1,685
  Percent of revenue         3%                   3%                    4%

Net income                  954        25%       763       (11%)       858

Net income per share  -     .47         9%       .43       (10%)       .48
primary
Net income per share  -     .46         7%       .43       (10%)       .48
fully diluted


Revenues

1997 revenues increased 62% over 1996, 45% from the acquisitions of CMSA and CCI and 17% from internal growth.


Operating Costs and       1997      Change      1996     Change     1995
Expenses
Cost of services        $69,530        67%   $ 41,675        2%  $ 40,708
  Percent of revenues       91%                   88%                 89%

Selling,   General   &    4,630        25%      3,692       15%     3,210
Administrative
  Percent of revenues        6%                    8%                  7%

Litigation expense            -                   320                   -
  Percent of revenues         -                  0.7%                   -



The Company's 1997 cost of services increased primarily from acquisitions of CMSA and CCI and in relative proportion to the increase in revenues.

Litigation expenses of $320,000 in the second fiscal quarter ended September 30, 1995, include legal costs associated with a trial of a lawsuit described in Item 3.

The increase in selling, general and administrative (S,G&A) expenses is due primarily to the acquisition of CMSA and CCI. The proportion of S,G&A expense decreased to 6% of Revenues compared with 8% of Revenues in 1996 due to the Company's ability to share S,G&A with CMSA and CCI. S,G&A expenses increased in amount as a percent of revenues in 1996 as compared to 1995. The Company achieved the objective of maintaining expenditures as a percentage of revenue at 6-7% in 1997.


Operating Income

Operating income increased by $646,000 but remained constant at 3% of Revenues compared with 1996. Operating income decreased $213,000 in 1996 when compared to 1995.


Interest and Other     1997    Change     1996      Change      1995
Income or Expense
Interest expense       $  950      66%      $ 573       (9%)      $ 627
Other (income)          (409)      13%      (362)       (3%)      (375)



Interest expense significantly increased by $377,000 or 66% from 1996. The increase came from increased debt levels to fund the acquisition of CMSA and CCI and their working capital requirements. This increase resulted despite a decrease in the Company's average interest rate. Interest expense decreased in 1996 when compared to 1995, because of decreased capital requirements.

Other income, net of expenses, is sublease income from the Company's office park which is currently 100% occupied. The office park was purchased in 1993 by the Company's wholly-owned subsidiary, HRI.


Income Taxes          1997       Change      1996      Change    1995
Income taxes          $ 623         25%     $  498     (13%)  $    575
Effective   tax       39.5%                  39.5%               40.1%
rate



These fluctuations were relatively proportional to changes in pretax income and the Company's effective tax rate remained relatively unchanged in 1997 compared with the 1996 and 1995 rates. The Company has adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" effective for all periods presented.


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

The Company participates in the computer industry, providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. The Company's operating results could be adversely affected by industry wide pricing pressures. Also, the Company's operating results could be adversely impacted should the Company be unable to effectively achieve the revenue growth necessary to provide profitable operating
margins  in  its  field maintenance operations.   The  Company's  plan  for
growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand our market share such as our CMSA and CCI acquisitions in fiscal 1997. The Company intends to expand upon recent alliances, acquisitions and new contracts to provide the density necessary to maintain profitability in the competitive information technology industry.

Because of the foregoing factors as well as other factors affecting the Company's profitability, it is difficult to project future operating results.



Liquidity   and    Capital      1997            1996           1995
Resources
Cash                        $     268,000   $    2,743,000  $     18,000

Working capital                17,487,000        5,924,000     8,845,000
Cash  provided  (used)  by     (6,875,000)       7,110,000     3,519,000
operations
Cash  (used) in investment     (1,757,000)        (644,000)     (786,000)
activities
Cash  provided  (used)  by      6,157,000       (3,741,000)   (3,224,000)
financing activities



At March 31, 1997, the Company's working capital of $17,487,000 and current ratio of 2.28 indicate strength consistant with the prior years. A large prepayment on a hardware delivery order in the fourth quarter of 1996 resulted in working capital of $5,924,000 and a current ration of 1.50. The current ratio adjusted for that transaction would have been 2.4, consistent with 1997 and 1995.

The uses of cash in operations, $6,875,000 and investment activities, $1,757,000 reflect the effect of the acquisitions of CMSA and CCI and the
insertion  of  working  capital  into  the  two  companies  including   the
substitution by the Company of approximately $7.3 million of bank debt at significantly reduced interest rates for prior high-interest rate financing from nonbank financers. The increase in cash generated in 1996 as compared with 1995 is primarily a result of the large prepayment previously mentioned.

The Company leases approximately 39 field sites. Disclosure of the future minimum lease payment is in Note 9 to the financial statements. The
Company  anticipates  capital  expenditures in  1997  to  approximate  1996 levels. A wholly owned subsidiary of the Company operates the office park including leasing one of the two buildings.


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


                           DIRECTORS


Howard C. Mills, age sixty-three, has since October 16, 1984, been President, Chief Executive Officer and a Director of the Company. Prior to that time he served as Vice President and Executive Vice President of the Company. Mr. Mills joined Halifax in 1981 when it acquired ASSET Incorporated of which Mr. Mills was President and Chief Executive Officer. Mr. Mills has forty one years experience in the management, engineering and technical services business, including twelve years as President of ASSET Incorporated, three years as President of Blyth Marine, five years as a Division Vice President of the Stanwick Corporation, and eight years in engineering management with the Newport News Shipbuilding and Dry Dock Company.

Arch C. Scurlock, age seventy-seven, presently Chairman of the Board of Directors, has been a Director of the Company since 1973. He had served from 1969 to 1992 as Chairman of the Board of TransTechnology Corporation, a manufacturer of aerospace-defense and other industrial products. Since 1968, he has been President and a Director and controlling shareholder of Research Industries Incorporated, a private investment company.

John H. Grover, age sixty-nine, has been a Director of the Company since 1984. He has served as Executive Vice President, Treasurer and Director of Research Industries Incorporated, since 1968 and as a Director of TransTechnology Corporation from 1969 to 1992.

Clifford M. Hardin, age eighty-one, elected Director of the Company on March 25, 1985, is a Director of SRI, Inc. Lincoln, Nebraska. Dr. Hardin is also a Trustee of Winrock International, the American Assembly and the University of Nebraska Foundation. Dr. Hardin's past positions have included Chancellor of the University of Nebraska (1954-1969), Secretary, United States Department of Agriculture (1969-1971), Vice Chairman of the Board and Director of Corporate Research for Ralston Purina Company (1971-
1980) and Director of the Center for the Study of American Business at Washington University (1980-1982). Dr. Hardin also served as an economist at Washington University until 1985. From 1981 to 1987 Dr. Hardin served as a Director of Stifel Financial Corporation, The parent corporation of Stifel Nicolaus & Company, a St. Louis Securities brokerage firm registered with the Securities and Exchange Commission.


Ernest L. Ruffner, age sixty-two, elected Director of the Company on March 25, 1985, is an attorney engaged in the private practice of law as a member of the firm of Pompan, Ruffner & Werfel in Alexandria, Virginia. He has been an attorney for 33 years. Mr. Ruffner is a graduate of the United States Military Academy, served as a First Lieutenant in the United States Army Corps of Engineers and has been a Director of Research Industries Incorporated since 1983. Mr. Ruffner has been Secretary of the Company since 1985. In January 1992, he was given the additional designation of Counsel of the Company, and in September 1994, he was elected General Counsel (See Item 13).

Alvin E. Nashman, age seventy, elected director of the Company on September 17, 1993, is a Board Member of Computer Sciences Corporation (CSC). He also serves on the Boards of NYMA Corporation and MILTOPE Corporation, where he is Chairman. Dr. Nashman headed the multi-division systems groups of CSC for 27 years and served two terms as Chairman of the Board of the Armed Forces Communications and Electronics Associates (AFCEA).

John Toups, age seventy-one, elected Director of Company on September 17, 1993, served as President and CEO of Planning Research Corporation (PRC) from 1978 to 1987. He also served as interim Chairman of Board and CEO of the National Bank of Washington and Washington Bancorp and is currently a Director of CACI International, NVR and Telepad Corporation.



                     OTHER EXECUTIVE OFFICERS


John D. D'Amore, age forty-seven, Vice President Finance and Accounting, Controller and Treasurer, joined Halifax on April 10, 1996. He previously served as Vice President Finance for CTA International, Inc. and CTA Space Systems, subsidiaries of CTA Incorporated. Prior to that he served in various executive finance positions including five years as Vice President Finance with Presearch Inc. Mr. D'Amore is a Certified Public Accountant and a member of the Virginia Bar.

James C. Dobrowolski, age thirty-four, joined Halifax as a result of the Company acquiring EAI Services which he had managed for two years. Mr. Dobrowolski currently serves as the Vice President in charge of the Simulation and Facilities Services Division. Prior to joining EAI as Director of Contracts in April 1988, he was with Engineering and Professional Services Inc. where he served as Manager of Subcontract Administration for two years.

Thomas L. Mountcastle, age forty-three is President of Halifax Technology Services Company, a wholly owned subsidiary of Halifax and Vice President of Halifax's Network Integration Services Division. Mr. Mountcastle joined Halifax as a result of the Company acquiring CMS Automation, Inc. on April 1, 1996 where he had served as President since 1990. Prior to that he served in various capacities in computer technology including two years as President of Data Support Systems.

Thomas F. Nolan, age fifty-two, has been Vice President, Computer Services Division since December, 1995. Before joining the Company, Mr. Nolan worked six years as an independent executive in Financial Services Management. Prior to that, he was Senior Vice President, Marketing for Decision Data Services, Inc, a nation wide computer maintenance firm. For sixteen years Mr. Nolan held various executive positions with Bell Atlantic Corporation's SORBUS Service Division.

Frank J. Ostronic, age sixty-seven, Vice President Federal Services Division, joined Halifax on May 24, 1996. Mr. Ostronic has over thirty-nine years experience in various executive positions including fourteen years with Computer Science Corporation as Vice President of Program Development. A U.S. Naval Academy graduate, Mr. Ostronic retired from the U.S. Navy with the rank of Captain.

Melvin L. Schuler, age fifty-three, is Vice President for Operations of the Federal Services Division. He is also Vice President for Operations of the Company's wholly-owned subsidiary, Halifax Engineering, Inc. Mr. Schuler has been with Halifax since 1972, serving in various management positions within this service line.

James L. Sherwood, IV, age fifty-five, is Vice President, Contracts and Administration. He previously served as Vice President of the Company's Facilities Services Division. In addition, he served as Assistant Vice President and Manager for various divisions of the Company and ASSET Inc., which he joined in 1978. Prior to joining ASSET Inc., Mr. Sherwood held various electrical engineering positions with Potomac Electric Power Company and Newport News Shipbuilding and Dry Dock Company. He is a Registered Professional Engineer in several states including Virginia.

Item 11.  Executive Compensation

The following table sets forth information on the Chief Executive Officer and the only other officers whose compensation exceeded $100,000 serving at the close of the fiscal year ended March 31, 1997 for services rendered in all capacities during the fiscal years ended March 31, 1997, 1996, and 1995.


                             SUMMARY COMPENSATION TABLE

                            Annual Compensation            Long Term Compensation



                                                            Awards      Payouts
                                                   Other
                                                   Annual   Restricted                    All Other
                               Salary     Bonus    Compen-  Stock       Options   LTIP    Compen-
                                                   sation   Awards      SARs      payout  sation
                                                                                  s
                     Year       ($)        ($)     ($) (1)    ($)       (#)         ($)    ($)
Howard C. Mills(5)   1997      160,804    43,200   4,323    none          7,200   none     3,135(2)
CEO/President        1996      149,925    28,336   5,623    none          7,200   none     2,999(2)
                     1995      150,188    27,067   3,331    none         14,400   none     2,604(2)

James L. Sherwood    1997      101,550    14,400   none     none          3,000   none     2,013(2)
IV
                     1996        96,785   13,970   none     none          1,800   none     5,284(3)
                     1995        96,962   21,886   none     none          5,400   none     1,939(2)

James C.             1997      113,549     28,430  none     none          6,375   none     6,117(3)
Dobrowolski
                     1996        96,940    13,627  2,400    none          3,600   none
                                                                                          599(2)
                     1995        95,099    23,672  none     none          5,400   none     5,855(3)

Melvin L. Schuler    1997       97,786    57,670   none     none          4,500   none     1,956(2)
                     1996       89,733    19,712   none     none          1,500   none     1,794(2)
                     1995       89,902     8,999   none     none          3,000   none     1,798(2)

Thomas L.            1997      127,497    none     none     none        13,500    none     1,200(2)
Mountcastle

Thomas E. Nolan      1997      107,623    none     none     none          6,375   none    13,768(4)



(1)Value of Company furnished auto.

(2)Amounts contributed to officer under 401(k) plan.

(3)Amounts contributed to officer under 401(k) plan and paid vacation.

(4)Amounts contributed to officer under 401(k) plan and living expenses.

(5)The Company entered into an Executive Severance Agreement ("Agreement") with Mr. Mills in recognition of his position of high responsibility and the substantial contributions he has made to the Company over many years. The Agreement provides benefits under certain circumstances including a change in control of the Company and is automatically renewed from year to year. It confirms that employment is at will and provides for termination without additional compensation in the event of death, resignation, retirement or for cause. Except in connection with a change of control, termination for any other reason results in compensation equal to eighteen (18) months salary. In the event of termination within one (1) year after a change in control or in the event Mr. Mills resigns or retires during the first ninety (90) days after a change in control, he would receive compensation equal to thirty-six (36) months salary subject to statutory limitations.


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

At the 1988 Annual Meeting of Shareholders, the shareholders approved amendments to the 1984 Plan which increased to 165,000 the number of shares authorized for issuance pursuant to the 1984 Plan and brought the 1984 Plan into conformity with the Tax Reform Act of 1986.

The 1984 Plan terminated May 15, 1994; however options continue to be outstanding to officers and employees of the Company covering 12,349 shares of Common stock. These options all expire prior to July 18, 1998. (See note 7 to the consolidated financial statements.)

At the September 16, 1994 Annual Meeting, the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan").

The maximum number of shares subject to the 1994 Plan and approved for issuance is 180,000 shares of the Company's Common Stock either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's Common Stock. The Company is under no obligation to register either the Option or the Option Stock under either Federal or State securities laws, however, the Committee has the power and sole discretion to register the 1994 Plan. If the 1994 Plan is not registered, both the Option and the Option Stock will be "restricted securities" as defined in Rule 144 of the General Rules and Regulations of the Securities Act of 1933.

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

The Board has complete power and authority to amend the 1994 Plan at any time as it deems necessary or appropriate and no approval by the stockholders of the Company or by any other person, committee or entity of any kind is required to make any amendment; provided, however, that the Board shall not, without the affirmative approval of stockholders of the Company, increase the number of shares of Company Common Stock available for Option grants thereunder or make any other amendment which requires stockholder approval under Rule 16b-3 of the Code.

In fiscal year 1995, options totaling 48,000 shares were offered to employees at an exercise price of $4.67, the market price on date of issuance.

In fiscal year 1996, options totaling 23,700 shares were offered to employees at exercise prices ranging from $4.58 to $4.83, the market prices on the dates of issuance.

In fiscal year 1997, options totaling 105,600 shares were offered to employees at exercise prices ranging from $4.67 to $7.67, the market prices on the dates of issuance.

All the above share and per share amounts are adjusted to reflect the December 27, 1997 3 for 2 stock split.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 16, 1997 (1) the number of shares of the Company's Common Stock owned beneficially by each person who owned of record, or was known by the Company to have owned beneficially, more than 5% of such shares then outstanding, (2) the number of shares owned beneficially by each director of the Company, and (3) the number of shares owned beneficially by all officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.


  Name and Address of          Amount and Nature of
   Beneficial Owner            Beneficial Ownership              Percent

  Research Industries                615,000                       30.8
  Incorporated (1)(2)(3)
  123 North Pitt Street
  Alexandria, VA 22314

  Arch C. Scurlock (1)(5)            616,500                       30.8
  123 North Pitt Street
  Alexandria, VA 22314

  Howard C. Mills (4)                 68,367                        3.4
  5250 Cherokee Avenue
  Alexandria, VA 22312

  Alvin E. Nashman                    4,500                         0.2
  3170 Fairview Park Drive
  Falls Church, VA  22042

  John Toups                          4,500                         0.2
  1209 Stuart Robeson Dr.
  McLean, VA  22101

  John H. Grover (2)                  1,500                         0.1
  123 North Pitt Street
  Alexandria, VA 22314

  Clifford M. Hardin                  1,500                         0.1
  10 Roan Lane
  St. Louis, MO 63124

  Ernest L. Ruffner (3)                 150                           0
  209 North Patrick Street
  Alexandria, VA 22314

  All officers and directors         739,461                        36.9
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

(2) Mr. Grover is also a 5% owner, a director and Executive Vice President and Treasurer of Research Industries Incorporated.

(3) Mr. Ruffner is a director of Research Industries Incorporated.

(4) Includes 450 shares held by Mr. Mills' wife.

(5) Includes 615,000 shares owned by Research Industries Incorporated.


Item 13.  Certain Relationships and Related Transactions

Ernest L. Ruffner, Secretary and General Counsel and a Director of the Company, is a member of the law firm of Pompan, Ruffner & Werfel. During the fiscal year ended March 31, 1997, the Company paid $76,652 for legal services to Mr. Ruffner and the law firm.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

        1.Consolidated Financial Statements

          o  Report of Independent Auditors
          o Consolidated Statements of Earnings for the years ended March 31, 1997, 1996 and 1995
          o  Consolidated Balance Sheets as of March 31, 1997 and 1996
          o Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995
          o Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995
          o  Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

          o  Schedule II, Valuation & Qualifying Accounts

All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

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

      4.2 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated Dec. 11, 1992 and Amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10K for the Year ended March 31, 1993.)

     4.3  Loan agreement dated June 30, 1993 between the
     Company and Crestar Bank. (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 31, 1994.)

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

     10.3 1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995.)

    10.4    Howard C. Mills Executive Severance Agreement

    10.5    Thomas L. Mountcastle Employment Agreement

     22.    Subsidiaries of the registrant

    23.A    Consent of Ernst &Young LLP, Independent Auditors

(b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION


By /s/Howard C. Mills
   Howard C. Mills
   President and Chief Executive Officer             Date: 6/30/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                Date


/s/Howard C. Mills                 President and          6/30/97
Howard C. Mills                    Chief Executive
Principal Executive Officer        Officer, Director



/s/John D. D'Amore                 Vice President,        6/30/97
John D. D'Amore                    Treasurer and
Principal Financial and            Controller
Accounting Officer


                                                          Chairman of the
Arch C. Scurlock                   Board of Directors


/s/John H. Grover                  Director               6/30/97
John H. Grover


                                                          Director
Clifford M. Hardin


/s/Ernest L. Ruffner               Director               6/30/97
Ernest L. Ruffner


                                                          Director
Alvin E. Nashman


/s/John Toups                      Director                6/30/97
John Toups

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Halifax Corporation

We have audited the accompanying consolidated balance sheets of Halifax Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP

Washington , D.C.
June 13, 1997



HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                                  1997         1996         1995
Revenues (Note 1)              $76,278,000  $47,159,000  $45,603,000

Operating costs and expenses:
    Cost of services            69,530,000   41,675,000   40,708,000
    Litigation expense                   -      320,000            -
    Selling, general and
administrative                   4,630,000    3,692,000    3,210,000

Total operating costs and
expenses                        74,160,000   45,687,000   43,918,000

Operating income                 2,118,000    1,472,000    1,685,000

Interest expense                   950,000      573,000      627,000
Other income
                                 (409,000)    (362,000)    (375,000)

Income before income taxes       1,577,000    1,261,000    1,433,000

Income taxes (Note 8)              623,000      498,000      575,000

Net earnings                     $ 954,000    $ 763,000    $ 858,000

Net earnings  per common and
common                           $     .47    $     .43    $     .48
 equivalent share - primary

Net earnings  per common and
common                           $     .46    $     .43   $      .48
 equivalent share - fully
diluted

Weighted average number of
common shares outstanding -      2,043,795    1,756,881    1,784,506
primary

Weighted average number of
common shares outstanding -
fully diluted                    2,059,682    1,756,881    1,784,506


See notes to consolidated financial statements


HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
 MARCH 31, 1997 AND 1996


                                                            March 31
                                                  1997         1996
ASSETS

CURRENT ASSETS
  Cash                                         $   268,000  $ 2,743,000
  Trade accounts receivable (Note 3)            21,951,000   11,639,000
  Other receivables                                 62,000       95,000
  Inventory                                      6,860,000    2,792,000
  Prepaid expenses and other current assets      1,300,000      207,000
  Income taxes receivable                           43,000            -
  Deferred income taxes (Notes 1 and 8)            659,000      512,000
TOTAL CURRENT ASSETS                            31,143,000   17,988,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                      6,624,000    4,527,000
  depreciation and amortization (Notes 1 and
4)

COST IN EXCESS OF NET ASSETS ACQUIRED, net
of accumulated
 amortization (Notes 1 and 2)                    2,583,000    1,923,000

OTHER ASSETS
                                                   650,000      390,000

TOTAL  ASSETS                                  $41,000,000  $24,828,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $8,382,000  $10,278,000
(Note 6)
  Deferred maintenance revenue                   2,265,000      293,000
  Bank overdrafts                                1,803,000      847,000
  Current portion of long-term debt &
mortgage note payable (Note 5)                   1,206,000      556,000
  Income taxes payable                                   -       90,000

TOTAL CURRENT LIABILITIES                       13,656,000   12,064,000

LONG-TERM DEBT (Note 5)                         13,570,000      739,000
MORTGAGE NOTE PAYABLE (Note 5)                   2,398,000    2,574,000
DEFERRED INCOME TAXES (Notes 1 and 8)
                                                   853,000      667,000

TOTAL LIABILITIES                               30,477,000   16,044,000


STOCKHOLDERS' EQUITY (Note 7)
 Common stock, $.24 par value:
 Authorized - 4,500,000 shares
 Issued - 2,258,866 in 1997 and 2,220,022 in
1996
 Outstanding - 2,000,632 in 1997 and               542,000      518,000
1,752,343 in 1996
 Additional paid-in capital                      4,358,000    3,401,000
 Retained earnings
                                                 5,836,000    5,253,000
                                                10,736,000    9,172,000
Less treasury stock at cost - 258,234 in
1997 and 467,679 shares in 1996                    213,000      388,000
TOTAL STOCKHOLDERS' EQUITY
                                                10,523,000    8,784,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $41,000,000  $24,828,000

See notes to  consolidated financial statements


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                                       1997          1996          1995
Cash flows from operating
activities:

Net income                         $    954,000     $ 763,000     $  858,000

Adjustments to reconcile net
income to net
  cash provided (used) by
operating activities:

  Depreciation and amortization       1,060,000       599,000        658,000
  (Gain) loss on sale of equipment      164,000             -        (2,000)
  (Increase) decrease in accounts   (5,355,000)     (562,000)      2,315,000
receivable
  (Increase) decrease in other           83,000         1,000       (15,000)
current receivables
  (Increase) decrease in inventory  (1,284,000)       688,000       (43,000)
  (Increase) decrease in other      (1,005,000)        77,000        189,000
current assets
  (Increase) decrease in other        (367,000)      (44,000)         55,000
assets
  (Increase) decrease in income       (184,000)     (111,000)       (40,000)
tax receivable
  Increase (decrease) in accounts
payable and
   accrued expenses                 (1,036,000)     5,502,000      (583,000)
  Increase (decrease) in income        (91,000)        90,000      (154,000)
taxes payable
  Increase (decrease) in deferred
income taxes                            186,000       107,000        281,000
   Total adjustment
                                    (7,829,000)     6,347,000      2,661,000

   Net cash provided (used) by      (6,875,000)     7,110,000      3,519,000
operating activities

Cash flows from investing
activities:

 Acquisition of property and
equipment, net of                   (1,684,000)     (247,000)      (393,000)
purchased operations
 Proceeds from sale of property          41,000         3,000          7,000
and equipment
 Acquisitions
                                      (114,000)     (400,000)      (400,000)

 Net cash used in investing         (1,757,000)     (644,000)      (786,000)
activities

Cash flows from financing
activities:

 Proceeds from borrowing of long-    40,216,000    16,271,000     17,199,000
term debt
 Retirement of long-term debt      (33,866,000)  (19,632,000)   (20,000,000)
 Cash dividends paid                  (371,000)     (305,000)      (303,000)
 Proceeds from sale of stock upon
exercise of
  stock options                         178,000             -              -
 (Purchase) issue of treasury
stock                                         -      (75,000)      (120,000)
 Net cash provided (used) by
financing activities                  6,157,000   (3,741,000)    (3,224,000)

Net (decrease) increase in cash     (2,475,000)     2,725,000      (491,000)
Cash at beginning of year
                                      2,743,000        18,000        509,000
Cash at end of year                 $   268,000  $  2,743,000   $     18,000



See notes to consolidated financial statements




                        Addi
                Common  tion           Treasur
                Stock    al            y Stock
                                       Paid-In      Retained
                 Shares   Par Value    Capital      Earnings     Shares        Cost        Total

Balance
March 31, 1994             $ 518,000  $3,401,000  $  4,240,000     423,879  $ (193,000)  $7,966,000
                2,220,022

Cash Dividends
($.170 per              -          -           -     (303,000)           -            -   (303,000)
share)
Net Income              -          -           -       858,000           -            -     858,000
 Purchase of
Treasury stock
                        -          -           -             -      25,650    (120,000)   (120,000)

Balance
March 31, 1995  2,220,022  $ 518,000  $3,401,000  $  4,795,000     449,529  $ (313,000) $ 8,401,000

Cash Dividends
($.173 per              -          -           -     (305,000)           -            -   (305,000)
share)
Net income              -          -           -       763,000           -            -     763,000
Purchase of
Treasury stock          -          -           -             -      18,150     (75,000)    (75,000)

Balance
March 31, 1996  2,220,022  $ 518,000  $3,401,000  $  5,253,000     467,679  $ (388,000)  $8,784,000

Cash Dividends
($.187 per              -          -           -     (371,000)           -            -   (371,000)
share)
Net income              -          -           -       954,000           -            -     954,000

Exercise of
Stock Options      38,611      9,000     169,000             -           -            -     178,000

Stock Split           233     15,000    (15,000)             -           -            -           -

CMSA
Acquisition             -          -     803,000             -   (209,445)      175,000     978,000

Balance
March 31, 1997  2,258,866  $ 542,000  $4,358,000  $  5,836,000     258,234  $ (213,000) $10,523,000


See notes to consolidated financial statements.





HALIFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

1.  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

    Business Activity - Halifax Corporation, (the Company) provides Technology Services and Facilities Services for commercial and government activities. These services include the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems; and the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites. Revenues from services rendered to the United States Government and the relative percentages of such revenues to total revenues for the years ended March 31, 1997, 1996 and 1995 are $36,111,000 (47%),
    $34,425,000  (73%) and $37,850,000 (83%), respectively.  The  reduction in United States Government revenue in 1997 is primarily a result of the Company's acquisition activities, however the Company's trend is toward a balance among commercial, state/municipal government and federal government revenues. For the years ended March 31, 1997, 1996 and 1995, the Company derived 0%, 0% and 15%, respectively, of its revenue from its MPS contract with the U.S. Marine Corps. The MPS contract was completed in the first quarter of fiscal year 1995.

    Principles of Consolidation - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

    Revenue Recognition - On cost type contracts, revenues are recorded as reimbursable costs are incurred and related fixed and award fees are recorded using the percentage of completion method. On time and materials contracts, revenues are recorded at the contractual rates as labor hours and other direct expenses are incurred. On fixed price contracts, revenues are recorded using the percentage of completion method. Revenues collected in advance for commercial maintenance contracts are deferred and recognized over the term of the related agreements. For all contracts, recognition is made of any anticipated losses when identified. Disputes involving amounts owed the Company by customers arise in the normal course of the Company's business. These disputes are primarily due to changes in contract specifications and disagreements over the interpretation of contract provisions.
    Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred. Claims against the Company and contract losses are recognized when the loss is considered probable and reasonably determinable in amount. Deferred maintenance revenue is recognized notably over the performance period.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Property  and  Equipment - Property and equipment is  stated  at  cost.
    Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

    Inventory - Inventory consists principally of spare computer parts valued at the lower of cost or market on the first-in first-out basis and is displayed on the consolidated balance sheet net of allowances for inventory obsolescence of $499,000 and $804,000 at March 31, 1997 and 1996, respectively.



    Accounts Receivable and Inventories - Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets.

    Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are provided on all temporary differences measured using enacted tax rates expected to be in effect during the periods in which the temporary differences reverse.

    Cost in Excess of Net Assets Acquired - Cost in excess of net assets of acquired companies, described in Note 2, are being amortized using the straight-line method over 25 years. Accumulated amortization was $219,000 and $113,000 as of March 31, 1997 and 1996, respectively.
    Management regularly reviews the valuation and amortization to determine possible impairment of net intangible assets. Based on its review, the Company does not believe that an impairment exists at March 31, 1997.

                                   Earnings   Per  Common  Share   -    The
     computation of primary earnings per share is based on the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting of certain shares subject to stock options based on the average market price of the common stock. Prior to any dilution calculation, the weighted average number of shares was 1,985,612 in 1997, the only year in which there was dilution. The weighted average number of shares outstanding resulting from this computation for fiscal 1997 was 2,043,795.

                                  The computation of fully-diluted earnings
     per share is based on the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting of certain shares subject to stock options based on the ending market price of the common stock and contingently issuable shares based on an earn-out provision related to the acquisition of CMSA. The weighted average number of shares outstanding resulting from this computation for fiscal 1997 was 2,059,682.

All  share  and  per share presentations take into account the  3:2  common
stock   split  effective  December  27,   1996.(See  Note  7  for   further
discussion).

    New Accounting Pronouncements - In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The impact of the adoption of this standard was not material to the Company's consolidated earnings or financial position.

    Also in 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded (See Note 7 to financial statements).

2.  ACQUISITIONS

     CMS Automation, Inc. (CMSA) and Consolidated Computer Investors, Inc.
     (CCI)

On April 1, 1996, the Company completed the acquisition of CMS Automation, Inc. (CMSA), a private Richmond, VA based computer network integration and solutions company. On April 23, 1997, CMSA was renamed Halifax
Technology Services Company (HTSC). Financial consideration was in the Company's stock with an assumption of debt. There was an initial payment of approximately 209,400 shares valued at approximately $978,000 from Treasury Stock representing approximately 12% of Halifax outstanding shares at closing and there may be additional payments of common stock over the next three years based on the annual earnings of CMSA. The Company filed reports of the Acquisition Transaction with the SEC on Form 8-K on April 16, 1996 and on June 17, 1996.


The acquisition has been accounted for as a purchase with the purchase price allocated to the assets and liabilities based on their estimated fair value at the date of acquisition. The initial purchase price and costs of the transaction exceeded the fair value of net assets purchased by $391,000 which was capitalized as the purchase price in excess of the fair value of the net assets acquired.

On November 25, 1996, the Company through its wholly-owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. ("CCI") of Hanover, Maryland through an asset purchase. The Company paid $114,210 in cash and assumed secured debt totaling $1,679,713. The cash paid was equal to the estimated net assets purchased. The Company filed a report of the acquisition transaction with the SEC on Form 8-K dated November 25, 1996.

The acquisition has been accounted for as a purchase with the purchase price allocated to the assets and liabilities based on their estimated fair value. The initial purchase price and costs of the transaction exceeded the fair value of net assets purchased by $375,000 which was capitalized as the purchase price in excess of the fair value of the net assets acquired.

The Company's fiscal 1997 results include CMSA's and CCI's results of operations beginning April 1, 1996 and November 1, 1996, respectively. The proforma impact of the CCI acquisition on fiscal 1997 is immaterial. The following fiscal 1996 proforma information is unaudited and reflects both of the acquisitions as if the purchase transactions had occurred on April 1, 1995.





                       For the Year Ended
                        March 31      Dec. 31,   Profor               Dec. 31,  Profor
                          1996          1995       ma     Proforma      1995      ma      Proforma
                        Halifax         CMSA     Adjust   Combined       CCI    Adjust    Combined
                                                  ments                         ments
                                                  & Tax                         & Tax
                                                 Effect                         Effect
                       ($ In thousands, except per share data)


Revenues                  $  47,159    $ 21,249    $   -   $  68,408   $ 13,526 $    -        $81,934

Net Income (Loss)         $     763     $ (109)    $ 137   $     791   $  (140) $  313        $   964

Earning per share         $     .43         N/A            $     .40         NA               $   .49

Weighted Average                                                                           #1,966,326
Number of Common
Shares Outstanding





Electronics Associates, Inc. (EAI)


On June 30, 1993, the Company purchased substantially all of the assets and liabilities of the Field Services Division of Electronic Associates, Inc. (EAI) which was primarily engaged in the maintenance of electronic equipment and software for an initial purchase price of approximately $2.4 million. Additional payments of $1,000,000 were paid over the next 3 years as certain revenue objectives were achieved. The Company paid $200,000 relating to this requirement in 1994 and $400,000 in both 1995 and 1996.


3.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of:

                                                      March 31,
                                                  1997            1996
     Amounts billed                          $ 19,708,000     $ 10,886,000

     Amounts unbilled:
      Amounts currently billable                1,800,000          511,000
      Retainages and amounts awaiting
     audit                                        677,000          430,000
     Total                                     22,185,000       11,827,000
     Allowance for doubtful accounts
                                                (234,000)        (188,000)
     Total                                  $  21,951,000   $   11,639,000



     Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government. It is anticipated that the accounts receivable balance at March 31, 1997 will be substantially collected within one year.


4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:


                                           March 31,
                                                                Estimated
                                      1997           1996      Useful Lives
     Automotive equipment           $   375,000     $  336,000 4 years
     Machinery and equipment          6,260,000      2,605,000 3 - 10 years
     Furniture and fixtures           1,323,000        576,000 5 - 10 years
     Building and improvements        3,955,000      3,834,000 32 years
     Land                               648,000        648,000
     Total                           12,561,000      7,999,000

     Accumulated depreciation
     and amortization                 5,937,000      3,472,000
     Total                          $ 6,624,000    $ 4,527,000


5.   LONG-TERM DEBT AND MORTGAGE NOTE PAYABLE



                                                     March 31,
                                                 1997          1996

 Long-term debt consists of:

 Revolving credit agreement amended
 effective February 4, 1997, with a maximum
 credit line of $12,800,000.  Amounts
 available under this agreement are
 determined by applying stated percentages
 to the Company's eligible billed
 receivables and inventory.  Interest
 accrues on borrowings equal to or less
 than eligible billed receivables and
 inventory at either the prime rate or the
 LIBOR rate plus 1.6%  to 1.9% depending
 upon a leverage ratio.  At March 31, 1997
 the interest rate was 7.34%.  This
 agreement expires July 31, 1998, at which
 time all borrowings will become due.        $  11,046,000   $        -

 Other notes payable and capital lease
 obligations with interest rates ranging
 from 1/2% over the prime rate to 15%, due
 in monthly installments and maturing at
 dates through 1997.  The prime rate was
 8.5% at March 31, 1997.                       $    20,000    $  20,000

 Mortgage note modified and extended
 February 7, 1997 payable in monthly
 installments of $10,257 plus interest at
 prime plus 1/4% through August 31, 2001.
 At March 31, 1997, the interest rate was
 8.75%.  The note is collateralized by
 buildings and land.                           $ 2,531,000  $ 2,640,000

 EAI acquisition term loan facility dated
 June 30, 1993.  Note is payable in 60
 equal monthly installments of $41,666 plus
 interest.  The note may be apportioned
 between prime rate and LIBOR rate options.
 Interest accrues at either the prime rate
 plus 1/2% or the LIBOR rate plus 2.5%.  At
 March 31, 1997, the prime rate and LIBOR
 options were at 9% and 8.01%.               $     645,000  $ 1,209,000

 CMSA acquisition term loan facility dated
 June 14, 1996.  Note is payable in 24
 equal monthly installments of $29,762 plus
 interest and a final installment of
 $1,785,712 due on June 30, 1998 plus
 interest.  Interest accrues at the LIBOR
 rate plus 1.9%.  At March 31, 1997, the
 interest rate was at 7.34%.                 $   2,202,000  $         -

 CCI acquisition term loan facility dated
 November 26, 1996.  Note is payable in 48
 equal monthly installments of $16,979 plus
 interest.  Interest accrues at the prime
 rate plus 1/4%.  At March 31, 1997, the
 interest rate was 8.75%.                     $    730,000  $         -

                                             $  17,174,000  $ 3,869,000
 Less current maturities
                                                 1,206,000      556,000
 Total                                       $  15,968,000  $ 3,313,000





     Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the accounts receivable of the Company, the inventory of Halifax Corporation and all of the Company's assets except for land and building. Additionally, advances under the term loan facilities are secured by the acquired assets.

     The revolving credit agreement also contains convenants which require the Company to maintain certain net worth and financial statement ratios.

     The aggregate annual maturities of long-term debt are:


             1998   - $    1,206,000
             1999   -     11,874,000
             2000   -        684,000
             2001   -        599,000
             2002   -        480,000
           Thereafter      2,331,000
                    -
            Total   -   $ 17,174,000


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of:

                                                March 31,
                                          1997               1996
     Accrued expenses                  $    1,381,000     $   1,151,000
     Accounts payable                       5,328,000         7,915,000
     Accrued payroll                          563,000           346,000
     Accrued vacation                         859,000           646,000
     Payroll taxes accrued and                251,000           220,000
     withheld
                                        $   8,382,000     $  10,278,000



7.   COMMON STOCK

          Stock Split - On November 15, 1996, the Board of Directors authorized a three-for-two stock split which was distributed on December 27, 1996, to stockholders of record at December 10, 1996.
     All references in the consolidated financial sttements to numbers of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

          Stock Options - Under the Company's 1984 Stock Option and Stock Appreciation Rights Plan (as amended), options to purchase shares of the Company's common stock have been granted to officers and key employees at a price not less than the fair market value of the stock at the date of grant. Any grants of options or stock appreciation rights under the plan are limited to a maximum of 165,000 shares of the Company's common stock. Options and/or stock appreciation rights expire five years after the date of grant. The 1984 plan terminated May 15, 1994. On September 16, 1994 the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan"). The maximum number of shares subject to the 1994 Plan and approved for issuance is 180,000 shares of the Company's common stock either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's common stock.


          A summary of options activity is as follows:


                                                               Weighted
                       Optioned   Option Price                 Average
                        Shares     Per Share      Total     Exercise price
 1984 Plan
 Balance March 31,        63,150   $4.59 - 5.67   $301,000       $    4.77
 1994

 Options forfeited
 upon retirement/
   termination of        (4,500)    4.59 - 5.00   (21,000)            4.67
 employees
 Balance March 31,        58,650   $4.59 - 5.67   $280,000       $    4.77
 1995

 Options forfeited
 upon retirement/
   termination of        (6,000)    4.59 - 5.00   (28,140)            4.69
 employees
 Balance March 31,        52,650  $ 4.59 - 5.00  $ 251,860        $   4.78
 1996

 Options exercised      (38,611)    4.59 - 5.00  (178,795)            4.63
 Options forfeited
 upon retirement/
   termination of        (1,688)           5.00    (8,440)            5.00
 employees
 Balance March 31,        12,351  $ 5.00 - 5.67  $  64,625        $   5.23
 1997

 Options exercisable
 at
 March 31, 1997           10,013   $5.00 - 5.67  $  52,075        $   5.20

 1994 Plan
 Balance March 31,             -  $           -  $       -        $      -
 1994
 Options granted          48,000           4.67    224,000            4.67
 Balance March 31,        48,000   $       4.67  $ 224,000        $   4.67
 1995

 Options Granted          23,700    4.58 - 4.83    114,175            4.82
 Options forfeited
 upon retirement/
   termination of        (4,500)    4.58 - 4.83   (21,250)            4.72
 employees
 Balance March 31,        67,200  $ 4.58 - 4.83  $ 316,925        $   4.72
 1996

 Options Granted         105,600    4.67 - 7.67    680,800            6.45
 Options forfeited
 upon retirement/
   termination of       (24,000)    4.67 - 7.33  (137,810)            5.74
 employees
 Balance March 31,       148,800  $ 4.58 - 7.67  $ 859,915        $   5.78
 1997

 Options exercisable
 at
 March 31, 1997                -  $           -  $       -               -



All stock-based incentive awards granted in 1997 and 1996 under the Plans were stock options which have 5 year terms and vest at the end of the third and fourth years. Exercise prices of options awarded in all years were equal to the market price of the stock on the date of grant. Proforma information regarding net earnings and earnings per share as required by SFAS No. 123 has been determined as if the Corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1997 and 1996: risk-free interest rate of 6.16%, dividend yield of 3.1%, volatility factor related to the expected market price of the Corporation's common stock of .262, and weighted-average expected option life of three years. The weighted average fair values of options granted during 1997 and 1996 were $6.46 and $4.81, respectively.


 For purposes of proforma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. Therefore, the proforma results presented below include up to 33% of the total proforma expense for options awarded in that year depending upon the date of grant. The Corporation's proforma information for the years ended March 31, is as follows:



     (In thousands, except per share data)     1997            1996

     Proforma net earnings                 $     930      $     759
     Proforma earnings per
     common share:
       Assuming no dilution                      .46            .43
       Assuming full dilution                    .45            .43



          Employee Plans - During fiscal 1985, the Company adopted a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participants contribution up to 4% of salary, and at the Company's discretion, additional amounts based upon the profitability of the Company. The Company's contributions were $191,000 in 1997, $157,000 in 1996 and $163,000 in 1995. The
   Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company's common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases.


8.       INCOME TAXES

         Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities are classified on the balance sheets as current or non current based on the classification of the related assets and liabilities.

         The components of income tax expense are as follows for the years ended March 31:


                            1997                1996              1995
  Current:
    Federal                  $  494,000          $  355,000       $   250,000
    State                       101,000              75,000            43,000
  Total current:                595,000             430,000           293,000
    Deferred                     28,000              68,000           282,000
  Total                      $  623,000          $  498,000       $   575,000

         The components of the Company's deferred tax assets and liabilities consist of the following at March 31:


                                                 1997             1996
 Deferred tax assets - current

 Accounts receivable                               $ 102,000       $  71,000
 Inventory                                           234,000         214,000
 Accrued compensation/vacation                       323,000         227,000
 Net operating loss carry forwards -                  51,000               -
 CMSA
 AMT credit carry forward - CMSA                      15,000               -
 Less: valuation allowance                                                 -
                                                    (66,000)
                                                  $  659,000       $ 512,000

 Deferred tax liability- noncurrent

 Depreciation/amortization                         $ 785,000       $ 606,000
 Sublease rental income                               33,000          21,000
 Other
                                                      35,000          40,000
                                                   $ 853,000       $ 667,000


         The sources and tax effects of temporary differences resulting in deferred tax expense (benefit) are as follows for the year ended March 31:


                                   1997            1996        1995
 Depreciation/amortization       $    166,000     $  77,000  $  471,000
 Allowance and reserves for
 accounts     receivable             (31,000)      (18,000)     147,000
 Income from contracts                (5,000)     (201,000)      28,000
 Vacation expense                    (91,000)         8,000       3,000
 Inventory costs capitalized
 for tax        purposes             (19,000)       187,000   (270,000)
 Sublease rental income                13,000             -       2,000
 Deferred contract costs                    -             -    (90,000)
 Deferred compensation
 expense                              (5,000)        15,000     (9,000)
 Total                        $        28,000  $     68,000  $  282,000



         The differences between the provision for income taxes at the expected statutory rate and those shown in the consolidated statements of earnings are as follows for the years ended March 31:


                                         1997      1996       1995
 Provision for income taxes
  at statutory rate                        34.0%     34.0%     34.0%
 State taxes, net of federal benefit         4.4       4.3       3.6
 Permanent differences                       1.1       1.4       2.0
 Other
                                               -      (.2)        .5
 Total
                                           39.5%     39.5%     40.1%


9.       LEASING ACTIVITY

         The Company is obligated under operating leases for office space and certain equipment. The following is a schedule of the future minimum lease payments under operating leases as of March 31, 1997.


     Year ending March 31,
     1998                     $        638,000
     1999                              398,000
     2000                               56,000
     2001                                    -
     2002
                                             -

     Total minimum lease      $      1,092,000
     payments

         Total rental expense under operating leases was $411,000, $201,000 and $376,000 for the years ended March 31, 1997, 1996, and
   1995, respectively.


10.RELATED PARTY TRANSACTIONS

         During the years ended March 31, 1997, 1996, and 1995, the Company paid $77,000, $9,000 and $14,000, respectively, for legal services to a Company Board member or a law firm in which a Company Board member is a partner.


11.COMMITMENTS AND CONTINGENCIES

         The Company's contracts with the U.S. Government are subject to
   cost audit by Government authorities.   Such audits have been completed
   through March 31, 1990. It is not possible to predict the outcome of future audits but it is the opinion of the Company's management that liabilities, if any, arising from such audits would not have a material adverse effect on the Company's consolidated financial position or results of operations.

         Upon the death of a Company officer or a certain former officer and at the option of their estates, the Company is committed to repurchase their shares (79,267) at current book value. At March 31, 1997, the aggregate book value of such shares was approximately $417,000.

         The Company is defendant or co-defendant in various lawsuits. In the opinion of management, none of these lawsuits could materially affect the consolidated financial position or results of operations of the Company.


12.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company paid the following amounts for interest and income taxes during the years ended March 31:


                              1997           1996           1995
     Interest             $     950,000  $     573,000   $   627,000

     Income taxes         $     722,000  $     457,000  $    487,000




13.QUARTERLY FINANCIAL DATA (unaudited)

         (In thousands, except on a per share basis)


                              1st       2nd         3rd       4th
                            Quarter   Quarter     Quarter   Quarter
     1997
     Revenues                $15,640    $20,531    $21,913   $18,194
     Income before income        435        536        594        12
     taxes
     Net income                  269        319        359         7
     Per share
       Earnings per share        .14        .16        .18       .00
     - primary
       Earnings per share        .14        .15        .17       .00
     - fully diluted
       Dividends per            .043       .047       .047       .05
     share
     Market price
     High                      8-1/8      7-7/8     13-1/8        15
     Low                       4-5/8      6-5/8      7-5/8    10-1/8



         Primary EPS totals to $.48 versus $.47 for the year due to rounding during computation at fiscal quarters.


                              1st        2nd      3rd      4th
                            Quarter    Quarter  Quarter  Quarter
     1996
     Revenues                 $8,894     $9,076  $11,217  $17,920
     Income before income        309         47      314      591
     taxes
     Net income                  188         27      191      357
     Per share
       Earnings per share        .11        .01      .11      .20
     - primary
       Earnings per share        .11        .01      .11      .20
     - fully diluted
       Dividends per            .043       .043     .043     .043
     share
     Market price
     High                      4-7/8      4-5/8    4-5/8    4-3/4
     Low                       4-1/8      4-1/8    3-7/8    4-3/8

                            Halifax Corporation

              Schedule II, Valuation and Qualifying Accounts

                              March 31, 1997


                    Balance at      Additions                   Balance at
                    beginning      charged to                     end of
                     of year     cost & expense    Deductions      year
Year Ended March
31, 1997:

Allowance for
doubtful
  accounts          $   188,000      $   158,000     $ 112,000   $  234,000



Allowance for
inventory
  obsolescence     $    804,000      $   809,000     $1,114,000   $  499,000




Year Ended March
31, 1996:

Allowance for
doubtful
  accounts         $    170,000       $   20,000     $   2,000   $  188,000



Allowance for
inventory
  obsolescence      $   611,000      $ 1,195,000     $1,002,000   $  804,000




Year Ended March
31, 1995:

Allowance for
doubtful
  accounts          $   242,000       $   39,000      $ 111,000   $  170,000



Allowance for
inventory
  obsolescence     $    539,000      $   575,000      $ 503,000   $  611,000


                             INDEX TO EXHIBITS
               (Exhibit Numbers correspond to Exhibit Table
                         Regulation S-K, Item 601)



      Exhibit
      Number
                                                                      Page

       10.4   Howard C. Mills Executive Severance Agreement            42

       10.5   Thomas L. Mountcastle Employment Agreement               46

       23.A   Consent of Ernst & Young LLP, Independent Auditors       50

                                                  Exhibit 10.4

                 EXECUTIVE SEVERANCE AGREEMENT


     AGREEMENT, dated as of       July 24        , 1995, between Halifax
Corporation, a Virginia corporation ("Company"), and Howard C. Mills ("Executive").

               WITNESSETH:

     WHEREAS, Executive has been a long-time employee of the Company in positions of high responsibility and authority and is presently its chief executive officer, and

     WHEREAS, in recognition of the Executive's contribution to the company it is in the best interest of the parties hereto that orderly and equitable provisions be made in the event of termination of the Executive.

     NOW, THEREFORE, in consideration of the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. The Company and the Executive agree that the Executive is employed on an at-will basis. Unless otherwise specifically provided in a written agreement signed by both the Company and the Executive, the parties understand that the Executive is employed for no fixed term or period, that either the Company or the Executive may terminate the Executive's employment with the Company at any time with or without a reason, and that this Agreement creates no contract of employment between the Company and the Executive.

2. The term of this Agreement shall be for one (1) year beginning August 1, 1995, and shall automatically renew itself for an additional one (1) year term on August 1 from year-to-year thereafter, unless the Company provides to the Executive written notice of the Company's decision not to renew in which event this Agreement shall expire by its terms at the end of the full term year that begins on the January 1 next following the date such notice is received by the Executive.

3. The Company shall have the right to terminate the Executive's employment without payment of severance as provided below in the event of the Executive's death, or on thirty (30) days written notice in the event that the Executive shall be unable, or shall fail, to perform all of the services required of his position with the Company as a result of any mental or physical incapacitating disability, to the extent that such inability or failure to perform required duties shall exist for any consecutive ninety (90) day period. The Company's right to terminate the Executive's employment without payment of severance under this Paragraph shall not limit or reduce in any way the Executive's right to receive benefits under any disability insurance or plan maintained by the Company for the benefit of the Executive.
4. The Executive shall have the right to terminate his employment with the Company at any time on written notice to the Company indicating the Executive's desire to retire or to resign from the Company's employment;

5. Except as provided in Paragraph 3 and 4, the Executive's employment with the Company may be terminated without payment of severance as provided below only in the event of a termination for cause as defined in this Paragraph. For the purposes of this Agreement, "Cause" shall be defined as gross negligence, willful misconduct, fraud, willful disregard of the Board of Directors' direction or breach of published Company policy. The Executive may be terminated for Cause only in accordance with a resolution duly adopted by an absolute majority of the Company's Board of Directors finding that, in the good faith opinion of the Board of Directors, the Executive engaged in conduct justifying a termination for Cause as that term is defined above and specifying the particulars of the conduct motivating the Board's decision to terminate the Executive. Such resolution may be adopted by the Board of Directors only after the Board has provided to the Executive (1) five (5) days advance written notice of a meeting of the Board called for the purpose of determining Cause for termination of the Executive, (2) a statement setting forth the alleged grounds for termination, and (3) an opportunity for the Executive and, if the Executive so desires, the Executive's counsel to be heard before the Board.

6. Except in connection with a Change of Control Disposition as defined in Paragraph 12, if the Executive's employment with the Company is terminated for any reason other than those set forth in Paragraphs 3, 4 or 5 above, then the Company shall pay to the Executive an amount equal to eighteen (18) months salary based upon the current salary of the Executive at the time of termination.

7. If following a Change of Control Disposition (herein "Change of Control Disposition" shall be as defined below in Paragraph 12) of the Company, the Executive's employment is terminated within one (1) year of the "Change of Control Disposition Date" (as herein defined below in Paragraph 12) for any reason other than the reasons set forth in Paragraphs 3, 4 or 5 above, then the Company shall pay to the Executive an amount equal to two (2) times the amount that the Company would have been required to pay the Executive under Paragraph 6 above if the Executive's employment had been terminated in the absence of a Change of Control Disposition. In the event Executive retires or resigns pursuant to Paragraph 4 above within ninety (90) days following the Change of Control Disposition Date, the Company shall pay to the Executive an amount equal to two (2) times the amount that the Company would have been required to pay the Executive under Paragraph 6 above if the Executive's employment had been terminated in the absence of a Change of Control Disposition. Notwithstanding the foregoing, maximum compensation payable to the Executive pursuant to this Paragraph is limited to no more than 299% of the "base amount" of Executive's compensation as defined in the Tax Reform Act of 1984 (Section 280G and applicable regulations thereunder and any amendments thereto).

 8. At the time of termination of the Executive's employment for any reason the Executive shall be paid all other compensation and benefits due to the Executive at the time of termination.

 9. The Executive may elect to receive the compensation payable in accordance with this Agreement in a lump sum or in equal payments at intervals no more often than semimonthly, over a period of the Executive's choice not to exceed the number of months of compensation due him pursuant to this Agreement.

10. The Executive shall not disclose, publish, or use for any purpose not directly related to the performance of the Executive's duties for the Company, or permit anyone else to disclose, publish, or use any proprietary or confidential information or trade secrets of the Company at any time during or after his employment with the Company. This obligation shall continue so long as such information remains legally protectable as to persons receiving it in a confidential relationship. Executive agrees to return to the Company all proprietary material which he possesses on the date of termination of the Executive's active employment with the Company.

11. For a period of six (6) months following termination of Executive's employment with the Company for any reason other than "Cause," as defined in Paragraph 5 above, the Executive shall not (1) directly or indirectly, sell, market, or otherwise provide any client or previously identified prospective client of the Company, products or services similar to or in competition with those sold or distributed by the Company, in any geographic area in which the Company offers any such products or services, or (2) participate directly or indirectly in the hiring or soliciting for employment of any person employed by the Company.

12. By reason of the special and unique nature of the obligations hereunder, it is agreed that neither party hereto may assign any interests, rights or duties which the party may have in this Agreement without the prior written consent of the other party, except that upon any "Change of Control Disposition" of the Company through purchase, merger, consolidation, liquidation, change in control by reason of any single entity (individual or group) other than Research Industries Incorporated, the Company or a Company Employee Stock Ownership Plan and Trust, acquiring twenty-five percent (25%) or more of the voting power of the Company's stock, or sale of all or substantially all of the assets of the Company to another party whether or not the Company is the surviving corporation, this Agreement shall inure to the benefit of and be binding upon the Executive and the purchasing, surviving or resulting entity, company or corporation in the same manner and to the same extent as though such entity, company or corporation were the Company. The "Change of Control Disposition Date" shall be that calendar date on which the Change of Control Disposition event was consummated and legally binding upon the parties.

13. Any controversy or claim arising out of, or relating to this Agreement, or its breach, or otherwise arising out of or relating to the Executive's employment (including without limitation to any claim of discrimination whether based on race, color, religion, national origin, gender, age, sexual preference, disability, status as a disabled or Vietnam-era veteran, or any other legally protected status, and whether based on federal or State law, or otherwise) by the Company shall be resolved by arbitration. This arbitration shall be held in Fairfax County, Virginia in accordance with the model employment arbitration procedures of the American Arbitration Association. Judgment upon award rendered by the arbitrator shall be binding upon both parties and may be entered and enforced in any court of competent jurisdiction.

14. In consideration of any payment made to the Executive pursuant to this Agreement, the Executive, for himself, his heirs and legal representatives, releases and forever discharges the Company, its predecessors, successors or anyone, and all of the past, present or future officers, directors, agents and employees of the Company from any and all claims, demands, or courses of action, whether known or unknown, exactly at the time of payment or arising subsequently thereto, arising out of or related to the Executive's employment by the Company.

15. This Agreement shall be construed and enforced in accordance with the laws of the Commonwealth of Virginia.
16. This Agreement constitutes the entire understanding and agreement between the Company and the Executive with regard to all matters herein. This Agreement may be amended only in writing, signed by both parties hereto.

In witness whereof the parties have executed this Agreement to be effective the day and year first above written.

                                   HALIFAX CORPORATION



                                   By:/s/Arch C. Scurlock
                                      Chairman of the Board


                                   EXECUTIVE



                                   /s/Howard C. Mills
                                   Howard C. Mills

                                                    Exhibit 10.5

                      EMPLOYMENT AGREEMENT


     THIS AGREEMENT made the  1st  day of    April , 1996, by and among
HALIFAX CORPORATION, a Virginia Corporation ("Parent"), CMSA ACQUISITION CORPORATION, a Virginia corporation ("Sub") and Thomas L. Mountcastle ("Employee").

     WHEREAS, Sub wishes to employ Employee as the President of Sub, which shall consist of Sub and such other businesses, units, divisions, subsidiaries or other entities of Parent as Parent shall determine in its sole discretion from time to time, with such other duties and respon-sibilities as Sub may reasonably assign to Employee consistent with the nature and character of such employment (the "Position"), and Parent wishes to elect Employee as a Vice President of Parent, and Employee wishes to accept such employment and election subject to the terms and conditions of this Agreement; and

     WHEREAS, Parent provides services for computers, communication systems, simulation systems and facilities and markets such services in the United States and in various foreign countries and has accumulated valuable and confidential information including trade secrets and know-how relating to technology, procedures, formulas, machines, marketing plans, sources of supply, business strategies, and other business records; and

     WHEREAS, the giving of the covenants contained herein is a condition precedent to the employment of Employee in the Position and Employee acknowledges that the execution of this Agreement and the entering into of these covenants is an express condition of his employment in the Position and that said covenants are given in consideration for such employment and other benefits conferred upon him by this Agreement.

     NOW, THEREFORE, in consideration of such employment and other valuable consideration, receipt of which is hereby acknowledged, Parent, Sub and Employee agree as follows:

1.  Employment and Compensation.

     1.1 Base Salary. Sub agrees to employ Employee in the Position, reporting to the President of Parent, at a minimum compensation of $130,000 per year ("Annual Base Salary"). Employee shall be eligible to receive increases in Employee's Annual Base Salary pursuant to periodic salary reviews consistent with Parent's corporate policies, it being understood such increases are not guaranteed, but subject to Employee's job performance.

     1.2 Bonus. Employee shall receive an annual profit sharing bonus equal to 25% of his Annual Base Salary provided the profit goals of Sub are met. Bonus rates payable for performance above and below profit goals will be in accordance with the chart attached hereto and made a part hereof as Exhibit A.

     1.3 Stock Options. Employee shall be granted an option to purchase 5,000 shares of Parent common stock priced at market value on the Effective Time as defined in the Agreement and Plan of Reorganization entered into by the parties.


                                                  Exhibit D
2.  Term and Severance Pay.

     2.1 Term. The term of this Agreement (the "Term") shall be through March 31, 1999, beginning with the date on which the Effective Time occurs (the "Start Date").

     2.2  Termination by Employee.

     (a) Employee shall have the right to terminate his employment with Sub at any time for any reason ("Voluntary Termination") on thirty (30) days prior written notice to an officer of Sub.

     (b) Employee shall have the further right to terminate his Employment with Sub ("Termination for Good Reason") if (i) Sub attempts to assign to Employee duties or responsibilities which are materially inconsistent with the nature and character of the Position; provided however, Employee must first provide Sub with written notice specifying the duties or responsibilities which have been assigned to Employee and which are materially inconsistent with the responsibilities and duties of the Position, and Sub shall have fifteen days in which to readjust such duties and responsibilities so that they are materially consistent with the duties and responsibilities of the Position or (ii) if Employee is required by Sub to relocate outside the Richmond, Virginia metropolitan area. In the event of a termination pursuant to this Subsection 2.2(b), Employee shall be entitled to severance payments calculated pursuant to Subsection 2.4 and shall be bound by the covenants contained in Sections 6 and 8.

     2.3  Termination By Sub.

     (a) Sub shall have the right to discharge Employee ("Termination for Cause") at any time (i) upon 30 days' notice, during which 30 day period Employee shall have an opportunity to cure, in the event of any willful and continued failure by the Employee to substantially perform his duties hereunder (other than resulting from the Employee's sickness, accident or disability) or any violation of Section 4 of this Agreement, or (ii) without notice in the event of the willful engaging by the Employee in criminal misconduct that is materially injurious to Sub or its affiliates; and

     (b) Sub shall have the right to discharge Employee at any time in the event of continued and repeated failure to discharge assigned duties for any reason whatsoever (including without limitation, because of sickness, accident or disability), which failure shall continue for at least 30 days following Sub's delivery to Employee of written notice specifying the duties which have been assigned and which Employee has failed to discharge. Sub's discharge of Employee under this Section 2.3(b) shall not constitute a Termination for Cause.

     (c) Sub shall have the further right to discharge Employee at any time, without cause.

     2.4  Payments Upon Termination.

     (a) If Employee's employment is terminated for any reason, Sub shall pay the Employee his full salary through the date of termination at the rate in effect at the time of termination plus accrued vacation and other vested benefits, payable within the period required by law. In the event of a Voluntary Termination or a Termination for Cause, such payments shall be the only payments due Employee under this Agreement.

     (b) If Employee's employment is terminated during the Term, other than by a Voluntary Termination or a Termination for Cause, then in addition to the amounts due under Section 2.4(a), Sub shall pay to the Employee a lump sum payment within thirty days of the effective date of termination (other than payments made pursuant to the proviso in subparagraph (ii) hereof) equal to the sum of:

                                  (I)50% of the total salary that would
             have been paid to Employee during the remaining Term at the salary rate in effect at the time of termination, plus

                (ii) one year's salary at the rate in effect at the time of termination.

3. Insurance and Other Benefits. As further consideration for the covenants contained herein, Sub will provide Employee with such insurance, welfare, sick leave, and other benefits as may be established by Sub from time to time with respect to its employees in accordance with Sub's established procedures and to reimburse Employee for authorized business expenses incurred in accordance with policies established by Sub from time
to time.  Employee shall be entitled to    4   weeks vacation until such
time as the length of the Employee's service with Sub entitles Employee to a longer period of vacation. Employee shall be entitled to Director's and Officer's indemnification insurance coverage to the same extent as Parent shall provide from time to time to persons employed as officers of Parent.

4. Employee Obligation. Employee agrees to devote such of his time and attention as may be required to perform the duties that may be reasonably assigned to him from time to time consistent with the Position to the exclusion of any other employment or activity which would materially interfere with or compete with the efforts devoted on behalf of Sub, unless Employee first obtains Sub's written consent to such other employment or activity, which consent may be withdrawn by Sub at any time upon 30 days notice.

5. Company Policies. Employee agrees to abide by the policies, rules, regulations or usages applicable to Employee as established by Sub from time to time and provided to Employee in writing, to perform the duties assigned to him faithfully and loyally.

6. Access to Confidential Information; Noncompete. Employee agrees, effective as of the date hereof, to sign and be bound by the obligations of the Agreement Not to Compete (the "Noncompete Agreement") attached hereto as Exhibit B. The obligations under the Noncompete Agreement shall survive termination or expiration of this Agreement.

7. Board of Directors. During the Term of employment, Employee shall also be a member of the Board of Directors of Sub.


8. Release. In the event Employee becomes entitled to payments pursuant to Section 2.4(b) hereof, Employee shall, as a condition to such payments being made, execute and deliver to Sub and to Parent a general release in such form as is reasonably satisfactory to Sub and to Parent.

9. Entire Agreement. This Agreement represents the entire agreement of the parties with respect to Employee's employment with Sub and supersedes all prior agreements, written or oral, with respect thereof. This Agreement may be modified or amended only by a written agreement executed by both parties to this Agreement.

10. Miscellaneous. Nothing in this Agreement shall be construed as creating a joint venture or partnership between Employee and Parent or Sub. Parent shall cause Sub to honor all of Sub's obligations arising out of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Employment Agreement to be duly executed on the date first set forth above.

                                   EMPLOYEE


                                   By:/s/Thomas L. Mountcastle
                                      Thomas L. Mountcastle


                                   HALIFAX CORPORATION


                                   By:/s/Howard C. Mills
                                      Howard C. Mills, President


                                   CMSA ACQUISITION CORPORATION


                                   By:/s/Howard C. Mills
                                      Howard C. Mills, President

                                                  Exhibit 23.A




CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-24221) of Halifax Corporation and in the related Prospectus of our report dated June 13, 1997, with respect to the consolidated financial statements and schedule of Halifax Corporation included in the Annual Report (Form 10-K) for the year ended March 31, 1997.



/S/ERNST & YOUNG LLP

Washington, D.C.
June 27, 1997