Form 10-Q
period 1997-06-30
HALIFAX CORP
filed 1997-08-14
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                         JUNE 30, 1997

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
      As last amended in Rel. No. 312905 eff. 4/26/93.)
                        UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended     June 30, 1997
(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from ________  to  ___________

Commission file Number      1-8964

                   Halifax Corporation
(Exact name of registrant as specified in its charter)

     Virginia                               54-0829246
(State or other jurisdiction of
incorporation of organization)  (IRS Employer Identification No.)

          5250 Cherokee Avenue, Alexandria, VA  22312
          (Address of principal executive offices)

Registrant's telephone number, including area code (703)750-2202



N/A
former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   2,003,632 as of  August 11,
1997
                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                           page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1997
(Unaudited) and March 31, 1997                                3

Condensed Consolidated Statements of Earnings-
Three Months Ended June 30, 1997 and 1996 (Unaudited)         4

Condensed Consolidated Statements of Stockholders' Equity -
Three Months Ended June 30, 1997 and 1996 (Unaudited)         5

Condensed Consolidated Statements of Cash Flows -
Three Months EndedJune 30, 1997 and 1996 (Unaudited)          6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                   7

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9


                   PART II  OTHER INFORMATION

Item 1.Legal Proceedings                                     10

Item 2.Changes in Securities                                 10

Item 3.Defaults Upon Senior Securities                       10

Item 4.Submission of Matters to a Vote of Security Holders    10

Item 5.Other Information                                     10

Item 6.Exhibits and Reports on Form 8-K                      10

Item 1.  FINANCIAL STATEMENTS

                               HALIFAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND MARCH 31, 1997


                                             JUNE 30, 1997    MARCH 31, 1997*
                                              (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
  Cash                                               $ 95,000    $     268,000
  Accounts receivable                              18,864,000       22,013,000
  Inventory                                         7,194,000        6,860,000
  Prepaid expenses and other current assets         1,849,000        2,002,000


TOTAL CURRENT ASSETS                               28,002,000       31,143,000

PROPERTY AND EQUIPMENT, at cost less
accumulated depreciation and amortization           6,630,000        6,624,000

OTHER ASSETS AND COST IN EXCESS OF NET
ASSETS ACQUIRED, net of accumulated                 3,086,000       3 ,233,000
amortization

TOTAL  ASSETS                                  $   37,718,000    $  41,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses        $    9,955,000    $  12,450,000
  Current portion of long-term debt &               1,206,000        1,206,000
   mortgage note payable

TOTAL CURRENT LIABILITIES                          11,161,000       13,656,000

LONG-TERM DEBT AND OTHER LIABILITIES               16,350,000       16,821,000

TOTAL LIABILITIES                                  27,511,000       30,477,000

STOCKHOLDERS' EQUITY
 Common stock                                         543,000          542,000
 Additional paid-in capital                         4,374,000        4,358,000
 Retained earnings                                  5,503,000        5,836,000
                                                   10,420,000       10,736,000
Less treasury stock at cost                           213,000          213,000
TOTAL STOCKHOLDERS' EQUITY                         10,207,000       10,523,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   37,718,000    $  41,000,000

*Condensed from March 31, 1997 Audited Financial Statements. See Form 10-K filed June 30, 1997.

  See notes to Condensed Consolidated Financial Statements.


                               HALIFAX CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)


                                                 Three Months Ended
                                                      June 30

                                         1997                 1996
Revenues                                $   18,035,000      $   15,640,000

Operating costs and expenses:
    Cost of services                        16,813,000          12,651,000
    Selling, general and                     1,181,000           2,341,000
    administrative

Total operating costs and                   17,994,000          14,992,000
expenses

Operating income                                41,000             648,000

Interest expense                               425,000             213,000

Income before income taxes                   (384,000)             435,000

Income taxes                                 (152,000)             166,000

Net earnings                             $   (232,000)       $     269,000

Net earnings  per common and
common                                   $       (.11)       $         .13
    equivalent share - primary

Net earnings  per common and
common                                   $       (.11)       $         .13
    equivalent share - fully
diluted

Weighted average number of
common shares                                2,041,891           2,014,640
    outstanding - primary

Weighted average number of
common shares                                2,041,891           2,026,211
    outstanding - fully diluted

See notes to Condensed Consolidated Financial Statements.






                               HALIFAX CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)



              Common Stock  Additional
                                                   Treasury
                                                   Stock
                                            Paid-In       Retained
                Shares       Par Value      Capital       Earnings      Shares        Cost        Total

Balance
April 1,          2,258,866   $ 542,000    $ 4,358,000   $ 5,836,000      258,234  $(213,000)    $10,523,000
1997

Cash                      -           -              -     (101,000)            -           -      (101,000)
Dividends

Net Income                -           -              -     (232,000)            -           -      (232,000)

Exercise of
Stock                 3,000       1,000         16,000             -            -           -         17,000
Options

Balance
June 30,          2,261,866     543,000      4,374,000     5,503,000      258,234    (213,000     10,207,000
1997




Balance
April 1,          2,220,022    $518,000     $3,401,000    $5,253,000      467,679   $(388,000)   $ 8,784,000
1996

Cash                      -           -              -      (85,000)            -           -       (85,000)
Dividends

Net income                -           -              -       269,000            -           -        269,000

Exercise of
Stock                 5,250       1,000         22,000             -            -           -         23,000
Options


CMSA                      -                    803,000             -     (209,445     175,000        978,000
Acquisition

Balance
June 30,          2,225,272   $ 519,000    $ 4,226,000  $  5,437,000      258,234   $(213,000)   $ 9,969,000
1996


See notes to Condensed Consolidated Financial Statements.


                               HALIFAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

                                           Three Months Ended
                                                June 30
                                          1997             1996
Cash flows from operating
activities:

Net income                           $    (232,000)     $   269,000

Adjustments to reconcile net
income to net cash provided
(used) by operating activities:

  Depreciation and                          295,000         257,000
amortization Decrease (increase) in       3,150,000         369,000
accounts receivable
  Decrease (increase) in inventory        (334,000)          34,000
  Decrease (increase) in other assets       213,000       (587,000)
  (Decrease) increase in accounts
  payable and accrued expenses           (2,453,000)    (10,413,000)

   Total adjustments                         871,000    (10,340,000)

   Net cash provided (used) by               639,000    (10,071,000)
    operating activities

Cash flows from investing
activities:

 Acquisition of property and
equipment, net of purchased operations     (255,000)       (140,000)

 Net cash used in investing activities     (255,000)       (140,000)

Cash flows from financing activities:

 Proceeds from borrowing of                9,136,000      12,199,000
 long-term debt
 Retirement of long-term debt            (9,609,000)     (4,429,000)
 Cash dividends paid                       (100,000)        (85,000)
 Proceeds from sale of stock
upon exercise of stock options                17,000               -
 Net cash provided (used) by               (556,000)       7,709,000
 financing activities

Net (decrease) increase in cash            (172,000)     (2,502,000)
Cash at beginning of period                  267,000       2,743,000
Cash at end of period                   $     95,000     $   241,000

See notes to Condensed Consolidated Financial Statements.










                               Halifax Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



     Condensed Consolidated Financial Statements


     Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1997.

     All share and per share presentations take into account the 3:2 common stock split effective
     December 27, 1997


     Note B - Acquisition

     In accordance with a Plan of Merger ("Plan") which was duly adopted by the board of directors of both parties to the merger, CMS Automation, Inc. ("CMS"), a Virginia corporation, merged into CMSA Acquisition Corporation ("CMSA"), a Virginia corporation wholly owned by Halifax Corporation, a Virginia corporation. CMS shareholders who held promissory notes of CMS in the amount of $450,000 converted said debt to equity in CMS. In addition to the initial issuance of 209,445 shares of Halifax stock to CMS shareholders which was based on the net equity value of CMS, Halifax stock will be awarded annually for three
     (3) years subsequent of the merger to the CMS shareholders on a pro-rate basis, excluding Halifax stock issued as a result of the conversion of debt to equity, having a value equal to one-third of the net after tax income of CMSA operating as a wholly-owned subsidiary of Halifax.

     The assets acquired included accounts receivable and the inventory and equipment used in conducting and operating the business of CMS which consists of computer systems integration including wide area and local area networking, consulting, application development and training.

     Closing of the transaction took place on April 1, 1996 with a Certificate of Merger issued by the State Corporation Commission of Virginia effective April 9, 1996. Results of CMSA operations have been included since the date of the transaction.

     In  April  1997, CMSA was renamed to Halifax Technology  Services  Co.
     ("HTSC")





     Note C - Contingent Matters

     The Company is a co-defendant or is defendant in various lawsuits wherein any potential liability is fully insured against. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, based on advice of counsel, the ultimate resolution of any contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial position or results of operations of the Company. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operation or cash flows could be materially affected in a particular quarter.

     Note D - New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective April 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this standard did not have a material effect on the Company's consolidated earnings or financial position.

     In 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

                                     Item 2

                  Management's' Discussion and Analysis
                       of Financial Conditions and
                          Results of Operations





     Results of Operations

     Revenues for the first quarter of fiscal 1998 of $18,036,000 represent an increase of approximately $2,396,000 or 15% over those in the first quarter of fiscal 1997. The increase was due to growth in existing lines of business.

     Costs of services, as a percentage of revenue, increased from 81% in the first quarter of fiscal 1997 to 93% in the first quarter of fiscal 1998. The degradation in this margin resulted from the combination of high direct costs, especially parts usage, in the Company's computer-printer maintenance business and a cost mix at HTSC which emphasized low margin computer and system hardware. Selling, general and administrative expenses as a percentage of revenue was 6.5% in the first quarter of fiscal 1998 as contrasted to 15% in the first quarter of fiscal 1997 before the Company aligned the HTSC cost accounting structure, primarily certain selling costs, to the Company's format.

     The net loss for the quarter, $232,000 or $.11 per share, is primarily
     due   to   our   new-business  line  of  computer-printer  maintenance
     contracts.

     Interest expense in the fiscal 1998 period was 2.4% of revenue versus 1% in fiscal 1997. The first quarter fiscal 1997 relationship was lowered by the effect of a large cash prepayment discussed below under Liquidity and Sources of Capital which retired debt during the first quarter of fiscal 1997.

     Financial Condition

     The financial condition of the Company remains solid with working capital of $16,800,000 and a current ratio of 2.51:1.


     Liquidity and Sources of Capital

     Net cash outflows from operations were $10,071,000 for the first quarter of fiscal 1997 as compared with net cash inflows of $639,000 in the comparable period of fiscal 1998. The paydown of accrued liabilities for a large hardware delivery order made in the fourth quarter of fiscal 96 accounted for the significant outflow of cash in the first quarter of fiscal 1997. Long-term debt and cash balances provided the financing for this significant reduction of current accounts payable. At fiscal year end 1996, the Company's Long-term debt had been significantly reduced and cash balances increased by prepayments received for the aforementioned hardware delivery order. The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

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

     Item 2.  Changes in Securities - Not applicable


     Item 3.  Defaults upon Senior Securities - Not applicable


     Item 4. Submission of Matters to a Vote of Security Holders - Not applicable


     Item 5.  Other Information

     Properties

     During 1997, the Company placed its office complex up for sale and received an offer. However, the offeror was unable to complete the transaction. The office complex remains for sale and another agreement to purchase has been received which, if it closes, would result in a transaction during the Company's 1998 third fiscal quarter.


     Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits - Not applicable

                  (b)  Reports on Form 8-K - None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                HALIFAX CORPORATION
                                                    (Registrant)







     Date:  August 14, 1997                By: s/Howard  C. Mills
                                               Howard C. Mills
                                               President






     Date: August 14, 1997                By: s/John D. D'Amore
                                               John D. D'Amore
                                               Vice President Finance
                                                & Accounting

















      For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call
      1 800-758-5804, ext.  391950, or  access the address
      http://www.prnewswire.com on the Internet.