Form 10-Q
period 1997-09-30
HALIFAX CORP
filed 1997-11-14
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                       SEPTEMBER 30, 1997

FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           Form 10-Q

(Mark One)

(  X)  Quarterly  Report  Pursuant to Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934 For the quarterly period ended   September 30, 1997
(  ) Transition  Report  Pursuant to Section 13 or  15(d)  of  the  Securities
     Exchange Act of 1934 For the transition period from __________________ to ___________________

Commission file Number      1-8964

            Halifax  Corporation
Exact name of registrant as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number of shares outstanding of each of the issuer's classes  of
common  stock, as of the latest practicable date.   2,008,935 as of   November
11, 1997
                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                           page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 1997
(Unaudited) and March 31, 1997                               3

Condensed Consolidated Statements of Earnings - Three and
 Six Months EndedSeptember 30, 1997 and 1996 (Unaudited)     4

Condensed Consolidated Statements of Stockholders'
Equity - Six Months Ended September 30, 1997 and
1996 (Unaudited)                                             5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended September 30, 1997 and 1996 (Unaudited)     6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                  7

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                         9


                   PART II  OTHER INFORMATION

Item 1.Legal Proceedings                                    10

Item 2.Changes in Securities                                10

Item 3.Defaults Upon Senior Securities                      10

Item 4.Submission of Matters to a Vote of Security Holders  10

Item 5.Other Information                                    10

Item 6.Exhibits and Reports on Form 8-K                     10


Item 1.  FINANCIAL STATEMENTS

                              HALIFAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997


                                             SEPTEMBER 30,    MARCH 31, 1997*
                                                 1997
                                              (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
  Cash
                                                 $   661,000        $  268,000
  Accounts receivable                             19,522,000        22,013,000
  Inventory                                        7,409,000         6,860,000
  Prepaid expenses and other current
assets                                             1,783,000         2,002,000

TOTAL CURRENT ASSETS                                                31,143,000
                                                  29,375,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                        6,740,000         6,624,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF NET
ASSETSACQUIRED,
 net of accumulated amortization                   2,998,000         3,233,000

TOTAL  ASSETS
                                                 $ 39,113,000      $41,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses
                                                $  8,488,000     $  12,450,000
  Current portion of long-term debt &
mortgage note payable                              1,183,000         1,206,000

TOTAL CURRENT LIABILITIES                          9,671,000        13,656,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                                  19,198,000        16,821,000

TOTAL LIABILITIES                                 28,869,000        30,477,000

STOCKHOLDERS' EQUITY
 Common stock                                        544,000           542,000
 Additional paid-in capital                        4,392,000         4,358,000
 Retained earnings
                                                   5,521,000         5,836,000
                                                  10,457,000        10,736,000
Less treasury stock at cost
                                                     213,000           213,000
TOTAL STOCKHOLDERS' EQUITY
                                                  10,244,000        10,523,000

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $ 39,113,000       $41,000,000


*Condensed from March 31, 1997 Audited Financial Statements. See Form 10-K filed June 30, 1997.

  See notes to Condensed Consolidated Financial Statements.


                              HALIFAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)



                           Three Months Ended          Six Months Ended
                           September 30                  September 30



                            1997         1996          1997         1996


Revenues                 $18,673,000  $20,531,000   $36,708,000 $ 36,171,000

Operating costs and
expenses:
    Cost of services      16,912,000   19,636,000    33,725,000    32,287,000

    Selling, general
and administrative         1,183,000       80,000     2,364,000     2,421,000

Total operating costs     18,095,000   19,716,000    36,089,000    34,708,000
and expenses

Operating income             578,000      815,000       619,000     1,463,000

Interest expense
                             382,000      279,000       807,000       492,000

Income before income         196,000      536,000     (188,000)       971,000
taxes

Income taxes
                              78,000      217,000      (74,000)       383,000

Net earnings             $   118,000     $319,000    $ (114,000)   $  588,000

Net earnings  per
common and common        $       .06     $    .16    $    (.05)     $     .29
    equivalent share -
primary

Net earnings  per
common and common
    equivalent share -   $       .06     $    .16    $     (.05)     $    .29
fully diluted

Weighted average number
of common shares
    outstanding -          2,062,207    2,041,011     2,060,831     2,027,388
primary

Weighted average number
of common shares
    outstanding - fully    2,073,911    2,057,196     2,072,535      2,041,131
diluted


See notes to Condensed Consolidated Financial Statements.

insert table





                               HALIFAX CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)



                         Additional
              Common                                 Treasury Stock
              Stock
                                         Paid-In        Retained
              Shares     Par Value       Capital        Earnings      Shares       Cost           Total

Balance
April 1,     2,258,866    $   542,000    $  4,358,000  $ 5,836,000   258,234  $(213,000)   $  10,523,000
1997

Net Income          -              -               -      (114,000)       -          -         (114,000)

Cash                -              -               -      (201,000)       -          -         (201,000)
Dividends

Exercise of
Stock                          2,000
Options         6,800                         34,000              -       -          -           36,000

Balance
Sept  30,    2,265,666    $   544,000    $  4,392,000    $ 5,521,000  258,234  $(213,000)  $ 10,244,000
1997





Balance
April 1,     1,480,015    $   518,000    $  3,401,000    $ 5,253,000  311,786   $(388,000)   $8,784,000
1996

Net income          -              -               -        588,000        -          -         588,000

Cash                -              -               -      (179,000)        -          -        (179,000)
Dividends

Exercise of
Stock          23,000          8,000         149,000              -        -          -         157,000
Options


CMSA
Acquisition         -              -         803,000              -  (139,630)    175,000       978,000

Balance
Sept 30,     1,503,015    $   526,000    $ 4,353,000     $5,662,000   172,156  $ (213,000)  $10,328,000
1996



See notes to Condensed Consolidated Financial Statements.


                              HALIFAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)


                                        Six Months Ended
                                           September 30
                                      1997               1996
Cash flows from operating
activities:

Net income                       $      (114,000)      $   588,000


Adjustments to reconcile net
income to net
  cash provided (used) by
operating activities:

  Depreciation and amortization           618,000            510,000
  Decrease (increase) in                2,491,000        (6,375,000)
accounts receivable
  Decrease (increase) in                (549,000)          (442,000)
inventory
  Decrease (increase) in other            321,000             30,000
assets
  (Decrease) increase in
accounts payable and
   accrued expenses                   (3,918,000)          (174,000)


   Total adjustments                  (1,037,000)        (6,451,000)


   Net cash provided (used) by        (1,151,000)        (5,865,000)
operating activities


Cash flows from investing
activities:

Acquisition of CMSA                             0          (348,000)
 Acquisition of property and
equipment, net of                       (644,000)          (345,000)
   purchased operations

 Net cash used in investing             (644,000)          (693,000)
activities


Cash flows from financing
activities:

 Proceeds from borrowing of            19,382,000         14,486,000
long-term debt
 Retirement of long-term debt        (17,029,000)       (10,160,000)
 Issuance of treasury stock -                   0          (348,000)
CMSA Acquisition
 Cash dividends paid                    (201,000)          (179,000)
 Proceeds from sale of stock
upon exercise of
  stock options                            36,000            158,000


 Net cash provided (used) by            2,188,000          4,414,000
financing activities


Net (decrease) increase in cash           393,000        (2,144,000)

Cash at beginning of period               268,000          2,743,000


Cash at end of period            $        661,000        $   599,000


See notes to Condensed Consolidated Financial Statements.






                              Halifax Corporation
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     Condensed Consolidated Financial Statements


     Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1997.

     All share and per share presentations take into account the 3:2 common stock split effective
     December 27, 1996


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

     In April 1997, CMSA was renamed to Halifax Technology Services Company ("HTSC")


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

     Note D - New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replaces primary and fully diluted earnings per share, respectively, required under the current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new standard. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

                                    Item 2

                  Management's' Discussion and Analysis
                       of Financial Conditions and
                          Results of Operations





     Results of Operations

     Revenues for the second quarter and six months ended September 30, 1997 of $18,673,000 and $36,708,000 represent a decrease of approximately $1,858,000 or 9% and an increase of $537,000 or 1.5% respectively over those in the comparable periods ended September 30, 1996. The decrease was due to a decline in orders in an existing line of business.

     Total operating costs and expenses as a percentage of revenues were 91% and 96% for the second quarter and 96% and 89% for the six months of FY 1998 and FY 1997 respectively. During the second quarter of FY 1997, a change was made to the accounting structure of the CMSA operation, acquired in the first quarter, to align its accounting structure to that of the Company. As a result of conforming the accounting structure, a year-to-date total of approximately $858,000 of expense was reallocated from general &
     administrative expense to cost of sales and services. General & Administrative expense was 6% and 7% for the six months of FY 1998 and FY 1997 respectively.

     Interest expense for the second quarter and six months increased between fiscal years from 1.4% of revenue to 2.1% due to increased borrowing to fund losses from operations.

     Net income for the second quarter was $118,000 compared with $319,000 for the same quarter of the prior year. For the six months ended September 30, 1997, net loss was $114,000 compared with net income of $588,000 for the prior year. The company returned to profitablity in the second quarter after its first quarterly loss in seven years. Second quarter and six months FY 1998 earnings were influenced by losses in our new business line of computer-printer maintenance contracts which have undergone a restructuring program.

     Financial Condition

     The financial condition of the Company remains solid with working capital of $19,704,000 and a current ratio of 3.04:1.


     Liquidity and Sources of Capital

     Net cash outflows from operations were $1,151,000 for the second quarter of FY 1998 as compared with net cash outflows of $5,865,000 in the comparable period of FY 1997. This comparitive decrease in net cash outflows resulted from decreases in accounts receivable during the FY 1998 period. Long-term debt and cash balances provided the financing for these operating cash outflows. At
     September 30, 1997, the Company's Long-term debt increased by $2,377,000. The Company expects that cash generated from operations, the sale of its office complex and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

     Part II.  Other Information



     Item 1.  Legal Proceedings - Not Applicable


     Item 2.  Changes in Securities - Not applicable


     Item 3.  Defaults upon Senior Securities - Not applicable


     Item 4.  Submission of Matters to a Vote of Security Holders -

     At the annual meeting of shareholders held September 7, 1997, the shareholders voted approval of the Halifax Corporation Non-Employee Directors Stock Option Plan.


     Item 5.  Other Information

     Properties

     On November 5, 1997, the Company concluded the sale of its twin-building office complex and the lease-back of the Company's headquarters building. The purchase price was $5.25 million. The sale will be reported in the Company's fiscal third quarter.

     Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits - Not applicable

                  (b)  Reports on Form 8-K - None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                HALIFAX CORPORATION
                                                   (Registrant)







     Date:                             November 14, 1997    By:  s/Howard
     C. Mills
                                             Howard C. Mills
                                             President






     Date: November 14, 1997           By: s/John D. D'Amore
                                             John D. D'Amore
                                             Vice President Finance
                                             & Accounting

















                                        For   a   menu  of  Halifax
          Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.