Form 10-Q
period 1997-12-31
HALIFAX CORP
filed 1998-02-17
CIK 720671

HALIFAX CORPORATION

                               FORM 10-Q

                           DECEMBER 31, 1997

         FORM 10Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No 312905 eff. 4/26/93.
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               Form 10-Q

(Mark One)

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.    For the period  ended
December 31, 1997
(x)  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from
to

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date 2,010,485 as of January 31, 1998.



                         HALIFAX  CORPORATION

                               CONTENTS

                    PART I    FINANCIAL INFORMATION



Item 1.   Financial Statements                               page

 Condensed Consolidated Balance Sheets - December 31, 1997
  (Unaudited) and March 31, 1997                               3

 Condensed Consolidated Statements of Earnings - Three and
   Nine Months Ended December 31, 1997 and 1996 (Unaudited)    4

 Condensed Consolidated Statements of Stockholders'
  Equity - Nine Months Ended December 31, 1997 and 1996
  (Unaudited)                                                  5

 Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended December 31, 1997 and 1996 (Unaudited)     6

 Notes to Condensed Consolidated Financial Statements
 (Unaudited)                                                   7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                            9



                       PART II OTHER INFORMATION

Item 1. Legal Proceedings                                     11

Item 2  Changes in Securities                                 11

Item 3. Default Upon Senior Securities                        11

Item 4. Submission of Matters for a Vote of Security Holders   11

Item 5. Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                    11

Item 1.  FINANCIAL STATEMENTS

                          HALIFAX CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1997 AND MARCH 31, 1997


                                       December 31,     MARCH 31,
                                           1997           1997*
                                       (Unaudited)      (Audited)


ASSETS

CURRENT ASSETS
   Cash                                  $ 1,141,000       $ 268,000
   Accounts receivable                    19,436,000      22,013,000
   Inventory                               7,419,000       6,860,000
   Prepaid expenses and other
current assets                             1,947,000       2,002,000

TOTAL CURRENT ASSETS                      29,943,000      31,143,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                3,687,000       6,624,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF
NET ASSETS
  ACQUIRED, net of accumulated             3,261,000       3,233,000
amortization

TOTAL ASSETS                             $36,891,000    $ 41,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued          $ 9,900,000    $ 12,450,000
expenses
   Current portion of long-term debt
& mortgage note payable                    1,007,000       1,206,000

TOTAL CURRENT LIABILITIES                 10,907,000      13,656,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                          15,558,000      16,821,000

TOTAL LIABILITIES                         26,465,000      30,477,000

STOCKHOLDERS' EQUITY
   Common stock                              544,000         542,000
   Additional paid-in capital              4,400,000       4,358,000
   Retained earnings
                                           5,694,000       5,836,000
                                          10,638,000      10,736,000
 Less treasury stock at cost
                                             212,000         213,000
TOTAL STOCKHOLDERS' EQUITY
                                          10,426,000      10,523,000

TOTAL LIABILITIES AND STOCKHOLDERS'     $ 36,891,000    $ 41,000,000
EQUITY

*Condensed from March 31, 1997 Audited Financial Statements. See Form 10-K filed June 30, 1997.

See notes to condensed consolidated financial statements.


                          HALIFAX CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                              (UNAUDITED)


                                Three Months     Nine Months Ended
                                    Ended          December 31,
                                December 31,
                                1997     1996     1997      1996


Revenues                   $18,232,000  $21,913,000  $54,940,000  $58,084,000

Operating costs and
expenses:

Cost of services             16,246,000  20,109,000    49,970,000   52,396,000

Disposal of Inventory           600,000            -      600,000            -

Selling, general and          1,325,000      936,000    3,689,000    3,357,000
administrative expenses

Total operating costs and   18,171,000   21,045,000    54,259,000   55,753,000
expenses

Operating income                61,000      868,000      681,000    2,331,000


Other Income                   776,000            -      776,000            -

Interest expense               385,000      274,000    1,193,000      766,000


Income before income taxes     452,000      594,000      264,000    1,565,000


Income taxes                   178,000      235,000      104,000      618,000


Net earnings                 $ 274,000     $359,000     $160,000     $947,000


Net earnings per common        $  0.14      $  0.18      $  0.08    $    0.48
share - basic

Net earnings per common        $  0.13      $  0.17      $  0.08    $    0.47
share - diluted

Weighted average number of
common shares
  outstanding - basic        2,009,675    1,997,021    2,005,334    1,981,073

Weighted average number of
common shares
  outstanding - diluted      2,069,369    2,058,664    2,048,886    2,020,151



See notes to condensed consolidated financial statements.










                               HALIFAX CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)




                  Common Stock         Additional                      Treasury Stock
                                         Paid-In      Retained
               Shares    Par Value       Capital      Earnings      Shares        Cost          Total

Balance
April  1,    2,258,866  $   542,000   $  4,358,000  $ 5,836,000      258,234  $ (213,000)   $ 10,523,000
1997

Net Income
                     -            -              -      160,000            -            -        160,000

Cash                 -            -              -     (302,000)           -            -      (302,000)
Dividends

Exercise
of               8,303        2,000         42,000            -            -            -         44,000
  Stock
Options

Issuance
of                   -            -              -            -       (1,550)      1,000          1,000
Treasury
Stock

Balance
December     2,267,169   $  544,000    $ 4,400,000  $ 5,694,000      256,684  $ (212,000)   $ 10,426,000
31, 1997


Balance
April 1,     2,220,022     $518,000   $  3,401,000  $ 5,253,000      467,679  $ (388,000)    $ 8,784,000
1996

Net Income           -            -              -      947,000            -            -        947,000


Cash
Dividends            -            -              -    (272,000)            -            -        (272,000)

Stock
Options         36,911        8,000        162,000            -            -            -        170,000

HTSC                 -            -        803,000            -    (209,445)      175,000        978,000
Acquisitio
n

Balance
December     2,256,933    $ 526,000   $  4,366,000 $  5,928,000      258,234  $ (213,000)   $ 10,607,000
31, 1996

See notes to condensed consolidated financial statements.


                          HALIFAX CORPORATION
           CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)

                                              Nine Months Ended
                                                December 31,
                                            1997             1996
Cash flows from operating
activities:

  Net  earnings                            $   160,000       $  947,000

Adjustments to reconcile net income
to net
   cash provided (used) by operating
activities:

  Depreciation and amortization                983,000          772,000

  Loss (gain) on disposal of                 (776,000)          142,000
property, plant & equipment

  Decrease (increase) in accounts            2,577,000      (7,688,000)
receivable

  Decrease  (increase) in inventory          (559,000)      (1,611,000)

  Decrease (increase) in other               (232,000)        (785,000)
assets

  (Decrease) increase in accounts
payable
  and accrued expenses                     (2,507,000)          398,000

  Total adjustments
                                             (514,000)      (8,772,000)

  Net cash provided by (used in)
operating activities                         (354,000)      (7,825,000)

Cash flows from investing
activities:

        Proceeds from sale of                4,855,000                -
property and equipment

  Acquisition of property and
equipment net of purchased                 (1,202,000)        (888,000)
operations

  Net cash provided by (used in)
investing activities                         3,653,000        (888,000)

Cash flows from financing
activities:

  Proceeds from borrowing of long-          26,329,000       30,652,000
term debt

  Retirement of long-term debt            (28,497,000)     (23,609,000)

  Issuance of treasury stock                         -          108,000

  Cash dividends paid                        (302,000)        (272,000)

  Proceeds from  sale of stock upon
exercise of stock options                       44,000          170,000

  Net cash provided by (used in)
financing activities                       (2,426,000)        7,049,000

Net (decrease) increase in cash                873,000      (1,664,000)

Cash beginning of period
                                               268,000        2,743,000

Cash end of period                        $  1,141,000    $   1,079,000

See notes to condensed consolidated financial statements.

Halifax Corporation
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1997.


Note B - Acquisition

In accordance with a Plan of Merger ("Plan") which was duly adopted by the board of directors of both parties to the merger, CMS Automation, Inc. ("CMS"), a Virginia corporation, merged into CMSA Acquisition Corporation ("CMSA"), a Virginia corporation wholly owned by Halifax Corporation, a Virginia corporation. CMS shareholders who held promissory notes of CMS in the amount of
$450,000 converted said debt to equity in CMS.   In addition to
the initial issuance of 209,445 shares of Halifax stock to CMS shareholders which was based on the net equity value of CMS, Halifax stock will be awarded annually for three (3) years subsequent of the merger to the CMS shareholders on a pro-rate basis, excluding Halifax stock issued as a result of the conversion of debt to equity, having a value equal to one-third of the net after tax income of CMSA operating as a wholly-owned subsidiary of Halifax. 1,550 common shares were issued from Treasury Stock for fiscal year 1997 in recognition of this earn-out provision.

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

In  April  1997,  CMSA was renamed to Halifax Technology  Services
Company ("HTSC")

On November 25, 1996 through its wholly-owned subsidiary, HTSC, the Company acquired the ongoing computer network integration and business solution business of Consolidated Computer Investors, Inc.
 ("CCI") of Hanover, Maryland through an asset purchase. These computer network integration and business solution activities operate as a division of HTSC.




Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                Three Months     Nine Months Ended
                                    Ended          December 31,
                                December 31,
                                1997     1996     1997      1996



Numerator:

Net earnings                  $274,000   $359,000  $160,000   $947,000

Numerator for basic
earnings per share -
income available to           $274,000   $359,000  $160,000   $947,000
common stockholders

Numerator for diluted
earnings per share -
income available to
common stockholders
after assumed                 $274,000   $359,000  $160,000   $947,000
conversions

Denominator:

Denominator for basic
earnings per share -
weighted-average             2,009,675  1,997,021 2,005,334  1,981,073
shares

Effect of dilutive
securities:
Employee stock                  53,550     54,215    41,504     33,555
options
Contingent stock-                6,144      7,428     2,048      5,523
acquisition

Dilutive potential
common shares
Denominator for
diluted earnings per
share - adjusted
weighted-average
shares and assumed           2,069,369  2,058,664 2,048,886  2,020,151
conversions

Basic earnings per share         $0.14     $ 0.18    $ 0.08      $0.48

Diluted earnings per share       $0.13     $ 0.17    $ 0.08      $0.47




Note D - Contingent Matters

The Company is a co-defendant or is a defendant in various lawsuits wherein any potential liability is fully insured against. The Company provides for cost related to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, based on advice of counsel, the ultimate resolution of any contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial position or results of operations of the Company. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operation or cash flows could be materially affected in a particular quarter.

Part 1, Item 2.

               Management's' Discussion and Analysis of
             Financial Condition and  Results of Operations



Results of Operations:

In addition to normal operating income, the Company is reporting two separate events occurring during the quarter ended December 31, 1997 which affected income. The sale of its office complex in Alexandria, Virginia for $5,250,000 resulted in other income of $1,490,000 of which $714,000 will be amortized over the 12 year lease-back of its headquarters building. Under FASB 121, the Company also evaluated the carrying value of its assets based on certain operational changes resulting in an inventory disposal program where value for unused but useful items will be realized. This program resulted in additional operating expense charges of $600,000 in the quarter.

Revenues for the third quarter and nine months ended December 31, 1997 of $18,232,000 and $54,940,000 represent decreases of $3,681,000 or
17% and $3,144,000 or 5% respectively over those in the comparable periods ended December 31, 1996. The decreases are due to phase-down of the LTLCS Digital Switch Support contract since the beginning of the fiscal year and delays in revenue generation by the new LTLCS contract awarded in November, 1997.

Total operating costs and expenses as a percentage of revenues were 99% and 96% for the third quarter and 99% and 96% for the nine months of FY 1998 and FY 1997, respectively. Included in cost of services in the current quarter of FY 1998 is the $600,000 additional operating expense for the inventory disposal program. Without this charge, the ratio to revenues would have been 96% and 95% in the current quarter and year-to-date periods for FY 1998.

Interest expense for the third quarter and nine months increased between fiscal years from 1.3% for both periods in FY 1997 to 2.1% and 2.2% in FY 1998 due to increased borrowing to fund losses experienced earlier in the fiscal year and increasing product sales including the acquired operations of CCI which operates as a division of HTSC.

Net income for the third quarter was $274,000 compared with $359,000 for the same quarter of the prior year. For the nine months ended December 31, 1997, net income was $160,000 compared with $947,000 for the prior year. Income for the nine-months was off largely due to first-half losses in the Computer Maintenance Division which has now recovered and is operating profitably. Fourth quarter income will be influenced by the current revenue level which is not likely to increase before the new fiscal year. The combination of the $776,000 gain recognized in the quarter on the sale of the office-complex and the $600,000 additional operating expense for the inventory disposal program contributed $176,000 of income to the FY 1998 balances.







Financial Condition

The financial condition of the Company remains solid with working capital of $19,036,000 and a current ratio of 2.75:1.0.


Liquidity and Sources of Capital

Net cash used by operating activities during the nine months ended December 31, 1998 was $354,000 compared with $1,151,000 for the first six months of this fiscal year. The net proceeds from the office-complex sale were used to retire mortgage debt of $2,454,000 and paydown operating lines-of-credit.

As of December 31, 1997, the permanent commitment on the Company's operating line-of-credit was $12.8 million. A temporary $1.2 million addition to the line-of-credit was in place effective through February 28, 1998. Approximately $12.2 million was outstanding as of December
31, 1997.   The Company expects that cash generated from operations and the Company's line-of-credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

On January 27, 1998 in a private placement without public registration, the Company issued a $2,000,000 principal amount 7% Convertible Subordinated Debenture due January 2003. The Debenture is convertible to common stock at $11.72 per share. On January 27, 1998, the closing price of the Company's Common stock on the American Stock Exchange was $9.375 per share.
Part II.  Other information


Item 1.  Legal Proceedings - Not Applicable


Item 2.   Changes in Securities

On December 11, 1997, the Company filed SEC  Form S-8 to register
280,000 shares of the Company's common stock pursuant to the Company's 1994 Key Employee Stock Option Plan and the Non-Employee Directors Stock Option Plan.

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not
applicable
 .
Item 5.  Other information

On November 6, 1997 the, Company concluded the sale of its twin-building office complex and the lease-back of the Company's headquarters building. The purchase price was $5.25 million. The sale resulted in other income of $1,490,000 of which $714,000 will be amortized over the 12 year lease-back of the headquarters building.


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits - Not applicable

     (b) Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)







     Date: February 14,  1998        By: s/Howard C. Mills
                                         Howard C. Mills
                                         President






     Date: February 14,  1998         By: s/John D. D'Amore
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