Form 10-K
period 1998-01-31
HALIFAX CORP
filed 1998-06-29
CIK 720671

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

(Mark One)

( X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended March 31, 1998
(   )  Transition Report Pursuant to Section 13 or 15 (d)  of  the
Securities Exchange Act of 1934 (Fee Required)

     For   the  transition  period  from  __________________    to
     ___________________

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 9, 1998 was $9,974,851 computed by the average of high and low prices of such stock on said date.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.




           Class               Outstanding at June 9, 1998

        Common Stock                   2,010,482
       $.24 par value






              DOCUMENTS INCORPORATED BY REFERENCE

                             -None-






















     For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.

                              PART I



Item 1.  General Development of Business


A TECHNOLOGY SERVICES & FACILITIES MANAGEMENT COMPANY

Halifax Corporation is a Technology Services and Facilities Management Company for commercial and government activities. Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems,
communications systems and simulation systems.   Facilities
Management includes the management, operations and maintenance support of military bases, prisons, waterways, major office complexes and communications sites. Revenues are generated in three primary markets: commercial, federal government, and state/local governments; and the Company conducts offshore and overseas business activities within these markets. Key elements of the Company's business strategy are privatization and outsourcing.

Services and associated products are developed and delivered by the parent corporation and its three wholly-owned subsidiaries:
Halifax Technology Services Company (HTSC), Halifax Engineering, Inc. (HEI) and Halifax Technical Services, Inc. (HTSI). Computer and network maintenance services and communication installation services for government and commercial customers are largely conducted by the parent company. Computer integration and systems engineering services are primarily conducted by HTSC, especially in the commercial sector. Communication systems installation and logistics services are provided for the federal government by HEI. Facilities Management, operation and support services are provided by HTSI for federal, state, and local governments.



PRIMARY SERVICES PROVIDED


TELECOMMUNICATIONS SERVICES
Services include engineering, installation, maintenance and logistic services for telecommunications systems and networks worldwide.

TECHNOLOGY CONSULTING AND SYSTEMS INTEGRATION SERVICES
A full range of consulting and systems integration services to include design and implementation of networks and information systems. Consulting services are geared to solving government and business problems through technology and field-proven management methodology.

Y2K DESKTOP AND NETWORK SOLUTIONS
Services include year 2k desktop solutions for enterprise PC hardware and software compliance. Implementation approach comprises assessment, remediation consulting and support, and testing and validation.

INTERACTIVE TECHNOLOGIES
Services include website design, development and marketing, Internet/Intranet services, and multimedia sales and educational tools.

COMPUTER MAINTENANCE AND REPAIR
A comprehensive blend of nationwide coverage, multi-vendor and multi-systems support, project management expertise, and customized service programs including on-site, on-call and depot repair.

SIMULATION SYSTEMS SERVICES
Operation, integration, and maintenance of simulations systems for aircraft, missiles, automobiles, and other applications.

FACILITIES MANAGEMENT AND OUTSOURCING SERVICES
Total facilities and maintenance outsourcing capabilities for a wide range of diverse organizations and applications.

HISTORY


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

On June 30, 1993, the Company acquired the services division of Electronic Associates, Inc. The division expanded the Company's non-federal business and provided an additional service line for simulator operations, maintenance and integration.

On April 1, 1996, the Company completed the acquisition of privately held CMS Automation, Inc. (CMSA), a Richmond, Virginia computer systems integration company. On April 23,1997, the name of CMSA was changed to Halifax Technology Services Company ("HTSC").

On November 25, 1996, the Company through its wholly-owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc.
("CCI") of Hanover, Maryland through an asset purchase. The combined entity name was changed to Halifax Technology Services Company (HTSC).

The discontinuation of various service lines since October, 1984 has enabled the Company to focus on Technology Services and Facilities Management.

The Company maintains its principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Telephone number (703) 750-2202.

Federal Government Contracts


Many of the Company's revenues are derived from contracts or subcontracts with the United States Government. In fiscal years 1998, 1997 and 1996, the Company received revenues from 95, 183 and 491 Government contracts respectively, which accounted for approximately 35%, 47% and 73%, respectively, of the Company's total revenues. In 1998 the number of contracts does not separately count the tasks orders completed under IDIQ (Indefinite Delivery Indefinite Quantity) contracts as in prior years, however the number of primary contracts is consistent across the years. The Company's trend is toward a balance among commercial, state/municipal government and federal government contracts.

The services of the Company are performed under cost reimbursable, time-and-materials and fixed-price contracts and subcontracts. Under cost reimbursable contracts the Government reimburses the Company for its allowable costs permitted by Government regulations and pays the Company a negotiated fixed fee, incentive fee, award fee or combination thereof. Under time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as profit margin, and is reimbursed for other direct costs. Under fixed-price contracts, the Government pays the Company an agreed-upon price for services rendered. In addition, under certain fixed price contracts, incentive fees are allowed if established performance goals are met or exceeded and penalties are imposed if goals are not attained. Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain a loss.

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

The following table reflects the aforementioned distributions of revenues by type of customer:


               Years Ended
                March 31,

                  1998                  1997               1996
Commercial    $  28,595,000   39%    $ 22,587,000  30%  $6,004,000   13%


State/Local      19,062,000   26%    17,580,000   23%    6,730,000   14%

Federal          26,080,000   35%                 47%   34,425,000   73%
Government                            36,111,000

Total          $ 73,737,000  100%    $76,278,000  100%  $47,159,000 100%





Type of Contracts

The following table reflects by type of contract the amount of revenues from continuing operations derived for the periods indicated:


             Years Ended
              March 31,

                1998                  1997                   1996
Cost         $  6,252,000     8%     $ 7,195,000     9%    $ 2,232,000   5%
reimbursable


Time      &     7,967,000    11%       8,576,000    11%      7,333,000  16%
materials

Fixed-price  $ 59,518,000    81%     $60,507,000    80%     37,594,000  79%

Total        $ 73,737,000   100%     $76,278,000   100%   $ 47,159,000  100
                                                                          %



Accounts Receivable

Accounts receivable at March 31, 1998 and 1997 represented 55% and 54% of total assets, respectively. Accounts receivable are comprised of billed receivables and unbilled receivables. Billed receivables represent invoices presented to the Customer. Unbilled receivables represent future payments due from the Customer for which invoices have not or cannot be presented until a later period. The reasons that invoices for payment obligations are not presented may be categorized as follows: (1) fee and cost retainage rights of the Government; (2) lack of billable documents; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; and (4) amounts arising on fixed-price contracts from recognition of revenues under the percentage of completion method.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under Government contracts.

For a listing of the amounts of retainages and unbilled receivables as of March 31, 1998 and 1997, see Note 3 to the accompanying Consolidated Financial Statements.


Backlog

The Company's funded backlog for services as of March 31, 1998, 1997 and 1996 was $45,000,00, $29,000,000, and $24,000,000,
respectively. "Funded" backlog represents commercial orders and government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contracts orders provide for potential funding materially in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at random during the year and may have varying periods of performance.

As  of  March  31, 1998, based on total amounts bid  on  contracts awarded, the Company's five-year potential revenues for work remaining to be performed under existing contracts are approximately $364,000,000. The unfunded portion is $319,000,000 which includes $89,000,000 in options and $230,000,000 in undefinitized work. The realization of these potential revenues is dependent upon a variety of contract contingencies beyond the control of the Company, such as complete funding and the exercise of all existing contract options by the Government and commercial clients. Accordingly, there can be no assurance that such revenues will be realized.

Commercial contracts do not typically have multi-year options, and accordingly, backlog levels are not significantly increasing in proportion to total revenues.


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

The Company's April 1, 1996 and November 25, 1996 acquisitions, CMS Automation, Inc., and Consolidated Computer Investors, Inc., respectively, are network integration and solutions companies which conduct their marketing and sales activities largely through Account Managers.

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


Personnel

On March 31, 1998, the Company had 622 employees of which 83 were part time employees. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations to be excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company does not normally experience any material difficulty obtaining the personnel it requires to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with labor unions on four of its federal and state/local government contracts. To date, relations with these units have been excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.



Item 2. Properties

On November 6, 1997, the Company concluded the sale of its twin-building office complex for $5,250,000 and the lease back of the Company's headquarters building. The transaction resulted in other income of $1,494,000 of which $714,000 will be amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

The Company is obligated under approximately 28 small short-term facility leases connected with its nationwide maintenance service operations.


Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of fiscal 1998.




                            PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

The Company's Common Stock, par value $0.24, is traded on the American Stock Exchange. At June 22, 1998, there were approximately 743 holders of record of the Company's Common Stock as reported by the Company's transfer agent. American Stock Transfer & Trust Co. became the Company's transfer agent and registrar on January 1, 1996.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange.


                  Fiscal Year 1998   Fiscal Year 1997

Fiscal Quarter,     High    Low     High    Low

April - June      11-1/2   6-3/4    8-1/8   4-5/8
July - Sept.      10-7/8   7-5/8    7-7/8   6-5/8
Oct. - Dec.       13-1/8   8-3/4    13-1/8  7-5/8
Jan. - March      10       7-1/2    15     10-1/8

In fiscal 1998, the Company paid a cash dividend of $0.05 per share on June 10, 1997, September 10, 1997, December 10, 1997 and March 10, 1998 to shareholders of record on May 27, 1997, August 27, 1997, November 26, 1997 and February 26, 1998, respectively.

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


Item 6.  Selected Financial Data

The following table includes certain selected financial data of the Company for the fiscal years and periods indicated (amounts in thousands except per share data):


                         1998       1997        1996       1995       1994
Revenue                $ 73,737    $76,278    $ 47,159   $ 45,603   $ 72,501
Net Income                  442        954         763        858        853
   per common share  -      .22        .47         .43        .48        .47
basic
   per common share  -      .21        .46         .43        .48        .47
diluted

Long-term obligations
  including current
  maturities             15,709     17,174       3,869      7,230     10,031

Cash dividends per
  common share              .20       .187                    .17        .16
                                                  .173

Total assets at
  year-end               37,975     41,000      24,828     22,107     24,728





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual 10K Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, changes in government regulations and competition, which will, among other things impact on the ability of the Company to implement its business strategy.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the company will make additional updates or corrections thereafter.

Readers are referred to the "Factors that May Affect Future Results" section within this Item 7 of Form 10K which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal year ended March 31. (Tabular information: dollars in thousands, except per share amounts).

Results of Operations       1998     Change    1997     Change      1996
Revenues                   $ 73,737     (3%)  $76,278        62%    $ 47,159

Operating    cost     and    72,397     (2%)   74,160        62%      45,687
expenses:
  Percent of revenue            98%               97%                    97%

Operating income              1,340    (37%)    2,118        44%       1,472
  Percent of revenue             2%                3%                     3%

Net income                      442    (54%)      954        25%         763

Net  income per  share  -       .22    (54%)      .48         9%         .43
basic
Net  income per  share  -       .21    (55%)      .47         7%         .43
diluted


Revenues

1998 revenues decreased 3% from 1997, primarily because of a large revenue gap created by the completion of a major digital switch contract and the subsequent delay in the award and implementation of a similar but larger contract.

Operating Costs and         1998    Change     1997      Change      1996
Expenses
Cost of services           $67,081     (4%)  $  69,530        67%  $  41,675
  Percent of revenues          91%                 91%                   88%

Selling,    General    &     5,316      15%      4,630        25%      3,692
Administrative
  Percent of revenues           7%                  6%                    8%

Litigation expense               -                   -                   320
  Percent of revenues            -                   -                  0.7%


The   Company's  1998  cost  of  services  decreased  in  relative proportion to the decrease in revenues.

Litigation expenses of $320,000 in the second fiscal quarter ended September 30, 1995, include legal costs associated with a trial of a lawsuit.

The increase in selling, general and administrative (S,G&A) expenses since 1996 is due primarily to the acquisition of CMSA and CCI. The proportion of S,G&A expense increased to 7% of Revenues compared with 6% of Revenues in 1997 due to the Company's conforming the treatment of S,G&A at HTSC to the parent company's treatment. The Company achieved the objective of maintaining expenditures as a percentage of revenue at 6-7% in 1998.

Operating Income

Operating income decreased by $778,000 and from 3% to 2% of Revenues compared with 1997. Operating income increased $646,000 in 1997 when compared to 1996 yet remained flat at 3% of Revenues.

Interest and Other Income    1998    Change     1997     Change      1996
or Expense
Interest expense                  $      62%    $   950      66%     $   573
                              1,535
Other (income)              (1,004)      90%      (409)      13%       (362)


Interest expense significantly increased by $585,000 or 62% from 1997. The increase came from increased debt levels to fund the Company's working capital requirements, losses during the year in its Computer Maintenance division and additions to inventory levels and capital equipment. This increase resulted despite a decrease in the Company's average interest rate. Interest expense had increased in 1997 when compared to 1996, because of increased capital requirements.

In 1998, other income is comprised of a gain from the sale of the Company's office park of $780,000 and $224,000 of sublease income, net of expenses, from the Company's office park. The total gain on the sale was $1.494 million of which $714,000 was deferred over the life of the lease-back of the Company's headquarters building.


Income Taxes       1998       Change       1997        Change       1996
Income taxes         $  367         41%      $  623          25%     $   498
Effective   tax       45.4%                   39.5%                    39.5%
rate


These fluctuations in income taxes were relatively proportional to changes in pretax income. However, the Company's effective tax rate increased in 1998 compared with the 1997 and 1996 rates primarily due to the treatment of the sale of the Company's office park and taxation of certain costs deferred for accounting treatment.

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


Liquidity     and      Capital      1998             1997           1996
Resources
Cash                               $    67,000       $  268,000  $ 2,743,000

Working capital                     20,363,000       17,487,000    5,924,000
Net  cash  (used) provided  by     (1,848,000)      (6,875,000)    7,110,000
operations
Net  cash  provided (used)  in       3,472,000      (1,757,000)    (644,000)
investment activities
Net  cash  (used) provided  by     (1,825,000)        6,157,000  (3,741,000)
financing activities



At March 31, 1998, the Company's working capital of $20,363,000 and current ratio of 2.87 indicate strength consistent with the prior
years.   A  large prepayment to the Company on a hardware delivery
order in the fourth quarter of 1996, which was applied to reduce long-term debt, resulted in working capital of $5,924,000 and a
current  ratio  of  1.50.   The current ratio  adjusted  for  that
transaction would have been 2.4, consistent with 1997.

In fiscal 1998, the sale of the Company's office complex provided over $4.8 million of cash net of selling expenses which was used to retire mortgage debt of $2.5 million and other operating debt as well as pay income taxes on the transaction. In January, 1998 in a private placement without public registration, the Company issued a $2 Million 7% Convertible Subordinated Debenture due January, 2003 to Research Industries, Incorporated. The net proceeds were applied to the reduction in the Company's Revolving Line of Credit. Otherwise in 1998, operations required $1,848,000 for working capital needs.

In 1997, the uses of cash in operations, $6,875,000, and investment activities, $1,757,000, reflect the effect of the acquisitions of CMSA and CCI and the insertion of working capital into the two
companies   including  the  substitution   by   the   Company   of
approximately $7.3 million of bank debt at significantly reduced interest rates for prior high-interest rate financing from nonbank financiers.

The Company leases approximately 28 field sites. Disclosure of the future minimum lease payment is in Note 9 to the consolidated financial statements. Capital expenditures in 1998 approximated 1997 levels. The Company continues to sublease a portion of its headquarters building generating net other income of approximately $112,000 annually.

Effective June 25, 1998, the company renegotiated its borrowing agreement to provide significantly increased funding availability from its current collateral base and to provide for planned growth in operation levels. This debt package, including term debt and a revolving line of credit, remains long term, coming due in July 2000, and is annually extendible. After this refinancing, the Company believes that its balances of cash and cash equivalents in conjunction with funds generated from operations and from short term borrowings should be sufficient to meet its operating cash requirements.

Year 2000 Compliance

As a service provider to commercial and government entities for the assessment, remediation, and testing for Year 2000 readiness of computer desktop devices and networks, Halifax has established a program for compliance of its own hardware, software, and files. The Company is planning for the remediation of in-house systems associated with accounting/finance, service call management, local and wide area networks, messaging systems, and administration. Some of these features are being taken care of as a by-product of the Company's program to web-enable (Internet) many of its systems to meet customer requirements and/or promote efficiency and competitive advantage. The Company estimates its costs to be fully compliant by mid-1999 at $200,000.

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

                           DIRECTORS

Howard C. Mills, age sixty-four, has since October 16, 1984, been President, Chief Executive Officer and a Director of the Company. Prior to that time he served as Vice President and Executive Vice President of the Company. Mr. Mills joined Halifax in 1981 when it acquired ASSET Incorporated of which Mr. Mills was President and Chief Executive Officer. Mr. Mills has forty one years experience in the management, engineering and technical services business, including twelve years as President of ASSET Incorporated, three years as President of Blyth Marine, five years as a Division Vice President of the Stanwick Corporation, and eight years in engineering management with the Newport News Shipbuilding and Dry Dock Company.

Arch C. Scurlock, age seventy-eight, presently Chairman of the Board of Directors, has been a Director of the Company since 1973. He had served from 1969 to 1992 as Chairman of the Board of TransTechnology Corporation, a manufacturer of aerospace-defense and other industrial products. Since 1968, he has been President and a Director and controlling shareholder of Research Industries Incorporated, a private investment company.

John H. Grover, age seventy, has been a Director of the Company since 1984. He has served as Executive Vice President, Treasurer and Director of Research Industries Incorporated, since 1968 and as a Director of TransTechnology Corporation from 1969 to 1992.

Clifford M. Hardin, age eighty-two, elected Director of the Company on March 25, 1985, is a Director of SRI, Inc. Lincoln, Nebraska. Dr. Hardin is also a Trustee of Winrock International, the American Assembly and the University of Nebraska Foundation. Dr. Hardin's past positions have included Chancellor of the University of Nebraska (1954-1969), Secretary, United States Department of Agriculture (1969-1971), Vice Chairman of the Board and Director of Corporate Research for Ralston Purina Company (1971-1980) and Director of the Center for the Study of American Business at Washington University (1980-1982). Dr. Hardin also served as an economist at Washington University until 1985. From 1981 to 1987 Dr. Hardin served as a Director of Stifel Financial Corporation, The parent corporation of Stifel Nicolaus & Company, a St. Louis Securities brokerage firm registered with the Securities and Exchange Commission.

Ernest L. Ruffner, age sixty-three, elected Director of the Company on March 25, 1985, is an attorney engaged in the private practice of law as a member of the firm of Pompan, Murray, Ruffner & Werfel in Alexandria, Virginia. He has been an attorney for 33 years. Mr. Ruffner is a graduate of the United States Military Academy, served as a First Lieutenant in the United States Army Corps of Engineers and has been a Director of Research Industries Incorporated since 1983. Mr. Ruffner has been Secretary of the Company since 1985. In January 1992, he was given the additional designation of Counsel of the Company, and in September 1994, he was elected General Counsel (See Item 13).

Alvin E. Nashman, age seventy-one, elected director of the Company on September 17, 1993, is a Board Member of Computer Sciences Corporation (CSC). He also serves on the Boards of NYMA Corporation and MILTOPE Corporation, where he is Chairman. Dr. Nashman headed the multi-division systems groups of CSC for 27 years and served two terms as Chairman of the Board of the Armed Forces Communications and Electronics Associates (AFCEA).

John Toups, age seventy-two, elected Director of Company on September 17, 1993, served as President and CEO of Planning Research Corporation (PRC) from 1978 to 1987. He also served as interim Chairman of Board and CEO of the National Bank of Washington and Washington Bancorp and is currently a Director of CACI International, NVR and Telepad Corporation.


                     OTHER EXECUTIVE OFFICERS

John D. D'Amore, age forty-eight, Vice President Finance and Accounting and Chief Financial Officer, Controller and Treasurer, joined Halifax on April 10, 1996. He previously served as Vice President Finance for CTA International, Inc. and CTA Space Systems, subsidiaries of CTA Incorporated. Prior to that he served in various executive finance positions including five years as Vice President Finance with Presearch Inc. Mr. D'Amore is a Certified Public Accountant and a member of the Virginia Bar.

James C. Dobrowolski, age thirty-five, joined Halifax as a result of the Company acquiring EAI Services which he had managed for two years. Mr. Dobrowolski currently serves as the Vice President in charge of the Simulation and Facilities Services Division. Prior to joining EAI as Director of Contracts in April 1988, he was with Engineering and Professional Services Inc. where he served as Manager of Subcontract Administration for two years.

Thomas L. Mountcastle, age forty-four, is President of Halifax Technology Services Company, a wholly owned subsidiary of Halifax and Vice President and Chief Information Officer (CIO) of Halifax Corporation. Mr. Mountcastle joined Halifax as a result of the Company acquiring CMS Automation, Inc. on April 1, 1996 where he had served as President since 1990. Prior to that he served in various capacities in computer technology including two years as President of Data Support Systems.

Thomas F. Nolan, age fifty-three, has been Vice President, Computer Services Division since December, 1995. Before joining the Company, Mr. Nolan worked six years as an independent executive in Financial Services Management. Prior to that, he was Senior Vice President, Marketing for Decision Data Services, Inc, a nation wide computer maintenance firm. For sixteen years Mr. Nolan held various executive positions with Bell Atlantic Corporation's SORBUS Service Division.

Frank J. Ostronic, age sixty-nine, Vice President Federal Services Division, joined Halifax on May 24, 1996. Mr. Ostronic has over thirty-nine years experience in various executive positions including fourteen years with Computer Science Corporation as Vice President of Program Development. A U.S. Naval Academy graduate, Mr. Ostronic retired from the U.S. Navy with the rank of Captain.

Melvin L. Schuler, age fifty-four, is Vice President for Operations of the Federal Services Division. He is also Vice President for Operations of the Company's wholly-owned subsidiary, Halifax Engineering, Inc. Mr. Schuler has been with Halifax since 1972, serving in various management positions within this service line.

James L. Sherwood, IV, age fifty-six, is Vice President, Contracts and Administration. He previously served as Vice President of the Company's Facilities Services Division. In addition, he served as Assistant Vice President and Manager for various divisions of the Company and ASSET Inc., which he joined in 1978. Prior to joining ASSET Inc., Mr. Sherwood held various electrical engineering positions with Potomac Electric Power Company and Newport News Shipbuilding and Dry Dock Company. He is a Registered Professional Engineer in several states including Virginia.

Item 11.  Executive Compensation

The following table sets forth information on the Chief Executive Officer and the only other officers whose compensation exceeded $100,000 serving at the close of the fiscal year ended March 31, 1998 for services rendered in all capacities during the fiscal years ended March 31, 1998, 1997, and 1996.




                                            SUMMARY COMPENSATION TABLE

                 Annual       Long Term
              Compensation   Compensation

                                                        Awards  Payouts
                                                Other
                                                Annual  Restri                        All Other
                           Salary     Bonus     Compen- cted    Options      LTIP     Compen-sation
                                                sation  Stock   SARs         payouts
                                                        Awards
              Year          ($)        ($)      ($) (1)   ($)   (#)            ($)     ($)
Howard C.     1998         164,417    none      4,119   none       none      none      3,227(2)
Mills(5)
CEO/President 1997         160,804    43,200    4,323   none       7,200     none      3,135(2)
              1996         149,925    28,336    5,623   none       7,200     none      2,999(2)

James L.      1998         106,156    none      none    none       none      none      2,136(2)
Sherwood IV
              1997         101,550    14,400    none    none       3,000     none      2,013(2)
              1996          96,785    13,970    none    none       1,800     none      5,284(3)

James C.      1998         112,390    17,950    none    none       none      none      2,607(2)
Dobrowolski
              1997         113,549    28,430    none    none       6,375     none      6,117(3)
              1996          96,940    13,627    2,400   none       3,600     none         599(2)

Melvin L.     1998         103,650    54,096    none    none       none      none       3,345(2)
Schuler
              1997          97,786    57,670    none    none       4,500     none       1,956(2)
              1996          89,733    19,712    none    none       1,500     none       1,794(2)

Thomas L.     1998         129,996    none      none    none      none       none       2,700(2)
Mountcastle
              1997         127,497    none      none    none     13,500      none       1,200(2)

Thomas E.     1998         111,177    8,439     none    none       1,500     none       2,399(2)
Nolan
              1997         107,623    none      none    none       6,375     none     13,768(4)

Frank J.      1998         110,240    none      none    none       5,000     none     1,823(2)
Ostronic

John D.       1998         102,412    none      none    none       4,000     none     2,050(2)
D'Amore


(1)  Value of Company furnished auto.
(2)  Amounts contributed to officer under 401(k) plan.
(3)  Amounts contributed to officer under 401(k) plan and paid vacation.
(4)  Amounts contributed to officer under 401(k) plan and living expenses.
(5)  The Company entered into an Executive Severance
     Agreement ("Agreement") with Mr. Mills in recognition of his position of high responsibility and the substantial contributions he has made to the Company over many years. The Agreement provides benefits under certain circumstances including a change in control of the Company and is automatically renewed from year to year. It confirms that employment is at will and provides for termination without additional compensation in the event of death, resignation, retirement or for cause. Except in connection with a change of control, termination for any other reason results in compensation equal to eighteen (18) months salary. In the event of termination within one (1) year after a change in control or in the event Mr. Mills resigns or retires during the first ninety (90) days after a change in control, he would receive compensation equal to thirty-six (36) months salary subject to statutory limitations.



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

The 1984 Plan terminated May 15, 1994; however options continue to be outstanding to officers and employees of the Company covering
3,674 shares of Common Stock. These options all expire prior to July 18, 1998. (See note 7 to the consolidated financial statements.)

At the September 16, 1994 Annual Meeting, the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan").

The maximum number of shares subject to the 1994 Plan and approved for issuance is 180,000 shares of the Company's Common Stock either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's Common Stock. The Company has registered the shares issuable to the plan with the SEC.

The 1994 Plan is administered by a Committee selected by the Board and is comprised of not less than three members of the Board. The Committee has the sole and absolute discretion to establish from time-to-time the criteria for participation in the 1994 Plan and to select the officers and other key employees to whom Options may be granted, to determine all claims for benefits under the 1994 Plan, to impose such conditions and restrictions on Options as it determines appropriate, with the consent of the recipient, to cancel Options and to substitute new Options for previously awarded Options which, at the time of such substitution, have an exercise price in excess of fair market value of the underlying shares of Company Common Stock.

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

In fiscal year 1998, options totaling 15,500 shares were offered to employees at exercise prices ranging form $7.56 to $10.25, the market price on the dates of issuance

At the September 19, 1997 Annual Meeting of Shareholders, the shareholders approved the new Non-Employee Director Stock Option Plan. The maximum number of shares subject to the plan and approved for issuance is 100,000 shares of the Company's Common Stock either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's Common Stock. The Company has registered the shares issuable to the plan with the SEC. The plan will be administered by the Board of Directors in whom the plan vests all powers and authority under the plan.

Under the terms of the plan, each year on the first day of the first month following the Annual Meeting of Shareholders of the Company, each Non-Employee Director who has been elected or reelected as a Board member shall receive an option. This option may be either a first option or subsequent option. At initial election to the Board a first option shall be granted for 5000 Common Stock shares. A first option becomes exercisable in installments cumulatively with respect to one sixtieth of the Option Stock per month after the date of grant, so that one hundred percent shall be exercisable five years after the date of grant. Upon each annual reelection as a Board Member, a subsequent option shall be granted of up to a maximum of 2000 Common Stock shares. A subsequent option becomes exercisable in installments cumulatively with respect to one-twelfth of the optioned stock per month after the date of grant, so that one hundred percent shall be exercisable one year after the date of grant. The total maximum number of shares of Common Stock for which any director shall be granted options under this plan is 13,000. No option or any part of an option shall be exercisable after the expiration of ten years from the date the Option was granted.

In fiscal 1998, options totaling 30,000 shares were offered to non-employee Directors at $10.25 per share, the market price on date of issuance.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth as of June 9, 1998 (1) the number of shares of the Company's Common Stock owned beneficially by each person who owned of record, or was known by the Company to have owned beneficially, more than 5% of such shares then outstanding,
(2) the number of shares owned beneficially by each director of the Company, and (3) the number of shares owned beneficially by all officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.


  Name and Address of        Amount and Nature of
   Beneficial Owner          Beneficial Ownership      Percent

  Research Industries              660,300              32.8
  Incorporated (1)(2)(3)
  123 North Pitt Street
  Alexandria, VA 22314

  Arch C. Scurlock (1)(5)           661,800             32.9
  123 North Pitt Street
  Alexandria, VA 22314

  Howard C. Mills (4)                68,367              3.4
  5250 Cherokee Avenue
  Alexandria, VA 22312

  Alvin E. Nashman                    4,500              0.2
  3170 Fairview Park Drive
  Falls Church, VA  22042

  John Toups                          4,500              0.2
  1209 Stuart Robeson Dr.
  McLean, VA  22101

  John H. Grover (2)                  1,500              0.1
  123 North Pitt Street
  Alexandria, VA 22314

  Clifford M. Hardin                  1,500              0.1
  10 Roan Lane
  St. Louis, MO 63124

  Ernest L. Ruffner (3)                 150                0
  209 North Patrick Street
  Alexandria, VA 22314

 Thomas L. Mountcastle              32,666              1.6
 2215 Tomlynn Street
 Richmond, VA  23230

  Name and Address of        Amount and Nature of
   Beneficial Owner          Beneficial Ownership      Percent

 Melvin L. Schuler                  7,450               0.4
 5250 Cherokee Avenue
 Alexandria, VA  22312

  John D. D'Amore                    450                 0
 5250 Cherokee Avenue
 Alexandria, VA  22312

 James L. Sherwood IV                425                 0
 5250 Cherokee Avenue
 Alexandria, VA  22312

 Frank J. Ostronic                   150                 0
 5250 Cherokee Avenue
 Alexandria, VA  22312

 Thomas E. Nolan                     100                 0
 5250 Cherokee Avenue
 Alexandria, VA  22312

 James C. Dobrowolski                  0                 0
 5250 Cherokee Avenue
 Alexandria, VA  22312

  All officers and directors       783,558              38.9
  as a group, including
  the above
    (14 persons) (5)


 (1) Research Industries Incorporated is 93% owned by Arch C. Scurlock, Chairman of the Company's Board of Directors. Dr. Scurlock is also President and a director of Research Industries Incorporated.

(2) Mr. Grover is also a 5% owner, a director and Executive Vice President and Treasurer of Research Industries Incorporated.

(3)   Mr. Ruffner is a director of Research Industries Incorporated.

(4)   Includes 450 shares held by Mr. Mills' wife.

(5)   Includes 660,300 shares owned by Research Industries
      Incorporated.

(6) Research Industries Incorporated owns $2 Million face amount of the Company's 7% Convertible
      Subordinated Debenture dated January 27, 1998.








Item 13.  Certain Relationships and Related Transactions

Ernest L. Ruffner, Secretary and General Counsel and a Director of the Company, is a member of the law firm of Pompan, Murray, Ruffner & Werfel. During the fiscal year ended March 31, 1998, the Company paid $62,000 for legal services to Mr. Ruffner as General Counsel.

Jacob Pompan of Pompan, Murray, Ruffner & Werfel has represented the Company in its government contract affairs since 1984. During the fiscal year ended March 31, 1998, the Company paid $9,096 to the firm for this representation.

Alvin E. Nashman, a Director of the Company, provides consulting services to the Company under an agreement. During the fiscal year ended March 31, 1998, the Company paid $24,000 for consulting services to Mr. Nashman.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

        1.Consolidated Financial Statements

          o  Report of Independent Auditors
          o  Consolidated Statements of Earnings for the
             years ended March 31, 1998, 1997 and 1996
          o  Consolidated Balance Sheets as of March 31,
             1998 and 1997
          o Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996
          o  Consolidated Statements of Changes
             in Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996
          o  Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

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

22.   Subsidiaries of the registrant

23.  Consent of Ernst &Young LLP, Independent Auditors

 (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION


By /s/Howard C. Mills
   Howard C. Mills
   President and Chief Executive Officer       Date: 6/29/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                      Date


/s/Howard C. Mills                 President and               6/29/98
Howard C. Mills                    Chief Executive
Principal Executive Officer        Officer, Director



/s/John D. D'Amore                 Vice President,             6/29/98
John D. D'Amore                    Chief Financial Officer,
Principal Financial and            Treasurer & Controller
Accounting Officer


                                   Chairman of the
Arch C. Scurlock                   Board of Directors


/s/John H. Grover                  Director                    6/29/98
John H. Grover


                                   Director
Clifford M. Hardin


/s/Ernest L. Ruffner               Director                    6/29/98
Ernest L. Ruffner


/s/Alvin E. Nashman                Director                    6/29/98
Alvin E. Nashman


/s/John Toups                      Director                    6/29/98
John Toups

                   REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Halifax Corporation

We have audited the accompanying consolidated balance sheets of Halifax Corporation as of March 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP

Washington, D.C.
June 15, 1998, except for Note 5
as to which the date is June 25, 1998


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                         1998         1997          1996
Revenues (Note 1)
                                      $73,737,000   $76,278,000 $ 47,159,000

Operating costs and expenses:
    Cost of services                   67,081,000   69,530,000    41,675,000
    Litigation expense                                       -       320,000
    Selling, general and                5,316,000    4,630,000     3,692,000
administrative

Total operating costs and expenses     72,397,000   74,160,000    45,687,000

Operating income                        1,340,000    2,118,000     1,472,000

Interest expense                        1,535,000      950,000       573,000
Other income                          (1,004,000)    (409,000)     (362,000)

Income before income taxes                809,000    1,577,000     1,261,000

Income taxes (Note 8)                     367,000      623,000       498,000

Net earnings                            $ 442,000    $ 954,000     $ 763,000

Net earnings  per common  share -         $   .22       $  .48        $  .43
basic

Net earnings  per common share -          $   .21      $   .47        $  .43
diluted

Weighted average number of common
shares outstanding - basic              2,006,603    1,985,599     1,756,881

Weighted average number of common
shares outstanding - diluted            2,067,499    2,050,609     1,756,919


See notes to consolidated financial statements


HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS  MARCH 31, 1998 AND 1997

                                                    March
                                                31
                                               1998               1997
ASSETS

CURRENT ASSETS
  Cash                                      $        67,000    $     268,000
  Trade accounts receivable (Note 3)             20,814,000       21,951,000
  Other receivables                                       -           62,000
  Inventory                                       8,203,000        6,860,000
  Prepaid expenses and other current              1,811,000        1,300,000
assets
  Income taxes receivable                             4,000           43,000
  Deferred income taxes (Notes 1 and                483,000          659,000
8)
TOTAL CURRENT ASSETS                             31,382,000       31,143,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                       3,578,000        6,624,000
  depreciation and amortization (Notes
1 and 4)

COST IN EXCESS OF NET ASSETS ACQUIRED,
net of accumulated                                2,481,000        2,583,000
 amortization (Notes 1 and 2)

OTHER ASSETS                                        534,000          650,000

TOTAL  ASSETS                                  $ 37,975,000    $  41,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued                $   7,004,000     $  8,382,000
expenses (Note 6)
  Deferred maintenance revenue                    1,461,000        2,265,000
  Bank overdrafts                                 1,768,000        1,803,000
  Current portion of long-term debt &               786,000        1,206,000
mortgage note payable (Note 5)

TOTAL CURRENT LIABILITIES                        11,019,000       13,656,000

LONG-TERM DEBT (Note 5)                          14,923,000       13,570,000
MORTGAGE NOTE PAYABLE (Note 5)                            -        2,398,000
DEFERRED INCOME TAXES (Notes 1 and 8)               735,000          853,000
DEFERRED INCOME                                     690,000
                                                                           -

TOTAL LIABILITIES                                27,367,000       30,477,000

STOCKHOLDERS' EQUITY (Note 7)
 Common stock, $.24 par value:
 Authorized - 4,500,000 shares
 Issued - 2,267,166 in 1998 and
2,258,866 in 1997
 Outstanding - 2,010,482 in 1998 and                544,000          542,000
2,000,632 in 1997
 Additional paid-in capital                       4,399,000        4,358,000
 Retained earnings                                5,877,000        5,836,000
                                                 10,820,000       10,736,000
Less treasury stock at cost - 256,684               212,000          213,000
shares in 1998 and 258,234 in 1997
TOTAL STOCKHOLDERS' EQUITY                       10,608,000       10,523,000

TOTAL LIABILITIES AND STOCKHOLDERS'            $ 37,975,000    $  41,000,000
EQUITY

See notes to  consolidated financial statements


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                     1998           1997           1996
Cash flows from operating
activities:

Net income                           $  442,000    $  954,000     $  763,000

Adjustments to reconcile net
income to net
  cash provided (used) by
operating activities:

  Depreciation and amortization       1,329,000     1,060,000        599,000
  (Gain) loss on sale of              (776,000)       164,000              -
property and equipment
  (Increase) decrease in              1,138,000   (5,355,000)      (562,000)
accounts receivable
  (Increase) decrease in other           62,000        83,000          1,000
receivables
  (Increase) decrease in            (1,343,000)   (1,284,000)        688,000
inventory
  (Increase) decrease in
prepaid expense and other             (336,000)   (1,005,000)         77,000
    current assets
  Increase in other assets             (43,000)     (367,000)       (44,000)
  (Increase) decrease in income          39,000     (184,000)      (111,000)
tax receivable
  Increase (decrease) in
accounts payable accrued expenses
  and other current liabilities     (2,217,000)   (1,036,000)      5,502,000
  Increase (decrease) in income               -      (91,000)         90,000
taxes payable
 (Decrease) increase in deferred
 income taxes                         (118,000)       186,000        107,000
  Decrease in deferred income          (25,000)             -              -
   Total adjustment                 (2,290,000)   (7,829,000)      6,347,000

   Net cash (used) provided by      (1,848,000)   (6,875,000)      7,110,000
operating activities

Cash flows from investing
activities:

 Acquisition of property and
equipment, net of                   (1,384,000)   (1,684,000)      (247,000)
purchased operations
 Proceeds from sale of property      4,856,000         41,000          3,000
and equipment
 Acquisitions                                 -     (114,000)      (400,000)

 Net cash provided (used) in          3,472,000   (1,757,000)      (644,000)
investing activities

Cash flows from financing
activities:

 Proceeds from borrowing of          36,849,000    40,216,000     16,271,000
long-term debt
 Retirement of long-term debt      (38,316,000)  (33,866,000)   (19,632,000)
 Cash dividends paid                  (401,000)     (371,000)      (305,000)
 Proceeds from sale of stock
upon exercise of
  stock options                          43,000       178,000              -
 Purchase of treasury stock                   -             -       (75,000)
 Net cash (used) provided by        (1,825,000)     6,157,000    (3,741,000)
financing activities

Net (decrease) increase in cash       (201,000)   (2,475,000)      2,725,000
Cash at beginning of year               268,000     2,743,000         18,000
Cash at end of year                   $  67,000    $  268,000   $  2,743,000

See notes to consolidated financial statements






HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996



                             Additional                        Treasury
              Common Stock                             Stock
                                             Paid-In       Retained
                 Shares       Par Value      Capital       Earnings      Shares         Cost         Total

Balance
March 31,         2,220,022   $   518,000   $  3,401,000 $  4,795,000      449,529   $ (313,000)    $ 8,401,000
1995

Cash
Dividends
($.173 per                -             -              -    (305,000)            -             -      (305,000)
share)
Net income                -             -              -      763,000            -             -        763,000
Purchase of
Treasury                  -             -              -            -       18,150      (75,000)       (75,000)
stock

Balance
March 31,         2,220,022   $   518,000   $  3,401,000  $ 5,253,000      467,679   $ (388,000)    $ 8,784,000
1996

Cash
Dividends
($.187 per                -             -              -    (371,000)            -             -      (371,000)
share)
Net income                -             -              -      954,000            -             -        954,000

Exercise of
Stock Options        38,611         9,000        169,000            -            -             -        178,000

Stock Split             233        15,000       (15,000)            -            -             -              -

CMSA                      -                      803,000            -    (209,445)       175,000        978,000
Acquisition                             -

Balance
March 31,         2,258,866   $   542,000   $  4,358,000  $ 5,836,000      258,234   $ (213,000)   $ 10,523,000
1997

Cash
Dividends
($.20 per                 -             -              -    (401,000)            -             -      (401,000)
share)
Net income                -             -              -      442,000            -             -        442,000

Exercise of
Stock Options         8,300         2,000         41,000            -            -             -         43,000

CMSA
Acquisition
Earnout                                                                    (1,550)         1,000          1,000

Balance
March 31,         2,267,166   $   544,000   $  4,399,000  $ 5,877,000      256,684  $  (212,000)   $ 10,608,000
1998

See notes to consolidated financial statements.

HALIFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

    Business Activity - Halifax Corporation, (the Company) provides Technology Services and Facilities Management for commercial and government activities. These services include the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems; and the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites. Revenues from services rendered to the United States Government and the relative percentages of such revenues to total revenues for the years ended March 31, 1998, 1997 and 1996 are $26,080,000 (35%), $36,111,000 (47%),
    and $34,425,000 (73%), respectively. The reduction in United States Government revenue in 1998 is primarily a result of the Company's acquisition activities, however the Company's trend is toward a balance among commercial, state/municipal government and federal government revenues.

    Principles of Consolidation - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

    Revenue Recognition - On cost type contracts, revenues are recorded as reimbursable costs are incurred and related fixed and award fees are recorded using the percentage of completion method. On time and materials contracts, revenues are recorded at the contractual rates as labor hours and other direct expenses are incurred. On fixed price contracts, revenues are recorded using the percentage of completion method. Revenues collected in advance for commercial maintenance contracts are deferred and recognized over the term of the related agreements. For all contracts, recognition is made of any anticipated losses when identified. Disputes involving amounts owed the Company by customers arise in the normal course of the Company's
    business.   These  disputes are primarily due  to  changes  in
    contract specifications and disagreements over the interpretation of contract provisions. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred. Claims against the Company
    recognized  when  the   loss   is considered  probable and
    reasonably determinable in amount. Deferred maintenance revenue is recognized ratably over the performance period.

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

    Inventory - Inventory consists principally of spare computer parts valued at the lower of cost or market on the first-in first-out basis and computer and computer peripheral hardware and software in the process of delivery upon resale to customers valued at the lower of cost or market on the average cost basis and is displayed on the consolidated balance sheet net of allowances for inventory valuation of $356,000 and $499,000 at March 31, 1998 and 1997,
    respectively.

    Accounts Receivable and Inventories - Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets.

    Income Taxes - Deferred taxes are provided on all temporary differences measured using enacted tax rates expected to be in effect during the periods in which the temporary differences reverse.

    Cost in Excess of Net Assets Acquired - Cost in excess of net assets of acquired companies, described in Note 2, is being amortized using the straight-line method over 25 years.
    Accumulated amortization was $335,000 and $219,000 as of March 31, 1998 and 1997, respectively.

     Earnings Per Common Share - The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period.

     The   computation  of   diluted earnings per share is based on
     the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting of certain shares subject to stock options based on the average market price of the common stock and contingently issuable shares based on an earn-out provision related to the acquisition of CMSA.


    New Accounting Pronouncements - Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which established new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under previous guidance. In accordance with SFAS No. 128, all earnings per share amounts included in the consolidated financial statements have been restated to conform (see Note 13).

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the provisions of this standard in fiscal year 1999, however disclosure under SFAS 14, "Disclosures about Segments of an Enterprise and Related Information," the predecessor standard to SFAS 131 is included in the accompanying consolidated financial statements. (See Note 14.)

2.  ACQUISITIONS

CMS Automation, Inc. (CMSA) and Consolidated ComputerInvestors,
Inc. (CCI)

On April 1, 1996, the Company completed the acquisition of CMS Automation, Inc. (CMSA), a private Richmond, VA based computer network integration and solutions company. On April 23, 1997, CMSA was renamed Halifax Technology Services Company (HTSC). Financial consideration was in the Company's stock with an assumption of debt. There was an initial payment of approximately 209,400 shares valued at approximately $978,000 from Treasury Stock representing approximately 12% of Halifax outstanding shares at closing and there may be additional payments of common stock through fiscal 1999 based on the annual earnings of CMSA.

The acquisition has been accounted for as a purchase with the purchase price allocated to the assets and liabilities based on their estimated fair value at the date of acquisition. The initial purchase price and costs of the transaction exceeded the fair value of net assets purchased by $391,000 which was capitalized as cost in excess of net assets acquired.

On November 25, 1996, the Company through its wholly-owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc.
("CCI") of Hanover, Maryland through an asset purchase. The Company paid $114,000 in cash and assumed secured debt totaling $1,680,000.

The acquisition has been accounted for as a purchase with the purchase price allocated to the assets and liabilities based on their estimated fair value. The initial purchase price and costs of the transaction exceeded the fair value of net assets purchased by $375,000 which was capitalized as cost in excess of net assets acquired.

The Company's fiscal 1997 results include CMSA's and CCI's results of operations beginning April 1, 1996 and November 1, 1996, respectively. The proforma impact of the CCI acquisition on fiscal 1997 is immaterial. The following fiscal 1996 proforma information is unaudited and reflects both of the acquisitions as if the purchase transactions had occurred on April 1, 1995.



               For the
              Year Ended
               March 31    Dec.    Profor          Dec.    Proform
                 1996      31,       ma   Profor    31,       a    Proforma
               Halifax     1995    Adjust   ma     1995    Adjustm Combined
                           CMSA    ments  Combin    CCI     ents
                                   & Tax    ed              & Tax
                                   Effect                  Effect
                ($ In
              thousands,
              except per
                share
                data)
Revenues       $47,159  $21,249      $-  $68,408   $13,526  $-     $81,934


Net Income     $   763   $(109)    $137   $ 791    $(231)   $313   $873
(Loss)

Earnings per   $   .43     N/A            $.40      NA             $.44
share-basic

Weighted                                                        #1,966,326
Average
Number of
Common
Shares
Outstanding-
basic



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


3.   ACCOUNTS RECEIVABLE

   Accounts receivable consist of:

                                       March 31,
                                         1998                   1997
Amounts billed                            $  17,987,000        $  19,708,000

Amounts unbilled:
 Amounts currently billable                   2,871,000            1,800,000
 Retainages and amounts                         272,000              677,000
awaiting audit
Total                                        21,130,000           22,185,000
Allowance for doubtful accounts               (316,000)            (234,000)
Total                                   $    20,814,000       $   21,951,000



     Retainages  are   generally billable  upon acceptance of work by
     customers or  completion of contract audits by the Government.
     It is anticipated that the accounts receivable balance at March 31, 1998 will be substantially collected within one year.


4.   PROPERTY AND EQUIPMENT

      Property and equipment consists of:


                                       March 31,
                                                           Estimated
                             1998             1997        Useful Lives

Automotive equipment             $  351,000       $  375,000  4 years
Machinery and equipment           8,045,000        6,260,000  3 - 10 years
Furniture and fixtures            1,381,000        1,323,000  5 - 10 years
Building and improvements           150,000        3,955,000  32 years
Land                                      -          648,000
Total                             9,927,000       12,561,000

Accumulated depreciation          6,349,000        5,937,000
and amortization
Total                          $  3,578,000     $  6,624,000


5.   LONG-TERM DEBT AND MORTGAGE NOTE PAYABLE

                                               March 31,
                                                  1998            1997
Long-term debt consists of:

Revolving credit agreement amended effective
February 4, 1997, April 30, 1997, June 30,
1997, September 5, 1997 and December 3,
1997,  with a maximum credit line of
$12,800,000.  Amounts available under this
agreement are determined by applying stated
percentages to the Company's eligible billed
receivables and inventory.  Interest accrues   $  11,130,000     $ 11,046,000
at either the prime rate plus 1/4% or the
LIBOR rateplus 1.6%  to 1.9% depending upon
a leverage ratio.  At March 31, 1997 the
interest rate was 7.587%.  This agreement
was to expire July 31, 1998, however it was
replaced by a new agreement effective
June 25, 1998.

7% Convertible Subordinated Debenture dated
January 27, 1998.  Principal due in full on
January 27, 2003.  Interest payable
semiannually in arrears beginning August 1,
1998.  May be prepaid by the Company on any
date more than two years after January 27,     $  2,000,000                -
1998.  Convertible by noteholder at any time
at a conversion price  of $11.72 per common
share.  The closing market price of the
company's common stock on March 31, 1998 was
$9.25.

Other notes payable and capital lease
obligations with interest rates ranging from
the prime rate to 15%, due in monthly             $   5,000        $  20,000
installments and maturing at dates through
1999.  The prime rate was 8.5% at March 31,
1998.

Mortgage note paid off on November 6, 1997.
Previously payable in monthly installments
of $10,257 plus interest at prime plus 1/4%
through August 31, 2001. At March 31, 1998,               -     $  2,531,000
the interest rate was 8.75%.  The note was
collateralized by buildings and land which
have been sold.

EAI acquisition term loan facility dated
June 30, 1993.  Note is payable in 60 equal
monthly installments of $41,666 plus
interest.  The note may be apportioned
between prime rate and LIBOR rate options.       $  203,000        $ 645,000
Interest accrues at either the prime rate
plus 1/2% or the LIBOR rate plus 2.5%.  At
March 31, 1998, the prime rate and LIBOR
options were at 9% and 8.125%, respectively.

CMSA acquisition term loan facility dated
June 14, 1996.  Note is payable in 24 equal
monthly installments of $29,762 plus
interest and a final installment of            $  1,845,000     $  2,202,000
$1,785,712 due on June 30, 1998 plus
interest.  Interest accrues at the prime
rate plus 1/4%.  At March 31, 1998, the
interest rate was 8.75%.

CCI acquisition term loan facility dated
November 26, 1996.  Note is payable in 48
equal monthly installments of $16,979 plus       $  526,000       $  730,000
interest.  Interest accrues at the prime
rate plus 1/4%.  At March 31, 1998, the
interest rate was 8.75%.

                                                 15,709,000     $ 17,174,000
Less current maturities                             786,000        1,206,000
Total                                          $ 14,923,000    $  15,968,000





     Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the accounts receivable of the Company, the inventory of Halifax Corporation and all of the Company's other assets. Additionally, advances under the term loan facilities are secured by the acquired assets. The revolving credit agreement also contains convenants which require the Company to maintain certain net worth and financial statement ratios. The amount of $11,130,000 has been excluded from current liabilities because the Company intends that at least that amount would remain outstanding under this agreement for an uninterrupted peroid extending beyound one year from the balance sheet date.

     The Company signed a new banking agreement on June 25, 1998 which restructures all of the Company's debt as presented at March 31, 1998 except for the "7% Convertible Subordinated Debenture" and the "Other Notes Payable." The new debt structure consists of a revolving line of credit and two term loans which in total make $17.5 million of credit available to the Company.
     Advances under the revolving line of credit and term loan facilities are collateralized by a first priority security interest in all of the accounts receivable of the Company, the inventory of Halifax Corporation and all other assets of the Company except for the inventory of HTSC. The agreement contains covenants which require the Company to maintain or achieve certain net worth, capital, cash flow and other financial statement ratios or values. Pricing is performance driven and based on LIBOR with a range from LIBOR plus 1.5% to 3.55%. Term loan principal amortization is required on a quarterly basis.

     The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, are:

                   1999   -                786,000
                   2000   -                560,000
                   2001   -             11,589,000
                   2002   -                357,000
                   2003   -              2,357,000
             Thereafter   -                 60,000
                  Total   -           $ 15,709,000


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of:

                                               March 31,
                                        1998                 1997
  Accounts payable                       $  3,075,000        $  5,328,000
  Accrued expenses                          2,152,000           1,381,000
  Accrued vacation                            829,000             859,000
  Accrued payroll                             594,000             563,000
  Payroll taxes accrued and                   354,000             251,000
  withheld
                                         $  7,004,000        $  8,382,000


7.   COMMON STOCK

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

          A summary of options activity is as follows:



                                                                                                 Weighted
                                           Optioned        Option Price                          Average
                                            Shares          Per Share           Total         Exercise price
1984 PLAN

Balance March 31, 1995                           58,650      $4.59 - 5.67          $280,000     $        4.77

Options forfeited upon retirement/
  termination of employees                      (6,000)       4.59 - 5.00          (28,140)              4.69
Balance March 31, 1996                                    $   4.59 - 5.00     $     251,860     $        4.78
                                                 52,650

Options exercised                              (38,611)       4.59 - 5.00         (178,795)              4.63
Options forfeited upon retirement/
  termination of employees                      (1,688)              5.00           (8,440)              5.00
Balance March 31, 1997                           12,351   $   5.00 - 5.67      $     64,625     $        5.23

Options exercised or forfeited upon
retirement/termination of
   employees                                    (8,677)     $ 5.00 - 5.67          (46,255)              5.27

Balance March 31, 1998                            3,674    $         5.00      $     18,370     $        5.00

Options exercisable at
March 31, 1998                                    3,674    $         5.00      $     18,370     $        5.00

1994 PLAN

Balance March 31, 1995                           48,000   $          4.67       $   224,000     $        4.67

Options granted                                  23,700       4.58 - 4.83           114,175              4.82
Options forfeited upon retirement/
  termination of employees                      (4,500)       4.58 - 4.83          (21,250)              4.72
Balance March 31, 1996                                     $  4.58 - 4.83      $    316,925     $        4.72
                                                 67,200

Options granted                                 105,600       4.67 - 7.67           680,800              6.45
Options forfeited upon retirement/
  termination of employees                     (24,000)       4.67 - 7.33         (137,810)              5.74
Balance March 31, 1997                          148,800   $   4.58 - 7.67     $     859,915     $        5.78

Options exercisable at
March 31, 1998                                   16,200   $          4.67      $     75,654     $        4.67

Options granted                                  15,500      7.56 - 10.25           134,665              8.69
Options forfeited upon retirement/
  termination of employees                     (25,000)      6.13 - 10.25         (207,525)              8.13
Balance March 31, 1998                          138,800   $  4.58 - 10.25   $       787,055     $        5.92

NON-EMPLOYEE DIRECTORS STOCK OPTION
PLAN

Options granted                                  30,000                             307,500             10.25
                                                                    10.25
Balance March 31, 1998                           30,000       $     10.25   $       307,500     $       10.25





All stock-based incentive awards granted in 1998, 1997 and 1996 under the 1984 and 1994 Plans were stock options which have 5 year terms and vest at the end of the third and fourth years. All awards granted in 1998 under the Non-Employee Directors Stock Options Plan were stock options which have 5 year terms and vest in installments cumulatively with respect to one-sixtieth of that option stock per month after the date of grant. Exercise prices of all options awarded in all years under all plans were equal to the market price of the stock on the date of grant. Proforma information regarding net earnings and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 5.99% to 6.52% and 6.16% respectively, dividend yield of 2% and 3.1% respectively, volatility factor related to the expected market price of the Company's common stock of .262, and weighted-average expected option life of three years. The weighted average fair values of options granted during 1998 and 1997 were $2.56 and $1.25, respectively.

For  purposes of proforma disclosures, the options' estimated fair values are amortized to expense over the options'
vesting periods. Therefore, the proforma results presented below include up to 33% of the total proforma expense for options awarded in that year depending upon the date of grant. The Corporation's proforma information for the years ended March 31, is as follows:


     (In thousands, except       1998          1997           1996
     per share data)
     Proforma net earnings       $    402        $   930         $   759
     Proforma earnings per
     common share:
       Basic                          .20            .46             .43
       Diluted                        .19            .45             .43


          Employee Plans - During fiscal 1985, the Company adopted a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participants contribution up to 4% of salary, and at the Company's discretion, additional amounts based upon the profitability of the Company. The Company's contributions were $199,000 in 1998, $191,000 in 1997 and $157,000 in 1996.
   The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company's common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases.

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

         The components of income tax expense are as follows for the years ended March 31:

                              1998              1997             1996
     Current:
       Federal                  $ 256,000      $   494,000      $   355,000
       State                       53,000          101,000           75,000
     Total current:               309,000          595,000
                                                                    430,000
       Deferred                    58,000           28,000           68,000
     Total                     $  367,000      $   623,000     $    498,000

         The components of the Company's deferred tax assets and liabilities consist of the following at March 31:

                                     1998                 1997
Deferred tax assets - current

Accounts receivable/reserves        $      36,000       $      102,000
Inventory                                 174,000              234,000
Accrued compensation/vacation             273,000              323,000
Net operating loss carry                   51,000               51,000
forwards - HTSC
AMT credit carry forward -                 15,000               15,000
HTSC
Less: valuation allowance                (66,000)             (66,000)
                                     $   483,000         $     659,000

Deferred tax liability
 (asset)-noncurrent

Deferred start-up costs              $     62,000                $   -
Deferred gain on building sale           (258,000)                   -
Depreciation/amortization                 895,000
                                                               785,000
Sublease rental income                      2,000               33,000
Contract claims/Other                      34,000               35,000
                                     $    735,000        $     853,000


   The differences between the provision for income taxes at the expected statutory rate and those shown in the consolidated statements of earnings are as follows for the years ended March 31:


                                   1998           1997           1996
Provision for income taxes
 at statutory rate                     34.0%          34.0%           34.0%
State taxes, net of federal              4.6            4.4             4.3
benefit
Permanent differences                    4.8            1.1             1.4
Other                                    2.0              -            (.2)
Total                                  45.4%          39.5%           39.5%






9.       LEASING ACTIVITY

         The Company is obligated under operating leases for office space and certain equipment. The following is a schedule of the future minimum lease payments under operating leases as of March 31, 1998.


     Year ending March 31,
     1999                                    $       1,273,000
     2000                                              869,000
     2001                                              700,000
     2002                                              696,000
     2003                                              694,000
     thereafter                                      3,308,000
     Total minimum lease payments             $      4,540,000

         Total rental expense under operating leases was $954,000, $411,000 and $201,000 for the years ended March 31,
   1998, 1997, and 1996, respectively. Aggregate future minimum rentals to be received under noncanceable subleases as of March 31, 1998 are $84,000


10.RELATED PARTY TRANSACTIONS

         During the years ended March 31, 1998, 1997, and 1996, the Company paid $62,000, $77,000 and $0, respectively, for legal services to a Company Board member as General Counsel; $9,096, $4,651 and $9,000 respectively to a law firm in which a Company Board member is a partner; and $24,000, $0 and $0, respectively, for consulting services to another Company Board member.


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

         Upon the death of a Company officer or a certain former officer and at the option of their estates, the Company is committed to repurchase their shares (79,267) at current book value. At March 31, 1997, the aggregate book value of such shares was approximately $418,000.

         The Company is defendant or co-defendant in various lawsuits. In the opinion of management, none of these lawsuits could materially affect the consolidated financial position or results of operations of the Company.


12.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company paid the following amounts for interest and income taxes during the years ended March 31:

                               1998            1997              1996
     Interest              $   1,532,000     $    950,000        $   573,000

     Income taxes         $      578,000     $    722,000        $   457,000



13 - Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                   1998           1997            1996
Numerator:

  Net earnings                   $   442,000     $   954,000      $  763,000

  Numerator for basic
earnings per share-
    income available to          $   442,000     $   954,000      $  763,000
common stockholders

  Numerator for diluted
earnings per share-
    income available to
common stockholders
    after assumed                $   442,000     $   954,000      $  763,000
converstions

Denominator:

  Denominator for basic            2,006,603       1,985,599       1,756,881
earnings per share-
    weighted-average shares

  Effect of dilutive
securities:
    Employee stock options            55,536          63,153              38
    Contingent stock-                  5,360           1,857               -
acquisition
    7% Convertible                         -               -               -
Subordinated Debenture

  Dilutive potential common
shares
    Denominator for diluted
earnings per
      share - adjusted
weighted-average
      shares and assumed           2,067,499       2,050,609       1,756,919
conversions

Earnings per share:

Basic earnings per share         $       .22      $      .48    $        .43

Diluted earnings per share       $       .21      $      .47   $         .43


14.Information on Industry Segments and Related Information

   The Company operates in two principal business segments:
technology services and facilities management.

   Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems, communications systems and simulation systems as well as the resale of telephone communications switches. Other primary services provided include year 2000 desktop solutions for enterprise PC hardware and software compliance, interactive technologies including website design, development and marketing, Internet/Intranet services and multimedia sales and educational tools.

   Facilities Management includes the management, operations and maintenance support of military bases, prisons, waterways, major office complexes and communications sites.


 Selected Financial Data by          1998          1997            1996
 Business Segment
 Net Sales
  Technology Services               $  59,890    $    62,263    $     37,537
  Facilities Management                13,847         14,015           9,622
                                    $  73,737    $    76,278    $     47,159
 Operating Profit
  Technology Services               $   1,115    $       991    $      1,024
  Facilities Management                   225          1,127             448
                                    $   1,340    $     2,118    $      1,472
 Depreciation and Amortization
  Technology Services              $    1,237   $        968    $        507
  Facilities Management                    92
                                                          92              92
                                       $1,329    $     1,060  $          599
 Expenditures for Property and
 Equipment
  Technology Services              $    1,374   $      1,673  $          237
  Facilities Management
                                           10             11              10
                                   $    1,384   $      1,684  $          247
 Identifiable Assets
  Technology Services              $   35,163   $     36,575  $       22,083
  Facilities Management                 3,114          4,425           2,745
                                   $   38,277   $     41,000  $       24,828




 Net Sales by Customer Category      1998           1997           1996
 US. Government
  Technology Services            $    18,417     $     29,327  $     28,017
  Facilities Management                7,663            6,784         6,408
                                 $    26,080     $     36,111  $    34,425

 State and Local government
  Technology Services            $     12,877     $     10,349  $      3,473
  Facilities Management                                  7,231         3,257
                                        6,185
                                 $     19,062     $     17,580  $      6,730
 Commercial
  Technology Services            $     28,595     $     22,587  $      6,004
  Facilities Management
                                            -                -             -
                                 $     28,595     $     22,587  $      6,004




15.QUARTERLY FINANCIAL DATA (unaudited)

         (In thousands, except on a per share basis)

                           1st          2nd           3rd           4th
                         Quarter      Quarter       Quarter       Quarter
1998
Revenues                    $18,035    $  18,673       $18,232    $ 18,797
Income before income          (384)          196           452         545
taxes
Net income                    (232)          118           274         282
Per share
  Earnings per share -        (.11)          .06           .14          .14
basic
  Earnings per share -        (.11)          .06           .13          .14
diluted
  Dividends per share           .05          .05           .05          .05
Market price
High                         11-1/2       10-7/8        13-1/8           10
Low                           6-3/4        7-5/8         8-3/4        7-1/2


 Basic EPS totals to $.23 versus $.22 for the year due to rounding during computation at fiscal quarters.
 Diluted EPS totals to $.22 versus $.21 for the year due to rounding during computation at fiscal quarters.

                           1st          2nd            3rd            4th
                         Quarter      Quarter        Quarter        Quarter
1997
Revenues                   $15,640       $20,531         $21,913      $18,194
Income before income           435           536             594           12
taxes
Net income                     269           319             359            7
Per share
  Earnings per share -         .14           .16             .18          .00
basic
  Earnings per share -         .14           .15             .17          .00
diluted
  Dividends per share         .043          .047            .047          .05
Market price
High                         8-1/8         7-7/8          13-1/8           15
Low                          4-5/8         6-5/8           7-5/8       10-1/8



   Diluted EPS totals to $.46 versus $.47 for the year due to rounding during computation at fiscal quarters.


                        Halifax Corporation

          Schedule II, Valuation and Qualifying Accounts

                          March 31, 1998


                      Balance at     Additions                  Balance at
                       beginning     charged to                   end of
                        of year        cost &     Deductions       year
                                      expense
Year Ended March
31, 1998:

Allowance for
doubtful
  accounts                $234,000      $288,000      $206,000     $316,000


Allowance for
inventory
  obsolescence            $499,000    $1,986,000    $2,129,000     $356,000


Year Ended March
31, 1997:

Allowance for
doubtful
  accounts                $188,000      $158,000      $112,000     $234,000


Allowance for
inventory
  obsolescence            $804,000      $809,000    $1,114,000     $499,000



Year Ended March
31, 1996:

Allowance for
doubtful
  accounts                $170,000       $20,000       $ 2,000     $188,000


Allowance for
inventory
  obsolescence            $611,000    $1,195,000    $1,002,000     $804,000




EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
We consent to the incorporation by reference in Halifax Corporation's Registration Statement (Form S-8) pertaining to the Halifax Corporation 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan of our report dated June 15, 1998, except for note 5 as to which the date is June 25, 1998, with respect to the consolidated financial statements and schedule of Halifax Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 1998, filed with the Securities and Exchange Commission.


/s/ERNST & YOUNG LLP


Washington, C.C.
June 29, 1998