Form 10-K/A
period 1998-01-31
HALIFAX CORP
filed 1998-07-10
CIK 720671

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K/A No. 1

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



Item 2. Properties

On November 6, 1997, the Company concluded the sale of its twin-building office complex for $5,250,000 and the lease back of the Company's headquarters building. The transaction resulted in other income of $1,490,000 of which $715,000 will be amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

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

Results of Operations       1998     Change    1997     Change      1996
Revenues                   $ 73,737     (3%)  $76,278        62%    $ 47,159

Operating    cost     and    72,397     (2%)   74,160        62%      45,687
expenses:
  Percent of revenue            98%               97%                    97%

Operating income              1,340    (37%)    2,118        44%       1,472
  Percent of revenue             2%                3%                     3%

Net income                      442    (54%)      954        25%         763

Net  income per  share  -       .22    (54%)      .48        12%         .43
basic
Net  income per  share  -       .21    (55%)      .47         9%         .43
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

In 1998, other income is comprised of a gain from the sale of the Company's office park of $780,000 and $228,000 of sublease income, net of expenses, from the Company's office park. The total gain on the sale was $1.49 million of which $715,000 was deferred over the life of the lease-back of the Company's headquarters building.


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


Liquidity     and      Capital      1998             1997           1996
Resources
Cash                               $    67,000       $  268,000  $ 2,743,000

Working capital                     20,363,000       17,487,000    5,924,000
Net  cash  (used) provided  by     (1,712,000)      (6,875,000)    7,110,000
operations
Net  cash  provided (used)  in       3,334,000      (1,757,000)    (644,000)
investment activities
Net  cash  (used) provided  by     (1,823,000)        6,157,000  (3,741,000)
financing activities



At March 31, 1998, the Company's working capital of $20,363,000 and current ratio of 2.85 indicate strength consistent with the prior
years.   A  large prepayment to the Company on a hardware delivery
order in the fourth quarter of 1996, which was applied to reduce long-term debt, resulted in working capital of $5,924,000 and a
current  ratio  of  1.50.   The current ratio  adjusted  for  that
transaction would have been 2.4, consistent with 1997.

In fiscal 1998, the sale of the Company's office complex provided over $4.8 million of cash net of selling expenses which was used to retire mortgage debt of $2.5 million and other operating debt as well as pay income taxes on the transaction. In January, 1998 in a private placement without public registration, the Company issued a $2 Million 7% Convertible Subordinated Debenture due January, 2003 to Research Industries, Incorporated. The net proceeds were applied to the reduction in the Company's Revolving Line of Credit. Otherwise in 1998, operations required $1,712,000 for working capital needs.

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

Adjustments to reconcile net
income to net
  cash provided (used) by
operating activities:

  Depreciation and amortization       1,366,000     1,060,000        599,000
  (Gain) loss on sale of              (776,000)       164,000              -
property and equipment
  (Increase) decrease in              1,137,000   (5,355,000)      (562,000)
accounts receivable
  (Increase) decrease in other           62,000        83,000          1,000
receivables
  (Increase) decrease in            (1,343,000)   (1,284,000)        688,000
inventory
  (Increase) decrease in
prepaid expense and other             (335,000)   (1,005,000)         77,000
    current assets
 (Increase) decrease in other assets    56,000      (367,000)       (44,000)
 (Increase) decrease in income           39,000     (184,000)      (111,000)
tax receivable
  Increase (decrease) in
accounts payable accrued expenses
  and other current liabilities     (2,217,000)   (1,036,000)      5,502,000
  Increase (decrease) in income               -      (91,000)         90,000
taxes payable
 (Decrease) increase in deferred
 income taxes                         (118,000)       186,000        107,000
  Decrease in deferred income          (25,000)             -              -
   Total adjustment                 (2,154,000)   (7,829,000)      6,347,000

   Net cash (used) provided by      (1,712,000)   (6,875,000)      7,110,000
operating activities

Cash flows from investing
activities:

 Purchase of property and
equipment, net of                   (1,472,000)   (1,684,000)      (247,000)
acquisitions
 Proceeds from sale of property      4,856,000         41,000          3,000
and equipment
 Acquisitions                          (50,000)     (114,000)      (400,000)

 Net cash provided (used) in          3,334,000   (1,757,000)      (644,000)
investing activities

Cash flows from financing
activities:

 Proceeds from borrowing of          36,850,000    40,216,000     16,271,000
long-term debt
 Retirement of long-term debt      (38,315,000)  (33,866,000)   (19,632,000)
 Cash dividends paid                  (401,000)     (371,000)      (305,000)
 Proceeds from sale of stock
upon exercise of
  stock options                          43,000       178,000              -
 Purchase of treasury stock                   -             -       (75,000)
 Net cash (used) provided by        (1,823,000)     6,157,000    (3,741,000)
financing activities

Net (decrease) increase in cash       (201,000)   (2,475,000)      2,725,000
Cash at beginning of year               268,000     2,743,000         18,000
Cash at end of year                   $  67,000    $  268,000   $  2,743,000

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


4.   PROPERTY AND EQUIPMENT

      Property and equipment consists of:


                                       March 31,
                                                           Estimated
                             1998             1997        Useful Lives

Automotive equipment             $  351,000       $  375,000  4 years
Machinery and equipment           8,005,800        6,260,000  3 - 10 years
Furniture and fixtures            1,420,200        1,323,000  5 - 10 years
Building and improvements           150,000        3,955,000  32 years
Land                                      -          648,000
Total                             9,927,000       12,561,000

Accumulated depreciation          6,349,000        5,937,000
and amortization
Total                          $  3,578,000     $  6,624,000


5.   LONG-TERM DEBT AND MORTGAGE NOTE PAYABLE

                                               March 31,
                                                  1998            1997
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
at either the prime rate plus 1/4% or the
LIBOR rateplus 1.6%  to 1.9% depending upon
a leverage ratio.  At March 31, 1998 the
interest rate was 7.587%.  This agreement
was to expire July 31, 1998, however it was
replaced by a new agreement effective
June 25, 1998.

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

     The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, are:

                   1999   -                786,000
                   2000   -                181,000
                   2001   -             12,742,000
                   2002   -                      -
                   2003   -              2,000,000
             Thereafter   -                      -
                  Total   -           $ 15,709,000


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of:

                                               March 31,
                                        1998                 1997
  Accounts payable                       $  3,075,000        $  5,328,000
  Accrued expenses                          2,152,000           1,381,000
  Accrued vacation                            829,000             859,000
  Accrued payroll                             594,000             563,000
  Payroll taxes accrued and                   354,000             251,000
  withheld
                                         $  7,004,000        $  8,382,000


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

          A summary of options activity is as follows:



                                                                                                 Weighted
                                           Optioned        Option Price                          Average
                                            Shares          Per Share           Total         Exercise price
1984 PLAN

Balance March 31, 1995                           58,650      $4.59 - 5.67          $280,000     $        4.77

Options forfeited upon retirement/
  termination of employees                      (6,000)       4.59 - 5.00          (28,140)              4.69
Balance March 31, 1996                                    $   4.59 - 5.00     $     251,860     $        4.78
                                                 52,650

Options exercised                              (38,611)       4.59 - 5.00         (178,795)              4.63
Options forfeited upon retirement/
  termination of employees                      (1,688)              5.00           (8,440)              5.00
Balance March 31, 1997                           12,351   $   5.00 - 5.67      $     64,625     $        5.23

Options exercised                               (8,677)   $   5.00 - 5.67          (46,255)              5.33

Balance March 31, 1998                            3,674    $         5.00      $     18,370     $        5.00

Options exercisable at
March 31, 1998                                    3,674    $         5.00      $     18,370     $        5.00

1994 PLAN

Balance March 31, 1995                           48,000   $          4.67       $   224,000     $        4.67

Options granted                                  23,700       4.58 - 4.83           114,175              4.82
Options forfeited upon retirement/
  termination of employees                      (4,500)       4.58 - 4.83          (21,250)              4.72
Balance March 31, 1996                                     $  4.58 - 4.83      $    316,925     $        4.72
                                                 67,200

Options granted                                 105,600       4.67 - 7.67           680,800              6.45
Options forfeited upon retirement/
  termination of employees                     (24,000)       4.67 - 7.33         (137,810)              5.74
Balance March 31, 1997                          148,800   $   4.58 - 7.67     $     859,915     $        5.78

Options exercisable at
March 31, 1998                                   16,200   $          4.67      $     75,654     $        4.67

Options granted                                  15,500      7.56 - 10.25           134,665              8.69
Options forfeited upon retirement/
  termination of employees                     (25,000)      4.67 - 10.25         (172,800)              6.91
Balance March 31, 1998                          138,800   $  4.58 - 10.25   $      821,760      $        5.92

NON-EMPLOYEE DIRECTORS STOCK OPTION
PLAN

Options granted                                  30,000                             307,500             10.25
                                                                    10.25
Balance March 31, 1998                           30,000       $     10.25   $       307,500     $       10.25





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


     Year ending March 31,
     1999                                    $       1,287,000
     2000                                              880,000
     2001                                              700,000
     2002                                              696,000
     2003                                              694,000
     thereafter                                      2,315,000
     Total minimum lease payments             $      6,572,000

         Total rental expense under operating leases was $954,000, $411,000 and $201,000 for the years ended March 31,
   1998, 1997, and 1996, respectively. Aggregate future minimum rentals to be received under noncanceable subleases as of March 31, 1998 are $84,000


10.RELATED PARTY TRANSACTIONS

         During the years ended March 31, 1998, 1997, and 1996, the Company paid $62,000, $77,000 and $0, respectively, for legal services to a Company Board member as General Counsel; $9,096, $4,651 and $9,000 respectively to a law firm in which a Company Board member is a partner; and $24,000, $22,000 and $0, respectively, for consulting services to another Company Board member.


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

         Upon the death of a Company officer or a certain former officer and at the option of their estates, the Company is committed to repurchase their shares (79,267) at current book value. At March 31, 1998, the aggregate book value of such shares was approximately $418,000.

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


 Selected Financial Data by          1998          1997            1996
 Business Segment
 Net Sales
  Technology Services               $  59,180    $    61,313    $     35,694
  Facilities Management                14,557         14,965          11,465
                                    $  73,737    $    76,278    $     47,159
 Operating Income
  Technology Services               $     973    $       792    $        731
  Facilities Management                   367          1,326             741
                                    $   1,340    $     2,118    $      1,472
 Depreciation and Amortization
  Technology Services              $    1,274   $        968    $        507
  Facilities Management                    92
                                                          92              92
                                       $1,366    $     1,060  $          599
 Expenditures for Property and
 Equipment
  Technology Services              $    1,462   $      1,673  $          237
  Facilities Management
                                           10             11              10
                                   $    1,472   $      1,684  $          247
 Identifiable Assets
  Technology Services              $   34,144   $     35,918  $       20,613
  Facilities Management                 3,831          5,082           4,215
                                   $   37,975   $     41,000  $       24,828




 Net Sales by Customer Category      1998           1997           1996
 US. Government
  Technology Services            $    18,354     $     27,585  $    25,861
  Facilities Management                7,726            8,526        8,564
                                 $    26,080     $     36,111  $    34,425

 State and Local government
  Technology Services            $     12,231     $     11,141  $    3,829
  Facilities Management                 6,831            6,439       2,901

                                 $     19,062     $     17,580  $      6,730
 Commercial
  Technology Services            $     28,595     $     22,587  $      6,004
  Facilities Management
                                            -                -             -
                                 $     28,595     $     22,587  $      6,004




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




EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
We consent to the incorporation by reference in Halifax Corporation's Registration Statement (Form S-8) pertaining to the Halifax Corporation 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan of our report dated June 15, 1998, except for note 5 as to which the date is June 25, 1998, included in the Annual Report on Form 10-K of Halifax Corporation for the year ended March 31, 1998,, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.


/s/ERNST & YOUNG LLP


Washington, DC
July 9, 1998