Form 10-Q
period 1998-06-30
HALIFAX CORP
filed 1998-08-14
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                         JUNE 30, 1998

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-Q

(Mark One)

(  X)  Quarterly Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Actof 1934
     For the quarterly period ended        June 30, 1998
(   )  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act
     of 1934
     For the transition period from _________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,013,406 as of  August 5, 1998
                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                           page
Item  1.
Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1998
(Unaudited) and March 31, 1998                             3

Condensed Consolidated Statements of Earnings -
Three Months Ended June 30, 1998 and 1997 (Unaudited)      4

Condensed Consolidated Statements of Stockholders'
Equity - Three MonthsEnded June 30, 1998 and 1997
(Unaudited)                                                5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended June 30, 1998 and 1997 (Unaudited)      6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                7

Item 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations              9


                   PART II  OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K                    10

Item 1.  FINANCIAL STATEMENTS

                            HALIFAX CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND MARCH 31, 1998


                                                 June 30, 1998   March 31, 1998*
                                                  (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
  Cash
                                                     $   138,000      $    67,000
  Accounts receivable                                 22,231,000       20,814,000
  Inventory                                            9,002,000        8,203,000
  Prepaid expenses and other current assets
                                                       2,081,000        2,298,000

TOTAL CURRENT ASSETS
                                                      33,452,000       31,382,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                            3,476,000        3,578,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF NET ASSETS
ACQUIRED, net of accumulated amortization
                                                       3,002,000        3,015,000

TOTAL  ASSETS
                                                     $39,930,000     $ 37,975,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses
                                                    $ 10,678,000     $ 10,233,000
  Current portion of long-term debt & mortgage
note payable                                             500,000          786,000

TOTAL CURRENT LIABILITIES                             11,178,000       11,019,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                                      18,090,000       16,348,000

TOTAL LIABILITIES                                     29,268,000       27,367,000

STOCKHOLDERS' EQUITY
 Common stock                                            544,000          544,000
 Additional paid-in capital                            4,403,000        4,399,000
 Retained earnings
                                                       5,927,000        5,877,000

                                                      10,874,000       10,820,000

Less treasury stock at cost
                                                         212,000          212,000

TOTAL STOCKHOLDERS' EQUITY
                                                      10,662,000       10,608,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    $ 39,930,000      $37,975,000


*Condensed from March 31, 1998 Audited Financial Statements. See Form 10-K /A filed June 30, 1998.

   See notes to Condensed Consolidated Financial Statements.


                            HALIFAX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
       FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


                               Three Months Ended
                                       June 30
                                        1998                       1997

Revenues                       $             17,264,000     $          18,035,000

Operating costs and
expenses:
    Cost of services                         15,323,000                16,813,000
    Selling, general and                      1,306,000                 1,181,000
administrative

Total operating costs and                    16,629,000                17,994,000
expenses

Operating income                                635,000                    41,000

Interest expense                                355,000                   425,000

Income before income taxes                      280,000                 (384,000)

Income taxes                                  (129,000)                 (152,000)

Net earnings                  $                 151,000   $             (232,000)

Net earnings  per common
share -basic                  $                     .08   $                 (.12)

Net earnings per common
share - diluted               $                     .07   $                 (.12)

Weighted average number of
common shares                                 2,010,597                 2,001,951
    outstanding - basic

Weighted average number of
common shares                                 2,058,900                 2,001,951
    outstanding - diluted


See notes to Condensed Consolidated Financial Statements.















                            HALIFAX CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)



                        Additional
              Common                                 Treasury
              Stock                                  Stock
                                         Paid-In        Retained
              Shares     Par Value       Capital        Earnings      Shares       Cost           Total


Balance
April 1,     2,267,16    $   544,000   $  4,399,000      $5,877,000    256,684    $(212,000)   $10,608,000
1998                6

Cash                -              -              -       (101,000)          -             -      (101,000)
Dividends

Net income          -              -              -         151,000          -             -        151,000

Exercise of
Stock             750              -          4,000               -          -             -         4,000
Options


Balance
June 30,    2,267,916    $   544,000   $  4,403,000      $5,927,000    256,684    (212,000)    $10,662,000
1998




Balance
April 1,    2,258,866   $   542,000   $  4,358,000      $5,836,000    258,234    $(213,000) $  10,523,000
1997

Cash                -              -              -       (101,000)          -             -      (101,000)
Dividends

Net Income          -              -              -       (232,000)          -             -      (232,000)

Exercise of
Stock
Options         3,000          1,000         16,000               -          -             -         17,000

Balance
June 30,    2,261,866   $    543,000  $   4,374,000      $5,503,000    258,234   $ (213,000)  $  10,207,000
1997





See notes to Condensed Consolidated Financial Statements.


                            HALIFAX CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


                                     Three Months Ended
                                             June 30
                                             1998                1997
Cash flows from operating
activities:

Net income                            $          151,000     $     (232,000)


Adjustments to reconcile net income
to net
  cash provided (used) by operating
activities:

  Depreciation and amortization                   330,000            295,000

  Decrease (increase) in accounts             (1,417,000)          3,150,000
receivable

  Decrease (increase) in inventory              (799,000)          (334,000)

  Decrease (increase) in other                    163,000            213,000
assets

  (Decrease) increase in accounts
payable and
   accrued expenses                               434,000        (2,453,000)

   Total adjustments                          (1,289,000)           871,000

   Net cash provided (used) by
operating activities                          (1,138,000)           639,000

Cash flows from investing
activities:

 Acquisition of property and
equipment, net of
   purchased operations                         (166,000)          (255,000)

 Net cash used in investing
activities                                      (166,000)          (255,000)

Cash flows from financing
activities:

 Proceeds from borrowing of long-              23,611,000          9,136,000
term debt

 Retirement of long-term debt                (22,139,000)        (9,609,000)

 Cash dividends paid                            (101,000)          (100,000)

 Proceeds from sale of stock upon
exercise of stock options                           4,000             17,000

 Net cash provided (used) by
financing activities                            1,375,000           (556,000)

Net (decrease) increase in cash                    71,000          (172,000)

Cash at beginning of period
                                                   67,000            267,000

Cash at end of period                 $           138,000      $      95,000


See notes to Condensed Consolidated Financial Statements.



                            Halifax Corporation
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)



     Condensed Consolidated Financial Statements


     Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K/A for the year ended March 31, 1998.






























     Note B - Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share.

                                    Three Months
                                       Ended
                                      June 30,
                                           1998                   1997
Numerator:

Net earnings                            $        151,000         $    (232,000)

Numerator for basic earnings per
share - income available to common      $        151,000        $     (232,000)
stockholders

 Numerator for diluted
earnings per share -income available
to common stockholders after assumed
conversions                             $        151,000        $     (232,000)

Denominator:

 Denominator for basic
earnings per share -
 weighted-average shares                       2,010,597              2,001,951

  Effect of dilutive securities:
   Employee stock options                         44,150                      -
   Contingent stock-                               4,153                      -
   acquisition
   7% Convertible Subordinated                         -                      -
   Debenture
   Dilutive potential common shares               48,303                      -


  Denominator for diluted
  earnings per
   share - adjusted weighted-
average shares and assumed                     2,058,900              2,001,951
conversions

Basic earnings per share              $             0.08       $         (0.12)

Diluted earnings per share            $             0.07                 (0.12)


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



                                  Item 2

                  Management's' Discussion and Analysis
                       of Financial Conditions and
                          Results of Operations





     Results of Operations

     Revenues for the first quarter of fiscal 1999 of $17,264,000 represent a decrease of approximately $771,000 or 4% from those in the first quarter of fiscal 1998. The decrease was due to not receiving significant expected orders on large communications contracts held by the Company with the Federal Government which have been adversely impacted by Year 2000 issues in the Federal Government..

     Cost of services, as a percentage of revenue, decreased from 93% in the first quarter of fiscal 1998 to 89% in the first quarter of fiscal 1999. The improvement in this margin resulted from the combination of lower direct costs, especially parts usage and labor, in the Company's computer-printer maintenance business and a cost mix at HTSC which emphasized higher margin services work. Selling, general and administrative expenses as a percentage of revenue was 7.6% in the first quarter of fiscal 1999 as contrasted to 6.5% in the first quarter of fiscal 1998.

     Interest expense in the fiscal 1999 period was 2.0% of revenue versus 2.4% in fiscal 1998.

     Financial Condition

     The financial condition of the Company remains sound with working capital of $22,300,000 and a current ratio of 2.99:1.


     Liquidity and Sources of Capital

     Net cash outflows from operations were $1,138,000 for the first quarter of fiscal 1999 as compared with net cash inflows of $639,000 in the comparable period of fiscal 1998. The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

      As reported on Form 10K/A dated March 31, 1998, the Company signed a new banking agreement on June 25, 1998 which restructured the Company's debt as presented at March 31, 1998 except for the
     "7%  Convertible Subordinated Debenture" and the "Other  Notes
      Payable."   The  new  debt  structure  consists  of  a  revolving
      line of credit and two term loans which in total make $17.5 million of credit available to the Company.







     Year 2000 Compliance


     As a service provider to commercial and government entities for the assessment, remediation, and testing for year 2000 readiness of computer desktop devices and networks, the Company does not certify "Compliance" in its contract agreements. The Company provides customers with test results which it represents to be correct as backed up by test documentation.

     Halifax has established and is implementing a program for compliance of its own hardware, software, and files. The Company is planning for the remediation of in-house systems associated with accounting/finance, service call management, local and wide area networks, messaging systems, and administration. Some of these features are being taken care of as a by-product of the Company's program to web-enable (Internet) many of its systems to meet customer requirements and/or promote efficiency and competitive advantage. Activities are currently underway assessing the Company's systems and applications. In order to judge the stability of its business supply chain, the Company has initiated a comprehensive process of contacting clients, vendors and suppliers to ascertain their preparation for this issue. The Company estimates its costs to be fully compliant by mid-1999 at $200,000.


     Forward-Looking Statements

     The above may contain certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to Item 7 of Halifax Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1998 concerning "forward-looking statements" for a description of the important factors that could cause actual results to differ materially from those discussed above.




     Part II.  Other Information



     Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits - Not applicable

                  (b)  Reports on Form 8-K - None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                HALIFAX CORPORATION

     (Registrant)







     Date: August  14,   1998            By: s/Howard C. Mills
                                             Howard C. Mills
                                             President & CEO






     Date: August 14, 1998              By:  s/John D. D'Amore
                                             John D. D'Amore
                                             Vice President Finance
                                             & CFO

















                                       For  a  menu  of  Halifax
          Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.