Form 10-Q
period 1998-09-30
HALIFAX CORP
filed 1998-11-16
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                       SEPTEMBER 30, 1998

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended    September 30, 1998
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________  to  _________

Commission file Number      1-8964

                Halifax Corporation
(Exact name of registrant as specified in its charter)

    Virginia                                   54-0829246
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation of organization)

           5250 Cherokee Avenue, Alexandria, VA  22312
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   2,013,406 as of  November
11, 1998

                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                           page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1998 (Unaudited) and March 31, 1998           3

Condensed Consolidated Statements of Earnings - Three and
Six Months Ended September 30, 1998 and 1997 (Unaudited)    4

Condensed Consolidated Statements of Stockholders' Equity -
 Six Months Ended September 30, 1998 and 1997 (Unaudited    5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended September 30, 1998 and 1997 (Unaudited)    6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                 7

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations               9


                   PART II  OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders    10

Item 6. Exhibits and Reports on Form 8-K                       10


Item 1.  FINANCIAL STATEMENTS

                              HALIFAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND MARCH 31, 1998


                                              SEPTEMBER 30,    MARCH 31, 1998*
                                              1998
                                              (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash                                        $  117,000       $   67,000
  Accounts receivable                         21,510,000       20,814,000
  Inventory                                   10,138,000        8,203,000
  Prepaid expenses and other current assets    2,194,000        2,298,000

TOTAL CURRENT ASSETS                          33,959,000       31,382,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                    3,317,000       3,578,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF NET
ASSETS                 ACQUIRED, net of
accumulated amortization                      2,897,000        3,015,000

TOTAL  ASSETS                                 $40,173,000      $37,975,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                           $ 9,610,000      $10,233,000
  Accounts payable and accrued expenses
  Current portion of long-term debt &
mortgage note payable                         500,000          786,000

TOTAL CURRENT LIABILITIES                      10,110,000       11,019,000

LONG-TERM DEBT AND OTHER LIABILITIES           19,459,000       16,348,000

TOTAL LIABILITIES                              29,569,000       27,367,000

STOCKHOLDERS' EQUITY
 Common stock                                     549,000          544,000
 Additional paid-in capital                     4,409,000        4,399,000
 Retained earnings                              5,858,000        5,877,000
                                               10,816,000       10,820,000
Less treasury stock at cost                       212,000          212,000
TOTAL STOCKHOLDERS' EQUITY                     10,604,000       10,608,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $40,173,000      $37,975,000


*Condensed from March 31, 1998 Audited Financial Statements. See Form 10-K/A filed July 10, 1998.

  See notes to Condensed Consolidated Financial Statements.



                              HALIFAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


                         Three Months  Six Months
                         Ended         Ended
                         September 30  September 30
                         1998          1997           1998           1997


Revenues                 $18,306,000   $18,673,000    $35,570,000    $36,708,000

Operating costs and
expenses:
    Cost of services     16,731,000    16,912,000     32,054,000     33,725,000

    Selling, general      1,220,000     1,183,000      2,526,000      2,364,000
and administrative

Total operating costs    17,951,000    18,095,000     34,580,000     36,089,000
and expenses

Operating income            355,000       578,000       990,000        619,000

Other income                 48,000          -           48,000           -

Interest expense            320,000       382,000       675,000        807,000

Income before income        83,000        196,000       363,000      (188,000)
taxes

Income taxes                51,000         78,000       180,000       (74,000)

Net earnings             $  32,000     $  118,000     $ 183,000      $ (114,000)

Net earnings  per
common and common        $    .01      $     .06      $    .09       $ (.06)
    equivalent share -
primary

Net earnings  per
common and common        $    .01      $    .06       $    .09       $  (.06)
    equivalent share -
fully diluted

Weighted average number
of common shares         2,013,029       2,004,340       2,011,820    2,003,152
    outstanding -
primary

Weighted average number
of common shares          2,060,455      2,069,657      2,059,685     2,003,152
    outstanding - fully
diluted


           See notes to Condensed Consolidated Financial Statements.














                              HALIFAX CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)



                      Addition
           Common     al                   Treasury
           Stock                           Stock
                                Paid-In      Retained
           Shares     Par       Capital      Earnings     Shares  Cost        Total
                      Value

Balance
April 1,   2,267,166  $544,000  $4,399,000 $5,877,000  256,684  $(212,000)   $10,608,000
1998

Net        -          -         -          183,000     -        -            183,000
income

Cash       -          -         -          (202,000)   -        -            (202,000)
Dividends

Exercise
of
Stock
Options    2,924      5,000     10,000     -           -        -            15,000

Balance
Sept 30,              $549,000  $4,409,000 $5,858,000  256,684  $(212,000)   $10,604,000
1998       2,270,090



Balance
April 1,   2,258,866  $542,000  $4,358,000 $5,836,000  258,234  $(213,000)   $10,523,000
1997

Net        -          -         -          (114,000)   -        -            (114,000)
Income

Cash       -          -         -          (201,000)   -        -            (201,000)
Dividends

Exercise
of
Stock      6,800      2,000     34,000     -           -        -            36,000
Options

Balance
Sept  30,  2,265,666  $544,000  $4,392,000 $5,521,000  258,234  $(213,000)   $10,244,000
1997


See notes to Condensed Consolidated Financial Statements.



                              HALIFAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


                                                   Six Months Ended
                                                        September 30
                                                1998                1997
Cash flows from operating activities:

Net income                                $          183,000   $      (114,000)

Adjustments to reconcile net income to
net
  cash provided (used) by operating
activities:

  Depreciation and amortization                       661,00            618,000
  Decrease (increase) in accounts                  (697,000)          2,491,000
receivable
  Decrease (increase) in inventory               (1,936,000)          (549,000)
  Decrease (increase) in other assets                 96,000            321,000
  (Decrease) increase in accounts
payable and
   accrued expenses                                (649,000)        (3,918,000)

   Total adjustments                             (2,525,000)        (1,037,000)

   Net cash provided (used) by                   (2,342,000)        (1,151,000)
operating activities


Cash flows from investing activities:


 Acquisition of property and equipment,
net of                                             (278,000)          (644,000)
   purchased operations

 Net cash used in investing activities             (278,000)          (644,000)


Cash flows from financing activities:

 Proceeds from borrowing of long-term             33,389,000         19,382,000
debt
 Retirement of long-term debt                   (30,533,000)       (17,029,000)
 Cash dividends paid                               (201,000)          (201,000)
 Proceeds from sale of stock upon
exercise of
  stock options                                       15,000             36,000

 Net cash provided (used) by financing             2,670,000          2,188,000
activities


Net (decrease) increase in cash                       50,000            393,000

Cash at beginning of period                           67,000            268,000

Cash at end of period                         $      117,000   $        661,000

See notes to Condensed Consolidated Financial Statements.






                              Halifax Corporation
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     Condensed Consolidated Financial Statements


     Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K/A for the year ended March 31, 1998.

     Note B - Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share.


                                  Three Months Ended       Six Months Ended
                                  September 30,            September 30,
                                  1998         1997        1998       1997
   Numerator:

   Net earnings                   $32,000      $118,000    $183,000   $(114,000)

   Numerator for basic earnings
   per share -
     income available to common   $ 32,000     $118,000    $183,000   $(114,000)
   stockholders

        Numerator for diluted
   earnings per share -
          income available to
   common stockholders
          after assumed           $32,000      $118,000    $183,000   $(114,000)
   conversions

   Denominator:

       Denominator for basic
   earnings per share -
          weighted-average shares 2,013,029    2,004,340   2,011,820  2,003,152

       Effect of dilutive
   securities:
         Employee stock options   36,320       55,023      40,235     -
         Contingent stock-        11,106       10,294      7,630      -
   acquisition
         7% Convertible
   Subordinated Debenture         -            -           -          -
       Dilutive potential common  47,426       65,317      47,865     -
   shares

       Denominator for diluted
   earnings per
           share - adjusted
   weighted-average
           shares and assumed
   conversions                    2,060,455    2,069,657   2,059,685  2,003,152

   Basic earnings per share       $ 0.01       $(0.06)     $ 0.09     $ (0.06)

   Diluted earnings per share     $ 0.01       $ (0.06)    $ 0.09     $ (0.06)



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

                                    Item 2

                  Management's' Discussion and Analysis
                       of Financial Conditions and
                          Results of Operations





     Results of Operations


     Revenues for the second quarter and six months ended September 30, 1998 of $18,306,000 and $35,570,000 represent decreases of approximately $367,000 or 2% and $138,000 or less than 1% respectively from those in the comparable periods ended September 30, 1997. The decreases were due to the delay until the third quarter of awards of contracts and orders that were expected to be large revenue generators. Net income for the second quarter was $32,000 compared with $118,000 for the same quarter of the prior year. For the six months ended September 30, 1998, net income was $183,000 compared with net loss of $114,000 for the prior year. Second quarter and six months FY 1998 earnings were also influenced by the aforementioned delays and resultant under-absorption of indirect costs.

     Total operating costs and expenses as a percentage of revenues were 98% and 97% for the second quarter and 97% and 98% for the six months of FY 1998 and FY 1997 respectively. General & Administrative expense was 7% and 6% for the six months of FY 1998 and FY 1997 respectively. While close in absolute terms, these percentages reflect the under absorption of indirect costs by the Company's contract base through the first half of 1998. Now that anticipated contracts and orders have been awarded, the second half net income is expected to grow at a higher rate than revenue as indirect costs should increase only slightly.

     Compared to FY 1997, interest expense for the second quarter and six months of FY 1998 decreased from 1.9% to 1.7% and 2.2% to 2.0% of revenue respectively due to lower average debt balances during FY 1998 and declining interest rates.


     Financial Condition

     The financial condition of the Company remains steady with working capital of $23,800,000 and a current ratio of 3.4:1.


     Liquidity and Sources of Capital

     Net cash outflows from operations were $2,342,000 for the six months ended September 30, 1998 as compared with net cash outflows of $1,151,000 in the comparable period of FY 1997. During the FY 1998 period, this increase in net cash outflows resulted from increases in inventory and accounts receivable which were financed through Long-Term debt rather than expansion of accounts payable. Long-term debt financed these operating cash outflows. At September 30, 1998, the Company's Long-term debt increased by $2,856,000 over March 31, 1998. The Company expects that cash generated from operations and the Company's line of credit and subordinated debt will be sufficient to meet its normal operating and dividend requirements in the foreseeable future.

     Year 2000 Compliance

     As a service provider to commercial and government entities for the assessment, remediation, and testing for year 2000 readiness of computer desktop devices and networks, the Company does not certify "Compliance" in its contract agreements. The Company provides customers with test results which it represents to be correct as backed up by test documentation.

     Halifax has established and is implementing a program for compliance of its own hardware, software, and files. The Company is planning for the remediation of in-house systems associated with accounting/finance, service call management, local and wide area networks, messaging systems, and administration. Some of these features are being taken care of as a by-product of the Company's program to web-enable (Internet) many of its systems to meet customer requirements and/or promote efficiency and competitive advantage. Activities are currently underway assessing and remediating the Company's systems and applications. In order to judge the stability of its business supply chain, the Company has initiated a comprehensive process of contacting clients, vendors and suppliers to ascertain their preparation for this issue. The Company estimates its costs to be fully compliant by mid-1999 at $200,000.


     Forward-Looking Statements

     The above contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to Item 7 of Halifax Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1998 concerning "forward-looking statements" for a description of the important factors that could cause actual results to differ materially from those discussed above.


     Part II.  Other Information


     Item 4.  Submission of Matters to a Vote of Security Holders -

     At the annual meeting of shareholders held September 18, 1998, the Company submitted for approval by the shareholders the following proposed amendments:

     (a)  Amendment of the Articles of Incorporation to increase   the
         authorized Common Stock to 6,000,000 shares and to authorize the creation of 1,500,000 shares of Preferred Stock.

     (b)  Amendment of the Company's "1994 Key Employee Stock
          Option Plan" to increase the number of
          shares issuable from 180,000 to 280,000.

         Both proposals were approved by the shareholders.


     Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - Not applicable

         (b) Reports on Form 8-K - The Company filed its borrowing agreement with Crestar Bank
              (Fifth Amended and Restated Loan and Security
              Agreement dated June 25, 1998) on October 6, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       HALIFAX CORPORATION
                                         (Registrant)







     Date: November 16, 1998       By:  s/Howard C. Mills
                                         Howard C. Mills
                                           President






     Date: November 16, 1998       By: s/John D. D'Amore
                                         John D. D'Amore
                                         Vice President
                                         Finance & CFO
















          For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.