Form 10-Q
period 1998-12-31
HALIFAX CORP
filed 1999-02-16
CIK 720671

HALIFAX CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 1998

              FORM 10Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                (As last amended in Rel. No 312905 eff. 4/26/93.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-Q

(Mark One)

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.   For the period  ended  December
31, 1998
(x) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from
to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date 2,013,406 as of January 31, 1999.






                              HALIFAX  CORPORATION

                                    CONTENTS

                         PART I    FINANCIAL INFORMATION



Item 1.   Financial Statements                               page

 Condensed Consolidated Balance Sheets - December 31, 1998
(Unaudited) and March 31, 1998                               3

  Condensed Consolidated Statements of Earnings - Three and
  Nine Months Ended December 31, 1998 and 1997 (Unaudited)     4

  Condensed Consolidated Statements of Stockholders'
  Equity - Nine Months Ended December 31, 1998 and 1997
  (Unaudited)                                                  5

  Condensed Consolidated Statements of Cash Flows - Nine
  Months Ended December 31, 1998 and 1997 (Unaudited)          6

  Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                  7

Item 2.   Management's Discussion and Analysis of  Financial
Condition and Results of Operations                            9






Item 1.  FINANCIAL STATEMENTS

                               HALIFAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                                        December 31,      MARCH 31,
                                            1998            1998*
                                        (Unaudited)       (Audited)


ASSETS

CURRENT ASSETS
   Cash                                    $         0      $   67,000
   Accounts receivable                      27,699,000      20,814,000
   Inventory                                 9,763,000       8,203,000
   Prepaid expenses and other
current assets                               2,187,000       2,298,000
                                            39,649,000      31,382,000
TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT, at cost less
accumulated                                  3,162,000       3,578,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF
NET ASSETS
  ACQUIRED, net of accumulated               2,906,000       3,015,000
amortization

TOTAL ASSETS                              $ 45,717,000    $ 37,975,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued           $ 14,168,000    $ 10,233,000
expenses
   Current portion of long-term debt
& mortgage note payable                        500,000         786,000

TOTAL CURRENT LIABILITIES                   14,668,000      11,019,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                            20,068,000      16,348,000

TOTAL LIABILITIES                           34,736,000      27,367,000

STOCKHOLDERS' EQUITY
   Common stock                                549,000         544,000
   Additional paid-in capital                4,409,000       4,399,000
   Retained earnings                         6,235,000
                                                             5,877,000
                                            11,193,000      10,820,000
 Less treasury stock at cost                   212,000         212,000
TOTAL STOCKHOLDERS' EQUITY                  10,981,000      10,608,000

TOTAL LIABILITIES AND STOCKHOLDERS'      $  45,717,000    $ 37,975,000
EQUITY

*Condensed from March 31, 1998 Audited Financial Statements. See Form 10-K/A filed July 10, 1998.

See notes to condensed consolidated financial statements.


                               HALIFAX CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                             Three Months Ended        Nine Months Ended
                                December 31,             December 31,

                              1998        1997         1998         1997


Revenues                   $23,016,000 $18,232,000  $58,586,000  $54,940,000

Operating costs and
expenses:

Cost of services             20,426,000               52,480,000   49,970,000
                                        16,246,000
Disposal of Inventory                 -     600,000            -      600,000

Selling, general and
administrative expenses      1,379,000   1,325,000    3,905,000    3,689,000

Total operating costs       21,805,000               56,385,000
and expenses                            18,171,000                54,259,000

Operating income             1,211,000      61,000    2,201,000
                                                                     681,000

Other Income                         -     776,000       48,000      776,000

Interest expense
                               391,000     385,000    1,066,000    1,193,000

Income before income           820,000                1,183,000
taxes                                      452,000                   264,000

Income taxes
                               343,000     178,000      523,000      104,000

Net earnings                  $477,000    $274,000    $ 660,000    $ 160,000

Net earnings per common       $   0.24    $   0.14    $    0.33    $    0.08
share - basic

Net earnings per common       $   0.23    $   0.13     $   0.32    $    0.08
share - diluted

Weighted average number
of common shares
  outstanding - basic        2,013,406   2,009,675    2,012,351    2,005,334

Weighted average number
of common shares
  outstanding - diluted      2,044,111   2,084,223    2,054,496    2,067,774


See notes to condensed consolidated financial statements.




                               HALIFAX CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)




              Common   Additional                  Treasury Stock
              Stock
                                      Paid-In       Retained
              Shares   Par Value      Capital       Earnings     Shares       Cost            Total

Balance                        $544,000
April 1,      2,267,166                       $  4,399,000     $ 5,877,000      256,684     $(212,000)   $10,608,000
1998

Net Income                                                         660,000
                      -               -                  -                            -              -       660,000

Cash                                                             (302,000)           -                     (302,000)
Dividends             -               -                  -                                           -

Exercise of                                                                           -
Stock             2,924           5,000             10,000
Options                                                                  -                           -        15,000


Balance
December                       $549,000       $  4,409,000    $  6,235,000      256,684    $ (212,000)   $10,981,000
31, 1998      2,270,090


Balance
April  1,     2,258,866       $ 542,000       $  4,358,000     $ 5,836,000      258,234    $ (213,000)   $10,523,000
1997

Net Income                                                                            -
                      -               -                  -         160,000                           -       160,000

Cash                                                             (302,000)            -                     (302,000)
Dividends             -               -                  -                                           -

Exercise of
  Stock           8,300           2,000             42,000               -            -              -        44,000
Options

Issuance of
Treasury              -               -                  -               -      (1,550)          1,000         1,000
Stock

Balance
December      2,267,166       $ 544,000       $  4,400,000    $  5,694,000      256,684    $ (212,000)   $10,426,000
31, 1997




See notes to condensed consolidated financial statements.



                               HALIFAX CORPORATION
                CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                            Nine Months Ended
                                               December 31,
                                           1998           1997
Cash flows from operating
activities:

  Net  income                             $  660,000     $   160,000

Adjustments to reconcile net income
to net
   cash provided (used) by operating
activities:

  Depreciation and amortization              992,000         983,000

  (Gain) on disposal of property,                  -       (776,000)
plant & equipment

  Decrease (increase) in accounts        (6,885,000)       2,577,000
receivable

  Decrease  (increase) in inventory      (1,561,000)       (559,000)

  Decrease (increase) in other                94,000       (232,000)
assets

  (Decrease) increase in accounts
payable
  and accrued expenses                     3,894,000     (2,507,000)

  Total adjustments
                                         (3,466,000)       (514,000)

  Net cash provided by (used) in
operating activities                     (2,806,000)       (354,000)

Cash flows from investing
activities:

        Proceeds from sale of                      -       4,855,000
property and equipment

  Acquisition of property and
equipment net of purchased                 (393,000)     (1,202,000)
operations

  Net cash provided by (used in)
investing activities                       (393,000)       3,653,000

Cash flows from financing
activities:

  Proceeds from borrowing of long-        42,717,000      26,329,000
term debt

  Retirement of long-term debt          (39,298,000)    (28,497,000)

  Cash dividends paid                      (302,000)       (302,000)

  Proceeds from  sale of stock upon
exercise of stock options                     15,000          44,000

  Net cash provided (used) by
financing activities                       3,132,000     (2,426,000)

Net (decrease) increase in cash             (67,000)         873,000

Cash at beginning of period
                                              67,000         268,000

Cash at end of period                      $       0    $  1,141,000

See notes to condensed consolidated financial statements.





                               Halifax Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be
expected for the year ending March 31, 1999.   For further information refer to
the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K/A for the year ended March 31, 1998.


Note B - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.


                              Three Months Ended    Nine Months Ended
                                 December 31,          December 31,

                                1998      1997        1998       1997


Numerator:

Net earnings                   $477,000 $ 274,000    $660,000 $ 160,000

Numerator for basic earnings
per share -
  income available to common   $477,000 $ 274,000    $660,000 $ 160,000
stockholders

     Numerator for diluted
earnings per share -
       income available to
common stockholders
       after assumed           $477,000 $ 274,000    $660,000 $ 160,000
conversions

Denominator:

    Denominator for basic
earnings per share -
       weighted-average       2,013,406 2,009,675   2,012,351 2,005,334
shares

    Effect of dilutive
securities:
      Employee stock options     21,755    71,117      34,075    57,865
      Contingent stock-           8,950     3,431       8,070     4,575
acquisition
      7% Convertible                  -         -           -         -
subordinated debenture
    Dilutive potential            30,705    74,548     42,145    62,440
common shares

      Denominator for
diluted earnings per
        share - adjusted
weighted-average
        shares and assumed    2,044,111 2,084,223   2,054,496 2,067,774
conversions

Basic earnings per share        $  0.24   $  0.14     $  0.33   $  0.08

Diluted earnings per share      $  0.23    $ 0.13     $  0.32   $  0.08



Note C - Contingent Matters

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



Part 1, Item 2.

                    Management's' Discussion and Analysis of
                  Financial Condition and  Results of Operations



Results of Operations:


Revenues for the third quarter and nine months ended December 31, 1998 of $23,016,000 and $58,586,000 represent increases of $4,784,000 or 26% and
$3,646,000 or 7% respectively over those in the comparable periods ended December 31, 1997. The increases are due primarily to phase-in of the LTLCS Digital Switch Support contract as previously reported.

Total operating costs and expenses as a percentage of revenues were 95% and 99% for the third quarter and 96% and 99% for the nine months of FY 1999 and FY 1998 respectively. General & Administrative expense was 6.7% for both of the nine month periods of FY 1999 and FY 1998. These percentages reflect the absorption of indirect costs by the Company's expanding contract base during the third quarter of 1999. As previously reported, these percentages at September 30, 1998 were 7% and 6% respectively. Now that anticipated contracts and orders have been awarded, the second half net income is expected to grow at a higher rate than revenue as indirect costs should increase only slightly.

Compared to FY 1998, interest expense for the third quarter and nine months of FY 1999 decreased from 2.1% to 1.7% and 2.2% to 1.8% of revenue respectively.

In addition to normal operating income, the Company reported two separate events occurring during the quarter ended December 31, 1997 which affected income. The sale of its office complex in Alexandria, Virginia for $5,250,000 resulted in other income of $1,490,000 of which $714,000 will be amortized over the 12 year lease-back of its headquarters building. Under FASB 121, the Company also evaluated the carrying value of its assets based on certain operational changes resulting in an inventory disposal program where value for unused but useful items will be realized. This program resulted in additional operating expense charges of $600,000 in the quarter.


Financial Condition

The financial condition of the Company remains steady with working capital of $24,981,000 and a current ration of 2.7:1.0







Liquidity and Sources of Capital


Net cash outflows from operations were $2,806,000 for the nine months ended December 31, 1998 as compared with net cash outflows of $354,000 in the comparable period of FY 1998. In the FY 1998 third quarter, the net proceeds from the office-complex sale were used to retire mortgage debt of $2,454,000 and pay down operating lines-of-credit. Long-term debt financed these December 31, 1998 operating cash outflows. At December 31, 1998, the Company's Long-term debt increased by 3,720,000 over March 31, 1998. The Company expects that cash generated from operations and the Company's line of credit will be sufficient to meet its normal operating and dividend requirements in the immediate future. During the fiscal quarter, the Company issued $2,000,000 of subordinated debentures to Research Industries, Inc. to serve as working capital bridge loans while the Company pursued junior capital financing.
The due date of these debentures is April 1, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)







     Date: February 16, 1999           By:   s/Howard C. Mills
                                         Howard C. Mills
                                         President & CEO






     Date: February 16, 1999             By:  s/John  D. D'Amore
                                         John D. D'Amore
                                         Vice President Finance
                                            & CFO
















         For a menu of Halifax Corporation news releases available by fax 24 hours (no charge) or to retrieve a specific release, please call 1-800-758-5804, ext. 391950, or access the address http://www.prnewswire.com on the Internet.