Form 10-K405
period 1999-03-31
HALIFAX CORP
filed 1999-09-08
CIK 720671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 (Fee Required) For the fiscal year ended    March 31, 1999
                                                          ----------------------

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

     For the transition period from __________________ to ___________________

Commission file Number        0-12712    1-8964
                      ----------------------------------------------------------

                               Halifax Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Virginia                                                   54-0829246
--------------------------------------------------------------             ---------------------------------
(State or other jurisdiction of incorporation of organization)             (IRS Employer Identification No.)

                   5250 Cherokee Avenue, Alexandria, VA 22312
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code  (703) 750-2202
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered

 Common Stock ($.24 par value)              American Stock Exchange
-------------------------------       -------------------------------------
-------------------------------       -------------------------------------

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   ( )Yes (X)No

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 7, 1999 was $9,998,295 computed based on the closing price on March 17, 1999, the day trading in stock was halted.

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Class                                 Outstanding at September 7, 1999
       -----                                 --------------------------------
   Common Stock                                          2,013,406
   $0.24 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     -None-

Certain statements in this Annual 10-K Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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

                                     PART I

ITEM 1. GENERAL DESCRIPTION OF THE BUSINESS

Halifax Corporation, headquartered in Alexandria, Virginia, is principally focused on providing a comprehensive range of technology services. The Company operates in two principal business segments: technology services and facilities management.

Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems and communications systems. Other primary services provided include interactive technologies including website design, development and marketing, Internet/Intranet services, multimedia sales and educational tools and year 2000 desktop solutions for enterprise PC hardware and software compliance. Facilities Management includes the management, operations and maintenance support of prisons, waterways, major office complexes and communications sites. Footnote 16 to the accompanying financial statements highlights the Company's industry segments.

The Company's information technology services segment provides a complete array of IT services including but not limited to:

     - Seat Management (providing a cradle-to-grave personal computer resource): Needs assessment, planning, procurement, configuration, implementation, training and help desk support.
     -    Networks: Design, implementation and management
     -    Interactive Applications: Web site design, web hosting and e-commerce
     -    Y2K: Assessment, remediation, validation and contingency planning

The Company provides computer maintenance including a full spectrum of repair and upgrade services for a wide range of technologies installed in more than 20,000 locations across the United States. It offers on-site support, depot support, and asset management services. Additionally, the Company engineers, installs and maintains telecommunications systems and networks on a worldwide basis.

The Company's facilities management and outsourcing segment provides complete facilities and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facility operations.

While the Company has performed its services in both the national and international marketplaces, the Company continues to concentrate its activities in Virginia, Maryland and Pennsylvania. In this regard, the Company's current strategy is to continue to develop an important presence in the eastern United States, while seeking to provide services nationwide and internationally for selected engagements.

The Company's general business strategy is to secure a prominent position as a leading provider of a broad range of information technology services to address the needs of a marketplace which continues to increase its dependency on technology.

Investment in the Company involves various risks. Additionally, certain of the information contained herein may be deemed to constitute "forward looking statements". Reference is made to Item 7 hereof.

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

On April 1, 1996, the Company completed the acquisition of privately held CMS Automation, Inc. "CMSA", a Richmond, Virginia computer systems integration company. On April 23,1997, the name of CMSA was changed to Halifax Technology Services Company ("HTSC").

On November 25, 1996, the Company, through its wholly owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. ("CCI") of Hanover, Maryland. The combined entity name was changed to Halifax Technology Services Company (HTSC), a wholly owned subsidiary of Halifax Corporation. On April 1, 1999, HTSC was merged into Halifax Corporation and began operating as the Technology Services Division of the Company.

The Company maintains its principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Its telephone number is (703) 750-2202 and its internet website is www.hxcorp.com.

RECENT DEVELOPMENTS

Embezzlement Matter

On March 18, 1999, the Company announced that an internal investigation had revealed an apparent material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred at, and was confined to, the Company's Richmond, VA based Halifax Technology Services Company ("HTSC"). At the time of the embezzlement, HTSC was a wholly owned subsidiary of Halifax Corporation, which resulted from a merger of CMSA (acquired by Halifax on April 1, 1996), and CCI (acquired by Halifax on November 25, 1996). On April 1, 1999, HTSC was merged into Halifax Corporation and is now a division of the Company.

The Company believes that a single individual, the former controller of HTSC, perpetrated the embezzlement. She was immediately terminated, has since been indicted, has pleaded guilty, and currently awaits sentencing. Under the terms of an agreement entered into with the Company, she is cooperating with the Company's recovery efforts.

The embezzlement occurred over a period of nearly four years and aggregated approximately $15.4 million, of which $15 million was embezzled from the Company and $400,000 from CMSA before it was acquired by Halifax. To conceal the embezzlement in the accounting records, the former controller made fraudulent adjustments totaling more than $21 million. Of the $21 million, the $15.0 million embezzled was recorded in the Company's statements of operations and balance sheets after the acquisition, approximately $2.2 million related to amounts reflected in the acquisition date balance sheet, and approximately $3.8 million related to other overstatements of operating results during the three year period subsequent to the CMSA acquisition.

Under the terms of an agreement with the Company, the embezzler has transferred certain assets back to the Company. Some of the recovered assets have been converted into approximately $1.4 million in cash as of August 31, 1999. With an estimated $1.1 million of assets awaiting conversion to cash, the Company estimates approximately $2.5 million will ultimately be recovered from the embezzler. In addition, the full policy amount of $1 million from each of two separate theft insurance polices, or an aggregate of $2 million, has been received to date. Therefore, from these sources, the Company expects a total recovery of $4.5 million (excluding recovery costs) . The Company estimates that, net of recovery costs, approximately $3.5 million will be recovered. At March 31, 1999, the Company had received approximately $670,000 from its recovery efforts and recorded a $2.83 million recovery receivable to recognize its expectation of receiving the estimated $3.5 million of total net recoveries. See Note 4 to the consolidated financial statements.

Due to the corresponding overstatement of taxable income, reported by the Company during the period of the embezzlement, the Company will file for a tax refund of approximately $808,000. The receivable is recorded in "Income Taxes Receivable" in the consolidated financial statements.

The embezzlement had a material effect on the Company's financial statements for fiscal years 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded an embezzlement loss of approximately $2,593,000, $6,044,000 and $2,892,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The embezzlement loss recorded in fiscal 1999 is net of the actual and projected net recoveries aggregating $3,500,000.

In addition to the notification and involvement of the appropriate authorities, and the intensive and ongoing investigative efforts, the Company has taken other important steps as a result of the embezzlement. The Board of Directors appointed a special committee of the Board to focus on the recovery of assets taken from the Company and minimization of the damages sustained as a result of the embezzlement.

The employment contract of the HTSC president was not renewed, and he is no longer employed by the Company. Furthermore, new executives have been hired to manage the technology services division and to consolidate the Company's financial and administrative activities. The Company has also transferred key accounting and cash management functions of HTSC to Company headquarters.

FEDERAL GOVERNMENT CONTRACTS

A significant portion of the Company's revenues have historically been derived from contracts or subcontracts with the United States Government. In fiscal years 1999, 1998 and 1997, the Company received revenues from 32, 95 and 183 Government contracts, respectively, which accounted for approximately 45%, 35% and 47%, respectively, of the Company's total revenues. In fiscal 1999 and 1998, the number of contracts does not separately reflect the task orders completed under IDIQ (Indefinite Delivery Indefinite Quantity) contracts compared to 1997. The embezzlement matter did not involve or affect the Company's fulfillment of its Government contracts nor its accounting thereof and its detection did not trigger any termination provisions.

The services of the Company are performed under cost reimbursable, time-and-materials and fixed-price contracts and subcontracts. Under cost reimbursable contracts the Government reimburses the Company for its allowable costs permitted by Government regulations and pays the Company a negotiated fixed fee, incentive fee, award fee or combination thereof. Under time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed-price contracts, the Government pays the Company an agreed-upon price for services rendered. In addition, under certain fixed price contracts, incentive fees are allowed if established performance goals are met or exceeded and penalties are imposed if goals are not attained. Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain losses.

The Company's Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the Government's requirements or budgetary restrictions. When the Company participates as a subcontractor, it is subject to the risk that the primary contractor may fail or become unable to perform the prime contract.

All Government contracts are subject to termination at the convenience of the Government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. Since the inception of the Company's federal Government contracting activities, the Government has only terminated four contracts with the Company for convenience.

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

Under certain circumstances the Government can suspend or debar individuals or firms from obtaining future contracts with the Government for specified periods of time. Any such suspension or debarment could have a material adverse effect upon the Company. The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA), which can result in adjustments to contract costs and fees. Audits by DCAA have been completed for years through fiscal year 1995 with minimal adjustment to the Company's cost accounting records and contract revenue reimbursement.

COMMERCIAL AND STATE/MUNICIPAL GOVERNMENT CONTRACTS

The Company continues to work towards expanding its commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and outsourcing opportunities. The Company's expanding development of computer network solutions, integration and management services follows from its prior acquisition strategy where these basic capabilities were brought into the Company. State/municipal government contracts may expand from privatization opportunities.

The following table reflects the distribution of revenues by type of customer (see Item 7 for further discussion):

                                                             Years Ended March 31,

                                                              As Restated                   As Restated
                                      1999                        1998                          1997
                                      ----                        ----                          ----
   Commercial                 $    23,725,000      29%     $    28,770,000     39%        $    22,647,000     30%

   State/Local                     21,271,000      26%          19,180,000     26%             17,362,000     23%

   Federal Government              36,816,000      45%          25,820,000     35%             35,480,000     47%
                              ---------------    -----     ---------------   -----        ---------------   -----
   Total                      $    81,812,000     100%     $    73,770,000    100%        $    75,489,000    100%
                              ===============    =====     ===============   =====        ===============   =====

TYPE OF CONTRACTS

The following table reflects, by type of contract, the amount of revenues derived for the periods indicated:

                                                             Years Ended March 31,

                                                              As Restated                   As Restated
                                      1999                        1998                          1997
                                      ----                        ----                          ----

      Cost reimbursable        $    1,723,000      2%       $     5,843,000       8%       $     6,783,000      9%

      Time & materials             12,594,000     15%             8,114,000      11%             8,304,000     11%

      Fixed-price                  67,495,000     83%            59,813,000      81%            60,402,000     80%
                               --------------   -----       ---------------    -----       ---------------   -----
      Total                    $   81,812,000    100%       $    73,770,000     100%       $    75,489,000    100%
                               ==============   =====       ===============    =====       ===============   =====

ACCOUNTS RECEIVABLE

Trade accounts receivable at March 31, 1999 and 1998 represented 61% and 53% of total assets, respectively. Accounts receivable are comprised of billed receivables and unbilled receivables. Billed receivables represent invoices presented to the Customer. Unbilled receivables represent future payments due from the Customer for which invoices will not be presented until a later period. The reasons that invoices are not presented may be categorized as follows: (1) fee and cost retainage rights of the Government; (2) billable documents in transit; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; and (4) amounts in excess of billings arising on fixed-price contracts from recognition of revenues under the percentage of completion method.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is not reimbursable under Government contracts.

For a summary of the amounts of retainages and unbilled receivables as of March 31, 1999 and 1998, see Note 4 to the consolidated financial statements.

BACKLOG

The Company's funded backlog for services as of March 31, 1999, 1998 and 1997 was $33,000,000, $45,000,000, and $29,000,000, respectively. "Funded" backlog represents commercial orders and Government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contract orders provide for potential funding materially in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance. The increased level of funded backlog at March 31, 1998 resulted from the timing of orders received on a digital communication switch contract with the United States Army. Depending upon the volume and timing of orders received on this multi year Indefinite Delivery Indefinite Quantity ("IDIQ") contract, revenue realized may exceed 10% of revenue although no assurances can be given. In fiscal 1999, revenues from this contract amounted to approximately $12.2 million.

As of March 31, 1999, based on total amounts bid on contracts awarded, the Company's five-year potential revenues for work remaining to be performed under existing contracts are approximately $433,000,000. The unfunded portion is $400,000,000 which includes $101,000,000 in options and $299,000,000 in undefinitized work. The realization of these potential revenues is dependent upon a variety of contract contingencies beyond the control of the Company, such as complete funding and the exercise of all existing contract options by the Government and commercial clients. There can be no assurance that such revenues will be realized.

Commercial contracts do not typically have multi-year options, and accordingly, related backlog levels are not significantly increasing in proportion to total revenues.

MARKETING

The Company contracts with the Federal Government, State/Local Governments and commercial entities, each of which requires a different marketing approach. The Federal Government maintains that it buys from companies rather than having companies sell to it, and marketing is more related to keeping abreast of the Government's specified needs versus building markets within the Government for the Company's services. However, the Company conducts a large portion of its business within the commercial and state/local government sectors, and consequently uses traditional marketing approaches to determine commercial customer needs and to enhance the chances that its services will be considered for those needs.

The Company's ability to compete successfully for Government work is largely dependent on recognizing Government requirements and opportunities, the submission of responsive and cost-effective proposals, and a reputation for the successful completion of government contracts. Recognition of Government requirements and opportunities come from inclusion on bidders lists, from participation in activities of professional organizations and from literature published by the Government and other organizations.

Commercial marketing involves the determination of customer needs that match the services offered by the Company, and this is accomplished through individuals who conduct sales calls, attend trade shows, and build a network of customer knowledge and confidence in the Company. Those activities, along with the development of strategic alliances and the reputation the Company has built, represent the normal manner in which the Company's commercial business is obtained.

COMPETITION

The Company has numerous competitors in all areas in which it does business. Some competitors are large diversified firms having substantially greater financial resources and larger technical staffs than the Company, including, in some cases, the manufacturers of the systems being supported. Government in-house capabilities can also be deemed to be competitors of the Company in that they perform certain services which might otherwise be performed by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which the Company is engaged are technology skills, quality, responsiveness, ability to perform within estimated time and expense limits and pricing.

PERSONNEL

On March 31, 1999, the Company had 649 employees of whom 85 were part time. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations are excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company has not experienced material difficulties obtaining the personnel required to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with labor unions on four of its federal and state/local government contracts. To date, relations with these unions have been excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.

ITEM 2. PROPERTIES

On November 6, 1997, the Company sold the twin-building office complex for $5,250,000 and leased back the Company's headquarters building. The transaction generated other income of $1,490,000 of which $715,000 is being amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

The Company is obligated under 14 short-term facility leases connected with its operations.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $0.24, is listed on the American Stock Exchange. Due to the material nature of the embezzlement matter (see Item 1 and Note 2 to the consolidated financial statements), the Company and the American Stock Exchange halted trading of the Company's stock on March 17, 1999, while the Company developed definitive disclosure on the matter. The Company can give no assurances as to when trading may resume.

At September 7, 1999, there were approximately 743 holders of record of the Company's Common Stock as reported by the Company's transfer agent.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange.

                                Fiscal Year 1999           Fiscal Year 1998
                                ----------------           ----------------
      Fiscal Quarter,           High         Low           High         Low
      ---------------           ----         ---           ----         ---
      April - June              9-1/2       7-5/8          11-1/2      6-3/4
      July - Sept.              9-1/4       6-5/8          10-7/8      7-5/8
      Oct. - Dec.               9-3/8       5-1/4          13-1/8      8-3/4
      Jan. - March 17, 1999     11          7              10          7-1/2

In fiscal 1999, the Company paid a cash dividend of $0.05 per share on June 10, 1998, September 10, 1998, December 10, 1998 and March 10, 1999 to shareholders of record on May 20, 1998, August 21, 1998, November 25, 1998 and February 24, 1999, respectively.

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

The Company did not declare a cash dividend to be paid in the first quarter of fiscal year 2000 and there is no assurance it will do so in future periods. Amendments, dated June 23, 1999 and September 7, 1999, to the current bank loan agreement prohibit the payout of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table includes certain selected financial data (fiscal 1998 and 1997 are restated) of the Company for the fiscal years and periods indicated (amounts in thousands except per share data):


                                                       Restated          Restated
                                        1999              1998               1997           1996            1995
                                        ----              ----               ----           ----            ----
Revenue                                $81,812          $ 73,770         $  75,489       $  47,159      $  45,603
Net income (loss)                      (5,299)           (5,600)           (3,320)             763            858
  per common share - basic              (2.63)            (2.79)            (1.67)             .43            .48
  per common share - diluted            (2.63)            (2.79)            (1.67)             .43            .48

Long-term obligations
  including current
   maturities                           20,225            15,709            17,162           3,869          7,230

Cash dividends per
  common share                             .20               .20              .187            .173            .17

Total assets at
  year-end                              38,735            30,967            37,776          24,828         22,107

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual 10-K Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, ramifications regarding the embezzlement matter changes in government regulations and competition, which may, among other things affect the ability of the Company to implement its business strategy.

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

Readers are referred to the "Factors that May Affect Future Results" section within this Item 7 of Form 10-K which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

As more fully discussed in Note 2 to the financial statements, on March 18, 1999, the Company announced that an internal investigation had revealed an apparent material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement matter had a material effect on the Company's financial statements for fiscal years 1999, 1998 and 1997, and accordingly, the Company's previously reported financial statement for 1998 and 1997 have been restated.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal year ended March 31. (Tabular information: dollars in thousands, except per share amounts).


                                                                      Restated                      Restated
Results of Operations                     1999         Change           1998        Change            1997
---------------------                     ----         ------           ----        ------            ----
Revenues                             $   81,812           11%       $   73,770         (2%)       $   75,489

Cost of services                         78,558           14%           68,556         (4%)           71,384
  Percent of revenues                       96%                            93%                           95%

General & Administrative                  3,833          (6)%            4,074           4%            3,904
  Percent of revenues                        5%                             6%                            5%

Operating cost and expenses:             82,391           13%           72,630         (3%)           75,288
  Percent of revenues                      101%             -              98%            -             100%

Operating (loss) income                   (579)           N/A            1,140         467%              201
  Percent of revenues                      (1%)             -               2%            -                -

Interest expense                          1,454          (5%)            1,535          62%              950
Other  expense (income)                     773           N/A            (923)         156%            (360)
Embezzlement (loss)                     (2,593)           N/A          (6,044)          N/A          (2,892)

Income tax (benefit) expense              (100)             -               84            -               39
Effective tax rate                            -                              -                             -

Net loss                                (5,299)           N/A          (5,600)          N/A          (3,320)

Net loss per share - basic           $   (2.63)                    $    (2.79)                    $   (1.67)
Net loss per share - diluted         $   (2.63)                    $    (2.79)                    $   (1.67)

Revenues

1999 consolidated revenues increased by 11% from 1998, principally due to increased orders delivered on a new digital communications switch contract with the United States Army and the ramping up of a new facilities management contract with HUD.

1998 consolidated revenues decreased modestly (2%) from 1997, primarily because of a large revenue gap created by the completion of a major digital switch contract with the United States Army and the subsequent delay in the award and implementation of a similar but larger contract.

1999 technology services revenues increased 5% from $59.2 million in 1998 to $62.2 million in 1999 primarily due to the increased orders delivered on the new digital communications switch contract. 1998 technology service revenues decreased 2% in 1998 to $59.2 from $60.2 in 1997 primarily because of the gap in revenue between the predecessor digital communications switch contract and its follow on contract.

1999 facilities management revenues increased 34% from $14.6 million in 1998 to $19.6 million in 1999 primarily due to the ramping up of a new facilities management contract with HUD. 1998 facilities management revenues of $14.6 million was consistent with 1997 revenues of $14.9 million.

Operating Costs and Expenses

The Company's 1999 cost of services increased 14%, which was somewhat larger than the comparable revenue increase of 11%. Cost of services for 1999 rose at a more rapid rate than revenue due to lower profit margins permitted by the government on a new digital communications switch contract and a rampup of marketing and service efforts in the technology segment. In addition, the 1999 costs of services reflects a significant provision for inventory obsolescence and shut down costs for the closing of an unprofitable computer maintenance contract. Also the increase in costs as a percentage of revenues in 1999 reflects costs associated with pursuing the higher margin services component of information technology business.

The 1998 cost of services decreased from 1997 in relative proportion to the decrease in revenues from the prior year.

General and administrative expenses (G&A) declined 6% in 1999 from 1998 primarily due to controlling facililty and insurance costs and lower depreciation charges. They increased 4% in 1998 from 1997 primarily because of higher office rental cost after the sale and lease back of the Company's headquarters and increased printing costs.

Operating Income

Operating income decreased by $1,719,000 in 1999 principally due to a sales mix shift within the technology segment which resulted in tighter margins on the new telecommunications switch contract, increased provision for inventory obsolescence and shut-down costs for the closing of an unprofitable computer maintenance contract.

Operating income increased by $939,000 (467%) in 1998 as compared to 1997 as a result of reengineering of the computer maintenance services in the technology segment, and higher margins experienced in the facilities segment on maintenance contracts.

Interest and Other Income or Expense

Interest expense declined 5% in 1999 principally due to a decline in effective interest rates. Interest expense increased 62% in 1998 as compared to 1997 as a result of increases in outstanding borrowings. Other expense in 1999 was related to one-time writeoffs of certain fixed assets. Other income increased by 156% in 1998 as compared to 1997 principally due to gains arising from the sale/leaseback of corporate headquarters.

Embezzlement Loss

Embezzlement losses reflect the cash amounts embezzled from the Company. The embezzlement loss in 1999 is net of $3.5 million of total net recoveries realized and/or anticipated from certain recovered assets (net of recovery costs) and insurance proceeds. For additional discussion, see "Embezzlement Matter" in Item 1 and Note 2 of the consolidated financial statements.

Income Taxes

As a result of the Company's losses, federal and state tax refunds of approximately $808 thousand are anticipated from taxes paid for previous periods and have been recorded as a receivable as of March 31, 1999. In addition, the Company has net operating loss carryforwards amounting to approximately $12,500,000 which expire in 2019. Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carry forwards in its financial statements.

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

The Company serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. The Company's operating results could be adversely affected by industry-wide pricing pressures, the ability of the Company to recruit, train and retain personnel integral to the Company's operations and the presence of competitors with greater financial and other resources. Also, the Company's operating results could be adversely impacted should the Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. The Company's plan for growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful.


                                                                                                   Restated            Restated
Liquidity and Capital Resources                                              1999                    1998                1997
-------------------------------                                              ----                    ----                ----
Cash                                                                        $             0    $             0    $       274,000
Working capital                                                                     736,000          7,363,000         10,598,000
Net cash (used) provided by operations before
impact of embezzlement                                                            1,944,000          4,804,000        (8,051,000)
Net cash (used) due to embezzlement                                             (5,421,000)        (6,044,000)        (2,892,000)
                                                                                -----------        -----------        -----------
Net cash (used) in operating activities                                         (3,477,000)        (1,240,000)       (10,943,000)

Net cash (used) provided by investment activities                                 (651,000)          2,776,000        (4,626,000)
Net cash  provided (used) by financing activities                                 4,128,000        (1,810,000)         13,100,000

At March 31, 1999, the Company's working capital of $736,000 and current ratio of 1.02 indicate the diminution in the Company's financial strength caused by the embezzlement matter which resulted in the use of cash in operations during the three fiscal years ended March 31, 1999. In October and November 1998 in a series of private placements, the Company issued $2 million of subordinated notes due April 1, 2000 to Research Industries Incorporated, a private investment company and an affiliate of the Company. Cash was also provided through bank borrowings.

In fiscal 1998, the sale of the Company's office complex provided over $4.8 million of cash, net of selling expenses, which was used to retire mortgage debt of $2.5 million and other operating debt as well as pay income taxes on the transaction. In a January 1998 private placement, the Company issued a $2 million 7% Convertible Subordinated Debenture due January 2003 to Research Industries, Incorporated. The net proceeds were applied to reduce the Company's revolving line of credit. Otherwise in 1998, operations required $1,240,000 for working capital needs.

In 1997, the uses of cash in operations of $10,943,000 and investment activities of $4,626,000 reflected the effect of the acquisitions of CMSA and CCI and the insertion of working capital into the two companies including the substitution by the Company of approximately $7.3 million of bank debt at significantly reduced interest rates for prior high-interest rate financing from nonbank sources.

A summary of future minimum lease payments is in Note 10 to the consolidated financial statements. Capital expenditures in 1999 were substantially reduced from prior years to conserve cash and the Company does not expect fiscal year 2000 technology requirements to result in greater capital expenditures than fiscal year 1999. The Company continues to sublease a portion of its headquarters building generating approximately $112,000 annually.

As a direct result of the material nature of the embezzlement matter, the Company was in technical default of its $14.5 million revolving credit agreement and related term notes (aggregating $4.6 million) that were in place at March 31, 1999. In the interim months, the Company entered into a series of forebearence agreements which enabled the borrowing agreement to remain in effect. Effective September 1, 1999, the Company re-negotiated its borrowing agreement to provide funding availability from its current collateral base. The revolving credit agreement availability has been reduced to $12 million subject to borrowing base requirements primarily tied to levels of accounts receivable. At August 31, 1999, the Company had approximately $2.3 million of excess borrowing capacity under the $12 million line of credit.

The bank term notes aggregating $4.6 million at March 31, 1999 have also been renegotiated effective September 1, 1999 to amounts aggregating $3.5 million. Based on the re-negotiated payment terms, the aggregate term notes will be further reduced during fiscal year 2000 based on cash received from embezzlement recoveries, tax refunds and potential asset sales, if any. See Note 6 to the financial statements.

The subordinated debt agreements with an affiliate, which aggregated $4 million at March 31, 1999, are not in default and their terms have remained unchanged, however, the new banking agreement dated September 1, 1999 prohibits the payments of principal or interest through September 15, 2000. See Note 6 to the financial statements.

The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries, tax refunds and investing activities should be sufficient to meet its current operating cash requirements although there can be no assurances that all the aforementioned sources of cash can be realized.

On September 2, 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 and currently due to the supplier will be paid over 18 months with interest at 8.5%. $506,945 was paid on September 2, 1999 and will be paid on October 1, 1999, $299,965 will be paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001.

Year 2000 Compliance

State of Readiness: During fiscal 1999 the Company undertook a formal Year 2000 readiness project assessment of all information technology assets to ensure the compliance of all applications, operating systems and hardware on its PC desktop suites and LAN and WAN server and communications platforms; the compliance of voice and data network software and hardware; to address issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and to address the compliance of key vendors and other third parties.

The phases of the Project are : (i) inventorying Year 2000 items and assigning priorities, (ii) assessing the Year 2000 compliance of items, (iii) remediating or replacing items that are determined not to be Year 2000 compliant; (iv) testing items for year 2000 compliance, and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing.

The inventory and assessment phases of the Project were completed in mid fiscal 1999. At March 31, 1999, all of the Company's application systems had been remediated and current date tested. Essentially all critical hardware and software was compliant and tested by March 31, 1999. The remaining items will be resolved, tested and remediated by October 1999.

The Company is addressing non-information technology systems readiness through direct contact with our critical supplier chain to validate Year 2000 readiness. As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, have been identified and contacted. Procedures are being undertaken in an attempt to reasonably ascertain their state of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means. The Company paid particular attention to suppliers and shippers of the product comprising its hardware inventory.

Cost: The estimated total cost of the Year 2000 Project is approximately $90,000, including $30,000 of internal labor costs devoted to the project. Costs incurred during fiscal 1999 were approximately $62,000, with the remainder of the estimated total being incurred during the first and second quarters of FY 2000.

Risk: The Company believes that its Year 2000 readiness program will prepare the Company for Year 2000 compliance in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those external parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or external parties contingency plans will mitigate the effects of any noncompliance. Given the current status of the Company's year 2000 Project, management believes that the most probable worst case scenario could result in short term business interruptions. However, failure by the Company and/or external parties to complete year 2000 readiness work in a timely manner could have a materially adverse effect on the Company's financial position and its results of operations.

Contingency Plans: The Company is developing a Year 2000 Contingency Plan designed to address problems arising from Year 2000 failures of critical third parties and will be directed towards providing alternate sources of supply to the Company.

The Company expects to complete its contingency planning phase for Year 2000 by November 1, 1999.

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

At March 31, 1999, the Company had $20,225,000 of debt outstanding of which $4,000,000 bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

The Company conducts a limited amount of businesses overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

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

                                    DIRECTORS

Arch C. Scurlock, age seventy-nine, presently Chairman of the Board of Directors, has been a Director of the Company since 1973. He had served from 1969 to 1992 as Chairman of the Board of TransTechnology Corporation, a manufacturer of aerospace-defense and other industrial products. Since 1968, he has been President and a Director and controlling shareholder of Research Industries Incorporated, a private investment company.

John J. Reis, age fifty-six, joined the Company on March 1, 1999, as President and Chief Executive Officer, and was elected to the Board of Directors on March 24, 1999. He was President, CEO and Director of NumereX Corporation from 1996 to 1998 and President and CEO of MAXM Systems Corporation, a provider of automation software and services for enterprise wide systems and network management, from 1989 to 1996.

Howard C. Mills, age sixty-five, has been a Director of the Company since October 1984, and he was President and Chief Executive Officer from October 1984 until his retirement on April 16, 1999. He also serves on the Board of the Virginia Tech Corporate Research Center. The Company entered into a consulting agreement with Mr. Mills whereby he will provide certain advisory services to the Company. See Item 11 for further discussion.

John H. Grover, age seventy-one, has been a Director of the Company since 1984. He has served as Executive Vice President, Treasurer and Director of Research Industries Incorporated, since 1968 and as a Director of TransTechnology Corporation from 1969 to 1992.

Ernest L. Ruffner, age sixty-four, elected Director of the Company on March 25, 1985, is an attorney engaged in the private practice of law as a member of the firm of Pompan, Murray, Ruffner & Werfel in Alexandria, Virginia. He has been an attorney for 33 years. Mr. Ruffner is a graduate of the United States Military Academy, served as a First Lieutenant in the United States Army Corps of Engineers and has been a Director of Research Industries Incorporated since 1983. Mr. Ruffner has been Secretary of the Company since 1985. In January 1992, he was given the additional designation of Counsel of the Company, and in September 1994, he was elected General Counsel (See Item 13).

Alvin E. Nashman, age seventy-two, elected Director of the Company on September 17, 1993, served on the Board of Directors of Computer Sciences Corporation
(CSC) and as President of its Systems Group until 1996 and 1991 respectively. Dr. Nashman currently serves on the Boards of Andrulis Corporation, Spaceworks, Inc., Micros to Mainframes, Inc. (OTC), and on the Advisory Boards of Dominion Wireless, Unitech Inc., and Trawick Associates.

John Toups, age seventy-three, elected Director of Company on September 17, 1993, served as President and CEO of Planning Research Corporation (PRC) from 1978 to 1987. He also served as interim Chairman of the Board and CEO of the National Bank of Washington and Washington Bancorp and is currently a Director of CACI International, NVR, Inc., Telepad Corporation, Thermatrix, Inc. and GTSI.

                            OTHER EXECUTIVE OFFICERS

In addition to Messrs. Reis and Ruffner, the following persons serve as executive officers of the Company:

John D. D'Amore, age forty-nine, Vice President Finance and Accounting and Chief Financial Officer, Controller and Treasurer, joined Halifax on April 10, 1996. He previously served as Vice President Finance for CTA International, Inc. and CTA Space Systems, subsidiaries of CTA Incorporated. Prior to that he served in various executive finance positions including five years as Vice President Finance with Presearch Inc. Mr. D'Amore is a Certified Public Accountant and a member of the Virginia Bar.

James C. Dobrowolski, age thirty-six, joined Halifax as a result of the Company acquiring EAI Services which he had managed for two years. Mr. Dobrowolski currently serves as the Vice President in charge of the Simulation and Facilities Services Division. Prior to joining EAI as Director of Contracts in April 1988, he was with Engineering and Professional Services Inc. where he served as Manager of Subcontract Administration for two years.

Charles L. McNew, age forty-seven, Executive Vice President, joined Halifax in July 1999. From 1994 through July 1999 he was Chief Financial Officer and more recently Chief Operating Officer for NumereX Corporation, an international data transport company. Prior to that he served in various executive finance and operations positions for publicly held companies. Mr. McNew is a Certified Public Accountant.

Thomas F. Nolan, age fifty-four, has been Vice President, Computer Services Division since December 1995. Before joining the Company, Mr. Nolan worked six years as an independent executive in Financial Services Management. Prior to that, he was Senior Vice President, Marketing for Decision Data Services, Inc, a nation wide computer maintenance firm. For sixteen years Mr. Nolan held various executive positions with Bell Atlantic Corporation's SORBUS Service Division.

Frank J. Ostronic, age seventy, Vice President Federal Services Division, joined Halifax on May 24, 1996. Mr. Ostronic has over thirty-nine years experience in various executive positions including fourteen years with Computer Science Corporation as Vice President of Program Development. A U.S. Naval Academy graduate, Mr. Ostronic retired from the U.S. Navy with the rank of Captain.

Robert V. Santmyer, age thirty-nine, Vice President and General Manager, Technology Services Division since June 1999. Prior to joining Halifax he was Vice President, Professional Services, Dictaphone Corporation. Other positions held were General Manager, DCX Systems LTD of NumereX; Vice President, Professional Services, MAXM Systems Corporation; and Manager, Network Provisioning, Sprint.

Melvin L. Schuler, age fifty-five, is Vice President, Communications Services Division. Mr. Schuler has been with Halifax since 1972, serving in various management positions within the Communications services line of business.

James L. Sherwood, IV, age fifty-seven, is Vice President, Contracts and Administration. He previously served as Vice President of the Company's Facilities Services Division. He has been with the Company and its subsidiaries for twenty years. He previously served as Vice President and manager for the Company's former Facilities Services Division.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information on the Chief Executive Officer and the only other officers whose compensation exceeded $100,000 serving at the close of the fiscal year ended March 31, 1999 for services rendered in all capacities during the fiscal years ended March 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                         Long Term Compensation
                              -----------------------                    -----------------------------
                                                                          Awards            Payouts
                                                                         ---------          --------
                                                            Other
                                                            Annual       Restricted                                 All Other
                                     Salary       Bonus     Compen-      Stock           Options     LTIP           Compen-
                                                            sation       Awards          SARs        payouts        sation
                          Year        ($)          ($)       ($) (1)      ($)            (#)           ($)           ($)
                          ----       ------       -----     -------     ----------      -----       -------        ----
John J. Reis(6)           1999        11,539         -            -          -         50,000          -             -
CEO/President

Howard C. Mills(5)        1999       172,603         -         4,697         -             -           -          22,900(3)
Former CEO/President      1998       164,417         -         4,119         -             -           -           3,227(2)
                          1997       160,804     43,200        4,323         -          7,200          -           3,135(2)

James L. Sherwood IV      1999       111,348      3,220           -          -          5,000          -           9,453(3)
                          1998       106,156         -            -          -             -           -           2,136(2)
                          1997       101,550     14,400           -          -          3,000          -           2,013(2)

James C. Dobrowolski      1999       113,659      6,864        2,400         -          8,000          -           2,130
                          1998       112,390     17,950           -          -             -           -           2,607(2)
                          1997       113,549     28,430           -          -          6,375          -           6,117(3)

Melvin L. Schuler         1999       108,764         -            -          -          3,000          -           2,443(3)
                          1998       103,650     54,096           -          -             -           -           3,345(2)
                          1997        97,786     57,670           -          -          4,500          -           1,956(2)

Thomas E. Nolan           1999       117,219     19,107           -          -          5,000          -           3,032(3)
                          1998       111,177      8,439           -          -          1,500          -           2,399(2)
                          1997       107,623         -            -          -          6,375          -          13,768(4)

Frank J. Ostronic         1999       114,162         -            -          -          3,000          -           4,186(3)
                          1998       110,240         -            -          -          5,000          -           1,823(2)

John D. D'Amore           1999       108,764      2,963           -                     5,000          -           2,266(3)
                          1998       102,412         -            -          -          4,000          -           2,050(2)

(1)  Value of Company furnished auto.
(2)  Amounts contributed to officer under 401(k) plan.
(3) Amounts contributed to officer under 401(k) plan, insurance plans, and paid vacation.
(4)  Amounts contributed to officer under 401(k) plan and living expenses.
(5) Mr. Mills retired from the Company effective April 16, 1999. The Company entered into a consulting agreement with Mr. Mills whereby he will provide certain advisory services to the Company. The Agreement is for a term of ten (10) years commencing April 16, 1999 and ending April 15, 2009. Mr. Mills will receive $50,000 per year, payable monthly, in exchange for his services.
(6) The Company entered into an Executive Severance Agreement ("Agreement") with Mr. Reis on March 1, 1999. The Agreement provides benefits under certain circumstances including a change in control of the

     Company and is automatically renewed from year to year. It confirms that employment is at will and provides for termination without additional compensation in the event of death, resignation, retirement or for cause. Except in connection with a change of control, termination for any other reason results in compensation equal to eighteen (18) months salary. In the event of termination within one (1) year after a change in control or in the event Mr. Reis resigns or retires during the first ninety (90) days after a change in control, he would receive compensation equal to thirty-six (36) months salary subject to statutory limitations.

DIRECTOR COMPENSATION

Except for Howard Mills, who became a Consultant to the Company upon his retirement as President and CEO, directors who are not officers of the Company receive an annual fee of $1,000 and also receive $2,000 and reimbursement of expenses incurred for each meeting of the Board of Directors which they attend. Alvin Nashman also receives $2,000 per month for consulting services provided to the Company.

STOCK OPTION PLANS

The 1984 Incentive Stock Option and Stock Appreciation Rights Plan (the 1984 "Plan") terminated on May 15, 1994. All options expired prior to July 18, 1998 (See Note 8 to the consolidated financial statements).

In 1994, the Company's shareholders approved the 1994 Key Employee Stock Option Plan (the 1994"Plan"). The Company's key employees, including officers, were eligible to participate. Directors who were not officers were not eligible.

At the 1998 Annual Meeting of Shareholders, the shareholders approved amendments to the 1994 Plan which increased to 280,000 the number of shares authorized for issuance pursuant to the 1994 Plan.

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

The committee also has the sole and absolute discretion to grant options entitling the Participants to purchase shares of Company Common Stock from the Company in such number, at such price and on such terms and subject to such conditions, not inconsistent with the terms of the 1994 Plan, as may be established by the Committee. Due to the broad discretion of the Committee, it is not possible to determine at this time the benefits or amounts that will in the future be received by or allocated to the participants, if any.

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

Each Option granted under the 1994 Plan shall be exercised by written notice to the Company. The Purchase Price of shares purchased upon exercise of an Option granted under the 1994 Planis required to be paid in full.

No option may be exercised in whole or in part prior to six months from the Date of Grant.

The Board has complete power and authority to amend the 1994 Plan at any time as it deems necessary or appropriate and no approval by the stockholders of the Company or by any other person, committee or entity of any kind is required to make any amendment; provided, however, that the Board shall not, without the affirmative approval of stockholders of the Company, increase the number of shares of Company Common Stock available for

Option grants thereunder or make any other amendment which requires stockholder approval under Rule 16b-3 promulgated under the Securities Exchange Act of 1934 as amended.

In fiscal year 1997, options totaling 105,600 shares were granted to employees at exercise prices ranging from $4.67 to $7.67, the market prices on the dates of issuance.

In fiscal year 1998, options totaling 15,500 shares were granted to employees at exercise prices ranging from $7.56 to $10.25, the market price on the dates of issuance.

In fiscal year 1999, options totaling 87,000 shares were granted to employees at exercise prices ranging from 7.81 to $7.875, the market price on the dates of issuance.

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

Under the terms of the plan, each year on the first day of the first month following the Annual Meeting of Shareholders of the Company, each Non-Employee Director who has been elected or reelected as a Board member shall receive an option. This option may be either a first option or subsequent option. At initial election to the Board, a first option shall be granted for 5,000 Common Stock shares. A first option becomes exercisable in installments cumulatively with respect to one sixtieth of the Option Stock per month after the date of grant, so that one hundred percent shall be exercisable five years after the date of grant. Upon each annual reelection as a Board Member, a subsequent option shall be granted of up to a maximum of 2,000 Common Stock shares. A subsequent option becomes exercisable in installments cumulatively with respect to one-twelfth of the optioned stock per month after the date of grant, so that one hundred percent shall be exercisable one year after the date of grant. The total maximum number of shares of Common Stock for which any director shall be granted options under this plan is 13,000. No option or any part of an option shall be exercisable after the expiration of ten years from the date the Option was granted.

In fiscal 1998, options totaling 30,000 shares were granted to non-employee Directors at $10.25 per share, the market price on date of issuance.

In fiscal 1999, options totaling 12,000 shares were granted to non-employee Directors at $7.03 per share, the market price on date of issuance.

See Note 8 to the consolidated financial statements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 7, 1999 (1) the number of shares of the Company's Common Stock owned beneficially by each person who owned of record, or was known by the Company to have owned beneficially, more than 5% of such shares then outstanding, (2) the number of shares owned beneficially by each director and executive officer of the Company, and (3) the number of shares owned beneficially by all officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address of                       Amount and Nature of
 Beneficial Owner                         Beneficial Ownership                   Percent
-------------------                       --------------------                   -------
Research Industries                             680,300                           33.8
Incorporated (1)(3)(6)
123 North Pitt Street
Alexandria, VA 22314

Arch C. Scurlock (1)(2)                         681,800                           33.9
123 North Pitt Street
Alexandria, VA 22314

Howard C. Mills (5)                              68,367                            3.4
5221 Mountain View Drive
Broad Run, VA  20137

Alvin E. Nashman                                  4,500                             *
3609 Ridgeway Terrace
Falls Church, VA  22042

John Toups                                        4,500                             *
1209 Stuart Robeson Dr.
McLean, VA  22101

John H. Grover (2)(3)                             1,500                             *
123 North Pitt Street
Alexandria, VA 22314

Ernest L. Ruffner (4)                               150                             *
209 North Patrick Street
Alexandria, VA 22314

Name and Address of                 Amount and Nature of
 Beneficial Owner                   Beneficial Ownership         Percent
-------------------                 --------------------         -------
Melvin L. Schuler                            6,850                   *
5250 Cherokee Avenue
Alexandria, VA  22312

John D. D'Amore                                560                   *
5250 Cherokee Avenue
Alexandria, VA  22312

James L. Sherwood IV                           425                   *
5250 Cherokee Avenue
Alexandria, VA  22312

Frank J. Ostronic                              250                   *
5250 Cherokee Avenue
Alexandria, VA  22312

Thomas E. Nolan                                175                   *
5250 Cherokee Avenue
Alexandria, VA  22312

All officers and directors                 769,077                 38.2
as a group, including
the above
 (14 persons)

*Less than 1%

(1) Research Industries Incorporated is 93% owned by Arch C. Scurlock, Chairman of the Company's Board of Directors. Dr. Scurlock is also President and a director of Research Industries Incorporated.

(2)  Includes 680,300 shares owned by Research Industries Incorporated.

(3) Mr. Grover is also a 5% owner, a director and Executive Vice President and Treasurer of Research Industries Incorporated.

(4)  Mr. Ruffner is a director of Research Industries Incorporated.

(5)  Includes 450 shares held by Mr. Mills' wife.

(6) Research Industries Incorporated owns $2 million face amount of the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and $500,000 face amount of the Company's
     Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ernest L. Ruffner, Secretary and General Counsel and a Director of the Company, is a member of the law firm of Pompan, Murray, Ruffner & Werfel however, he received no fees therefrom for services to the Company. During the fiscal year ended March 31, 1999, the Company paid $74,250 for legal services to Mr. Ruffner as General Counsel.

Jacob Pompan of Pompan, Murray, Ruffner & Werfel has represented the Company in its government contract affairs since 1984. During the fiscal year ended March 31, 1999, the Company paid $88,247 to the firm for services rendered.

Alvin E. Nashman, a Director of the Company, provides consulting services under an agreement with the Company. During the fiscal year ended March 31, 1999, the Company paid $24,000 for consulting services to Mr. Nashman.

Research Industries, Incorporated, the owner of 680,300 shares or 33.8% of the Company's common stock, owns $2 million face amount of the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and $500,000 face amount of the Company's Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. See Note 6 to the consolidated financial statements for further discussion.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.      Consolidated Financial Statements

        -    Report of Independent Auditors
        - Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997
        -    Consolidated Balance Sheets as of March 31, 1999 and 1998
        - Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997
        - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 1999, 1998 and 1997
        -    Notes to Consolidated Financial Statements

2.      Financial Statement Schedule

        -    Schedule II, Valuation and Qualifying Accounts

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

4.2 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated Dec. 11, 1992 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10-K for the Year ended March 31, 1993.)

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

4.5 Fifth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated June 25, 1998 and restated notes (Incorporated by reference to Form 8-K dated October 6, 1998.)

4.6 Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes.

10.1 1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended March 31, 1989).

10.2 Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended March 31, 1992).

10.3 1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.6    John J. Reis Executive Severance Agreement.

22      Subsidiaries of the registrant.

23      Consent of Ernst &Young LLP, Independent Auditors.

(b)     Reports on Form 8-K
        Form 8-K dated March 18, 1999 - Halifax Reports Embezzlement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By /s/John J. Reis
  ----------------
  John J. Reis
  President and Chief Executive Officer                   Date: 9/8/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                                  Date
---------                             -----                                  ----
/s/John J. Reis
---------------------------           President and                         9/8/99
John J. Reis                          Chief Executive
Principal Executive Officer           Officer, Director

/s/John D. D'Amore
---------------------------           Vice President,                       9/8/99
John D. D'Amore                       Chief Financial Officer,
Principal Financial and               Treasurer & Controller
Accounting Officer

/s/Arch C. Scurlock
---------------------------           Chairman of the                       9/8/99
Arch C. Scurlock                      Board of Directors

/s/John H. Grover                     Director                              9/8/99
---------------------------
John H. Grover

/s/Howard C. Mills                    Director                              9/8/99
---------------------------
Howard C. Mills

/s/Alvin E. Nashman                   Director                              9/8/99
---------------------------
Alvin E. Nashman

/s/Ernest L. Ruffner                  Director                              9/8/99
---------------------------
Ernest L. Ruffner

/s/John Toups                         Director                              9/8/99
---------------------------
John Toups

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Halifax Corporation

We have audited the accompanying consolidated balance sheets of Halifax Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/Ernst & Young LLP

Washington , D.C.
September 7, 1999

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                                 Restated                Restated
                                                            1999                   1998                    1997
                                                            ----                   ----                    ----
Revenues (Note 1)                                      $    81,812,000       $   73,770,000         $     75,489,000

Operating costs and expenses:
    Cost of services                                        78,558,000           68,556,000               71,384,000
    General and administrative                               3,833,000            4,074,000                3,904,000
                                                       ---------------       --------------         ----------------

Total operating costs and expenses                          82,391,000           72,630,000               75,288,000
                                                       ---------------       --------------         ----------------

Operating (loss) income                                      (579,000)            1,140,000                  201,000

Interest expense                                           (1,454,000)          (1,535,000)                (950,000)
Other (expense) income                                       (773,000)              923,000                  360,000
Embezzlement loss (Note 2)                                 (2,593,000)          (6,044,000)              (2,892,000)
                                                       ---------------       --------------         ----------------

Loss before income taxes                                   (5,399,000)          (5,516,000)              (3,281,000)

Income tax (benefit) expense (Note 10)                       (100,000)               84,000                   39,000
                                                       ---------------       --------------         ----------------

Net loss                                               $   (5,299,000)       $  (5,600,000)         $    (3,320,000)
                                                       ===============       ==============         ================

Net loss  per common  share - basic                    $        (2.63)       $       (2.79)         $         (1.67)
                                                       ===============       ==============         ================

Net loss  per common share - diluted                   $        (2.63)       $       (2.79)         $         (1.67)
                                                       ===============       ==============         ================

Weighted average number of common shares
outstanding - basic                                          2,012,611            2,006,603                1,985,599
                                                       ---------------       --------------         ----------------

Weighted average number of common shares
outstanding - diluted                                        2,012,611            2,006,603                1,985,599
                                                       ---------------       --------------         ----------------

See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED BALANCE SHEETS AS OF  MARCH 31, 1999 AND 1998

                                                                                  March 31
                                                                          -------------------------
                                                                                           Restated
                                                                          1999               1998
                                                                          ----               ----
ASSETS
CURRENT ASSETS
  Cash                                                                $           0     $           0
  Trade accounts receivable (Note 4)                                     23,800,000        16,475,000
  Other receivables (Note 4)                                              2,848,000            60,000
  Inventory                                                               3,949,000         5,258,000
  Prepaid expenses and other current assets                                 569,000           293,000
  Income taxes receivable (Notes 1 and 10)                                  808,000                 0
  Deferred income taxes (Notes 1 and 10)                                          0           582,000
                                                                      -------------     -------------
TOTAL CURRENT ASSETS                                                     31,974,000        22,668,000

PROPERTY AND EQUIPMENT,  net (Notes 1 and 5)                              2,230,000         3,375,000

GOODWILL, net (Notes 1 and 3)                                             4,044,000         4,298,000

OTHER ASSETS                                                                487,000           626,000
                                                                      -------------     -------------

TOTAL  ASSETS                                                         $  38,735,000     $  30,967,000
                                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Note 7)                      $  21,930,000     $  12,678,000
  Deferred maintenance revenue                                            1,588,000         1,841,000
  Current portion of long-term debt  (Note 6)                             7,720,000           786,000
                                                                      -------------     -------------

TOTAL CURRENT LIABILITIES                                                31,238,000        15,305,000

LONG-TERM BANK DEBT (Note 6)                                              8,505,000        12,923,000
SUBORDINATED DEBT - AFFILIATE (Note 6)                                    4,000,000         2,000,000
DEFERRED INCOME                                                             630,000           690,000
                                                                      -------------     -------------

TOTAL LIABILITIES                                                        44,373,000        30,918,000

STOCKHOLDERS' EQUITY  (DEFICIT) (Note 8)
 Common stock, $.24 par value:
 Authorized - 4,500,000 shares
 Issued - 2,270,090 in 1999 and 2,267,166 in 1998
 Outstanding - 2,013,406 in 1999 and 2,010,482 in 1998                      545,000           544,000
 Additional paid-in capital                                               4,413,000         4,399,000
 Retained earnings (deficit)                                           (10,384,000)       (4,682,000)
                                                                      -------------     -------------
                                                                        (5,426,000)           261,000
Less treasury stock at cost - 256,684 shares in 1999 and 1998               212,000           212,000
                                                                      -------------     -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (5,638,000)            49,000
                                                                      -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  38,735,000     $  30,967,000
                                                                      =============     =============

See notes to  consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                                           Restated         Restated
                                                                        1999                 1998             1997
                                                                        ----                 ----             ----
Cash flows from operating activities:
Net loss                                                          $    (5,299,000)    $   (5,600,000)   $   (3,320,000)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                          1,277,000          1,404,000         1,237,000
  Loss (gain) on sale or disposal of property and
   equipment                                                               773,000          (695,000)            49,000
  (Increase) decrease in accounts receivable                           (7,282,000)          2,899,000       (7,675,000)
  (Increase) decrease in other receivables                             (2,831,000)             20,000          (45,000)
  Decrease (increase) in inventory                                       1,309,000             54,000       (2,520,000)
  (Increase) decrease in prepaid expenses and other
    current assets                                                       (276,000)            418,000         (504,000)
  Decrease (increase) in other assets                                      139,000             93,000         (719,000)
  (Increase) decrease in income tax receivable                           (226,000)          (434,000)         (148,000)
  Increase (decrease) in accounts payable,
   accrued expenses and other current liabilities                        8,999,000          (132,000)         3,233,000
  Increase (decrease) in income taxes payable                                    -                  -          (90,000)
  (Decrease) increase in deferred income taxes                                   -             43,000         (441,000)

  (Decrease) increase in deferred income                                  (60,000)            690,000                 -
                                                                  ----------------    ---------------   ---------------
                                                                         1,822,000          4,360,000       (7,623,000)
                                                                  ----------------    ---------------   ---------------

   Net cash used in operating activities                               (3,477,000)        (1,240,000)      (10,943,000)

Cash flows from investing activities:

 Purchase of property and equipment, net of
   acquisitions                                                          (651,000)        (2,030,000)       (2,032,000)
 Proceeds from sale of property and equipment                                    -          4,856,000                 -
 Acquisitions                                                                    -           (50,000)       (2,594,000)
                                                                  ----------------    ---------------   ---------------

 Net cash (used in) provided by investing activities                     (651,000)          2,776,000       (4,626,000)

Cash flows from financing activities:

 Proceeds from debt borrowings                                          53,431,000         36,862,000        47,159,000
 Repayments of debt                                                   (48,915,000)       (38,315,000)      (33,866,000)
 Cash dividends paid                                                     (403,000)          (401,000)         (371,000)
 Proceeds from sale of stock upon exercise of
  stock options                                                             15,000             44,000           178,000
                                                                  ----------------    ---------------   ---------------

 Net cash provided by (used in) financing activities                     4,128,000        (1,810,000)        13,100,000
                                                                  ----------------    ---------------   ---------------

Net decrease in cash                                                             -          (274,000)       (2,469,000)
Cash at beginning of year                                                        -            274,000         2,743,000
                                                                    --------------    ---------------   ---------------
Cash at end of year                                               $              -    $             -   $       274,000
                                                                  ================    ===============   ===============

See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                   Common Stock       Additional      Retained               Treasury Stock
                          ------------------------    Paid-In         Earnings           ------------------------
                          Shares         Par Value    Capital         (Deficit)          Shares          Cost            Total
                          ------         ---------    -------         ---------          ------          ----            -----
Restated
March 31, 1996           2,220,022     $  518,000     $  3,401,000    $    5,010,000    467,679    $  (388,000)     $   8,541,000
                        ==========     ==========     ============    ==============    =======    ============     =============
Cash Dividends
($.187 per share)                -              -                -         (371,000)          -               -         (371,000)
Net loss (restated)              -              -                -       (3,320,000)          -               -       (3,320,000)

Exercise of
Stock Options               38,611          9,000          169,000                 -          -               -           178,000

Stock Split                    233         15,000         (15,000)                 -          -               -                 -


CMSA Acquisition                 -              -          803,000                 -   (209,445)        175,000           978,000
                        ----------     ----------     ------------    --------------    -------    ------------     -------------

Restated
March 31, 1997           2,258,866     $  542,000     $  4,358,000    $    1,319,000    258,234    $  (213,000)     $   6,006,000
                        ==========     ==========     ============    ==============    =======    ============     =============

Cash Dividends
($.20 per share)                 -              -                -         (401,000)          -               -         (401,000)
Net loss (restated)              -              -                -       (5,600,000)          -               -       (5,600,000)

Exercise of
Stock Options                8,300          2,000           41,000                 -          -               -            43,000

CMSA Acquisition
Earnout                                                                                 (1,550)           1,000             1,000
                        ----------     ----------     ------------    --------------    -------    ------------     -------------

Restated
March 31, 1998           2,267,166     $  544,000     $  4,399,000    $  (4,682,000)     256,684   $  (212,000)     $      49,000
                        ==========     ==========     ============    ==============    =======    ============     =============

Cash Dividends
($.20 per share)                 -              -                -         (403,000)          -               -         (403,000)

Net loss                         -              -                -       (5,299,000)          -               -       (5,299,000)

Exercise of
Stock Options                2,924          1,000           14,000                 -          -                            15,000
                        ----------     ----------     ------------    --------------    -------    ------------     -------------


March 31, 1999           2,270,090     $  545,000     $  4,413,000    $ (10,384,000)     256,684   $  (212,000)     $ (5,638,000)
                        ==========     ==========     ============    ==============    =======    ============     =============

See notes to consolidated financial statements.

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity - Halifax Corporation, (the Company) provides Technology Services and Facilities Management for commercial and government activities. These services include the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems; and the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites. Revenues from services rendered to the United States Government and the relative percentages of such revenues to total revenues for the years ended March 31, 1999, 1998 and 1997 are $36,816,000 (45%), $25,820,000 (35%), and
$35,480,000 (47%), respectively. The reduction in United States Government revenue in fiscal 1998 was primarily a result of reduced deliveries of digital telecommunications switches under long-term contracts.

Principles of Consolidation - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Revenue Recognition - On cost type contracts, revenues are recorded as reimbursable costs are incurred and related fixed and award fees are recorded using the percentage of completion method generally using units of delivery as the measurement basis for effort accomplished. On time and materials contracts, revenues are recorded at the contractual rates as labor hours and other direct expenses are incurred. On fixed price contracts, revenues are recorded using the percentage of completion method generally using units of delivery as the measurement basis for effort accomplished. Sales under certain long-term fixed-price contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Revenues collected in advance for commercial maintenance contracts are deferred and recognized over the term of the related agreements. For all contracts, recognition is made of any anticipated losses when identified. Disputes involving amounts owed the Company by customers arise in the normal course of the Company's business. These disputes are primarily due to changes in contract specifications and disagreements over the interpretation of contract provisions. Any amounts due related to such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred. Claims against the Company are recognized when the loss is considered probable and reasonably determinable in amount. Revenue on sales of information technology hardware is realized upon delivery to the customer.

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

Inventory - Inventory consists principally of spare computer parts and computer and computer peripheral hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $1,500,000 and $356,000 at March 31, 1999 and 1998, respectively.

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

Goodwill - Goodwill in acquired companies, described in Note 3, is being amortized using the straight-line method over periods ranging from 10 to 25 years. Accumulated amortization was $1,159,000 and $905,000 as of March 31, 1999 and 1998, respectively (See Note 3). Management periodically reviews the appropriateness of the carrying value of goodwill.

Earnings Per Common Share - The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Due to the net loss in each period, the computation of diluted earnings per share is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents.

New Accounting Pronouncements - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this standard in fiscal year 1999. (See Note 16)

2. EMBEZZLEMENT MATTER AND RESTATEMENT OF 1998 AND 1997 CONSOLIDATED FINANCIAL STATEMENTS

Embezzlement Matter

On March 18, 1999, the Company announced that an internal investigation had revealed an apparent material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred at, and was confined to, the Company's Richmond, VA based Halifax Technology Services Company ("HTSC"). At the time of the embezzlement, HTSC was a wholly owned subsidiary of Halifax Corporation, which resulted from a merger of CMSA (acquired by Halifax on April 1, 1996), and CCI (acquired by Halifax on November 25, 1996). On April 1, 1999, HTSC was merged into Halifax Corporation and is now a division of the Company.

The Company believes that a single individual, the former controller of HTSC, perpetrated the embezzlement. She was immediately terminated, has since been indicted, has pleaded guilty, and currently awaits sentencing. Under the terms of an agreement entered into with the Company, she is cooperating with the Company's recovery efforts.

The embezzlement occurred over a period of nearly four years and aggregated approximately $15.4 million, of which $15 million was embezzled from the Company and $400,000 from CMSA before it was acquired by Halifax. To conceal the embezzlement in the accounting records, the former controller made fraudulent adjustments totaling more than $21 million. Of the $21 million, the $15.0 million embezzled was recorded in the Company's statements of operations and balance sheets after the acquisition, approximately $2.2 million related to amounts reflected in the acquisition date balance sheet, and approximately $3.8 million related to other overstatements of operating results during the three year period subsequent to the CMSA acquisition.

Under the terms of an agreement with the Company, the embezzler has transferred certain assets back to the Company. Some of the recovered assets have been converted into approximately $1.4 million in cash as of August 31, 1999. With an estimated $1.1 million of assets awaiting conversion to cash, the Company estimates approximately $2.5 million will ultimately be recovered from the embezzler. In addition, the full policy amount of $1 million from each of two separate theft insurance polices, or an aggregate of $2 million, has been received to date. Therefore, from these sources, the Company expects a total recovery of $4.5 million (excluding recovery costs) . The Company estimates that, net of recovery costs, approximately $3.5 million will be recovered. At March 31, 1999, the Company had received approximately $670,000 from its recovery efforts and recorded a $2.83 million recovery receivable to recognize its expectation of receiving the estimated $3.5 million of total net recoveries. See Note 4 to the consolidated financial statements.

Due to the corresponding overstatement of taxable income, reported by the Company during the period of the embezzlement, the Company will file for a tax refund of approximately $808,000. The receivable is recorded in "Income Taxes Receivable" in the consolidated financial statements.

The embezzlement had a material effect on the Company's financial statements for fiscal years 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded an embezzlement loss of approximately $2,593,000, $6,044,000 and $2,892,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The embezzlement loss recorded in fiscal 1999 is net of the actual and projected net recoveries aggregating $3,500,000.

In addition to the notification and involvement of the appropriate authorities, and the intensive and ongoing investigative efforts, the Company has taken other important steps as a result of the embezzlement. The Board of Directors appointed a special committee of the Board to focus on the recovery of assets taken from the Company and minimization of the damages sustained as a result of the embezzlement.

The employment contract of the HTSC president was not renewed, and he is no longer employed by the Company. Furthermore, new executives have been hired to manage the technology services division and to consolidate the Company's financial and administrative activities. The Company has also transferred key accounting and cash management functions of HTSC to Company headquarters.



The Company's fiscal 1998 and 1997 financial statements have been restated to reflect corrections due to the embezzlement. The effect of the restatement on results of operations and balance sheets for fiscal 1998 and 1997 is as follows:

                                                                        Year Ended
                                                                        ----------
                                                 March 31, 1998                              March 31, 1997
                                                 --------------                               --------------

                                         Previously                                Previously
Statement of Operations:                  Reported              Restated            Reported              Restated
------------------------                 ----------             --------           ----------             --------
Revenues                               $  73,737,000      $     73,770,000     $     76,278,000       $     75,489,000
Cost of  services                         67,081,000            68,556,000           69,530,000             71,384,000
SG&A expenses                              5,316,000             4,074,000            4,630,000              3,904,000
                                       -------------      ----------------     ----------------       ----------------
Operating income                           1,340,000             1,140,000            2,118,000                201,000
Interest expense                         (1,535,000)           (1,535,000)            (950,000)              (950,000)
Other income                               1,004,000               923,000              409,000                360,000
Embezzlement loss                                  0           (6,044,000)                    0            (2,892,000)
                                       -------------      ----------------     ----------------       ----------------
Income (loss) before taxes                   809,000           (5,516,000)            1,577,000            (3,281,000)
Income taxes                                 367,000                84,000              623,000                 39,000
                                       -------------      ----------------     ----------------       ----------------
Net income (loss)                      $     442,000      $    (5,600,000)     $        954,000       $    (3,320,000)
                                       =============      ================     ================       ================
Net income (loss) per share-basic      $        0.22      $         (2.79)     $           0.48       $         (1.67)
                                       =============      ================     ================       ================

                                     March 31, 1998                                   March 31, 1997
                                     --------------                                   --------------

Balance Sheet:                   Previously                                Previously
--------------                    Reported             Restated             Reported               Restated
                                 ----------            --------            ----------              --------
Current assets               $    31,382,000      $    22,668,000       $    31,143,000        $    25,899,000
Total assets                 $    37,975,000      $    30,967,000       $    41,000,000        $    37,776,000
Current liabilities          $    11,019,000      $    15,305,000       $    13,656,000        $    15,814,000
Total liabilities            $    27,367,000      $    30,918,000       $    30,477,000        $    31,770,000
Stockholders' equity         $    10,608,000      $        49,000       $    10,523,000        $     6,006,000

3.   ACQUISITIONS

CMS Automation, Inc. (CMSA) and Consolidated Computer Investors, Inc. (CCI)

On April 1, 1996, the Company completed the acquisition of CMS Automation, Inc.
(CMSA), a private Richmond, VA based computer network integration and solutions company Financial consideration was in the Company's stock with an assumption of debt. There was an initial payment of approximately 209,400 shares valued at approximately $978,000 from Treasury Stock representing approximately 12% of Halifax's outstanding shares at closing. The Company assumed secured debt totaling approximately $5,085,000. 1,550 additional shares were paid out in fiscal 1998 as additional consideration. On November 25, 1996, the Company through its wholly-owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. ("CCI") of Hanover, Maryland through an asset purchase. The Company paid $114,000 in cash and assumed secured debt totaling $1,680,000. On April 23, 1997, CMSA was renamed Halifax Technology Services Company (HTSC) and on April 1, 1999 became a division of the Company.

On June 30, 1993, the Company purchased substantially all of the assets and liabilities of the Field Services Division of Electronics Associates, Inc. (EAI) which was primarily engaged in the maintenance of electronic equipment and software for an initial purchase price of approximately $2.4 million. Additional payments of $1,000,000 were paid over the next 3 years as certain revenue objectives were achieved. The Company paid $200,000 relating to this requirement in 1994 and $400,000 in both 1995 and 1996.

The Company's change in focus to its technology services segment over the last three fiscal years is intended to secure a prominent future as a leading provider of a broad range of information technology services to technology dependent companies and other users of technology. The purchased assets and ongoing lines of business of HTSC have provided the impetus for this thrust and contributed over $70 million of revenue beginning with their purchase in fiscal 1997. Because the high-technology and services orientation of the HTSC lines of business have a higher rate of change and evolution, the goodwill of approximately $2,968,000 is being amortized over 20 years beginning in fiscal 1997. The fiscal 1994 acquisition of Electronic Associates, Inc., which provided complementary technology capability in the maintenance of electronic and computer equipment and software, resulted in approximately $2,235,000 of goodwill which is being amortized over 25 years.

                                                      March 31,

                                                                  Restated
                                                1999                1998
                                                ----                ----
     Goodwill                              $  5,203,000        $  5,203,000
     Accumulated Amortization                 1,159,000             905,000
                                           ------------         -----------

     Net Goodwill                          $  4,044,000        $  4,298,000
                                           ============        ============

4.   ACCOUNTS RECEIVABLE

     Trade Accounts receivable consist of:

                                                                            March 31,
                                                                                           Restated
                                                               1999                          1998
                                                               ----                          ----
     Amounts billed                                    $    19,341,000             $      15,004,000

     Amounts unbilled:
      Amounts currently billable                             4,908,000                     1,571,000
      Retainages and amounts awaiting audit                    208,000                       272,000
                                                       ---------------             -----------------
     Total                                                  24,457,000                    16,847,000
     Allowance for doubtful accounts                         (657,000)                     (372,000)
                                                       ---------------             -----------------
     Total                                             $    23,800,000             $      16,475,000
                                                       ===============             =================

     Other receivables consist of:

     Embezzlement recoveries (see Note 2)                    2,828,000                             -
     Warranty and other                                         20,000                        60,000
                                                       ---------------             -----------------
                                                       $     2,848,000             $          60,000
                                                       ===============             =================

     Embezzlement recoveries receivable represents the difference between the estimated $3.5 million of total net recoveries and $672 thousand of cash received at March 31, 1999.

     Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government. It is anticipated that the accounts receivable balance at March 31, 1999 will be substantially collected within one year.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                                    March 31,
                                                                               Restated                Estimated
                                                        1999                     1998                Useful Lives
                                                        ----                     ----                ------------
     Automotive equipment                              $        338,000         $         351,000    4 years
     Machinery and equipment                                  5,648,000                 6,534,000    3 - 10 years
     Furniture and fixtures                                   1,386,000                 1,365,000    5 - 10 years
     Building and improvements                                  630,000                   604,000    12 years
                                                       ----------------         -----------------
     Total                                                    8,002,000                 8,854,000

     Accumulated depreciation and amortization               (5,772,000)               (5,479,000)
                                                       ----------------         -----------------
     Total                                             $      2,230,000         $       3,375,000
                                                       ================         =================

6.   LONG-TERM DEBT AND MORTGAGE NOTE PAYABLE

                                                                                                          March 31,
                                                                                                                    Restated
                                                                                                     1999             1998
                                                                                                     ----             ----

    Long-term debt consists of:

    Revolving credit agreement amended effective February 23, 1999, with a maximum credit line of $14,500,000. Amounts available under this agreement are determined by applying stated percentages to the Company's eligible billed and unbilled receivables. Interest accrues at Libor plus 1.75% to
    2.25% depending on a leverage ratio. The Libor rate on March 31, 1999 was
    5.4%.
                                                                                                $ 11,600,000      $ 11,130,000

    Tier II Term Note dated June 25, 1998. Principal to be paid in quarterly installments due on the last day of March, June, September and December commencing on the first scheduled payment date following payment in full of the Tier III Term Note. Interest accrues on the principal at the prime rate plus 2.10% to 2.65% depending on a leverage ratio.
                                                                                                   2,500,000                 -

    Tier III Term Note dated June 25, 1998. Principal is to be paid in $125,000 quarterly installments due on the last day of March, June, September and
    December commencing September 1998. Interest accrues on the principal at the prime rate plus 3.00% to 3.55% depending on a leverage ratio.
                                                                                                   2,125,000                 -

    Other notes payable and capital lease obligations with interest rates ranging from the prime rate to 15%, due in monthly installments and
    maturing at dates through 1999.                                                                        -             5,000


    EAI acquisition term loan facility dated June 30, 1993 paid off June 25,
    1998. Note was payable in 60 equal monthly installments of $41,666 plus interest. The note was apportionable between prime rate and LIBOR rate options. Interest accrued at either the prime rate plus 1/2% or LIBOR plus
    2.5%. At March 31, 1998, the prime rate and LIBOR options were at 9% and
    8.125%, respectively.                                                                                  -           203,000

    CMSA acquisition term loan facility dated June 14, 1996 paid off June 25,
    1998. Note was previously payable in 24 equal monthly installments of
    $29,762 plus interest and a final installment of $1,785,712 due on June
    30, 1998 plus interest. Interest accrued at the prime rate plus 1/4%.                                  -         1,845,000

    CCI acquisition term loan facility dated November 26, 1996 paid off June
    25, 1998. Note was previously payable in 48 equal monthly installments of
    $16,979 plus interest. Interest accrued at the prime rate plus 1/4%.                                   -           526,000
                                                                                        --------------------   ---------------

       Subtotal bank debt                                                                         16,225,000        13,709,000
                                                                                        --------------------   ---------------

    7% Convertible Subordinated Debenture with an affiliate dated January 27,
    1998. Principal due in full on January 27, 2003. Interest payable semiannually in arrears beginning August 1, 1998. May be prepaid by the
    Company on any date more than two years after January 27, 1998. Convertible
    by noteholder at any time at a conversion price of $11.72 per common share.                    2,000,000         2,000,000

    Subordinated note with an affiliate dated October 8, 1998. Principal due in full April 1, 2000 but may be prepaid by the Company at any time without
    penalty. Interest accrues annually at 8%.                                                        690,000                 -

    Subordinated note with an affiliate dated October 13, 1998. Principal due in full April 1, 2000 but may be prepaid by the Company at any time without
    penalty. Interest accrues annually at 8%.                                                        310,000                 -

    Subordinated note with an affiliate dated November 2, 1998. Principal due in full April 1, 2000 but may be prepaid by the Company at any time without
    penalty. Interest accrues annually at 8%.                                                        500,000                 -

    Subordinated note with an affiliate dated November 5, 1998. Principal due in full April 1, 2000 but may be prepaid by the Company at any time without
    penalty. Interest accrues annually at 8%.                                                        500,000                 -
                                                                                              --------------     -------------

       Subtotal - debt affilitated parties                                                         4,000,000         2,000,000
                                                                                              --------------     -------------

    Total debt                                                                                    20,225,000        15,709,000

    Less current maturities                                                                        7,720,000           786,000
                                                                                              --------------     -------------
    Long term debt                                                                              $ 12,505,000      $ 14,923,000
                                                                                              ==============     =============


     Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the Company's assets except for the computer resale inventory of HTSC. Additionally, advances under the CMSA and CCI acquisition term loan facilities were secured by the acquired assets. The banking agreement also contains financial covenants and financial reporting covenants. $6,440,000 of the revolving credit agreement has been excluded from current liabilities because the Company anticipates it would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

     The Company signed a new banking agreement on September 1, 1999 which refinances the Company's bank debt as presented at March 31, 1999. The new debt continues to consist of a revolving line of credit ($12,000,000 revised facility) and two term loans ($1,000,000 and $2,500,000 revised facilities), however the principal reduction and interest rate provisions of the term loans have been revised as have the interest rate provisions. Standard closing and unused balance fees are included. The revised facilities make $15,500,000 of credit available to the Company. This agreement expires on September 8, 2000. All assets of the Company remain as collateral in accordance with the prior agreement. Financial covenants have been revised to require only prospective operational performance objectives including minimum quarterly net income of $100,000 beginning September 30, 1999 and quarterly increases in tangible net worth of $150,000.

     The new agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

     In connection with the new banking agreement, the revolving credit agreement was reduced from a maximum credit line of $14,500,000 to $12,000,000. Amounts available are determined by applying stated percentages to the Company's eligible billed and unbilled accounts receivable. Interest now accrues at LIBOR plus 4.25%.

     The Tier III Term Note principal balance was reduced by $125,000 at closing which reduced the outstanding principal balance on that date to $1,000,000. Interest is payable monthly on the principal at LIBOR plus 5.55%.

     The Tier II Term Note facility remains $2,500,000. The principal balance is to be reduced by $125,000 on December 15, 1999 and by $500,000 quarterly beginning March 15, 2000. Any unpaid balance is due September 15, 2000. Interest is payable monthly on the principal at LIBOR plus 4.65%.

     The Company is required to make certain additional term note balance reductions from the future proceeds of various embezzlement recoveries, tax refunds and potential asset sales if any. In addition the Company is required to pay quarterly fees on outstanding term note credit facilities. Such fees will range from .35% to .45%.

     The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, (excluding any debt reductions related to proceeds from the above specified non-operational events) are as follows:

                      2000   -            $ 7,720,000
                      2001   -             10,505,000
                      2002   -                      0
                      2003   -              2,000,000
                      2004   -                      0
                Thereafter   -                      0
                                          -----------
                     Total   -            $20,225,000
                                          ===========

     The carrying value of total debt approximates fair market value at March 31, 1999 and 1998.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of:

                                                                      March 31,
                                                                                 Restated
                                                             1999                  1998
                                                             ----                  ----
     Accounts payable and outstanding checks          $   14,091,000        $     8,986,000
     Accrued expenses                                      5,715,000              1,687,000
     Accrued vacation                                        867,000                908,000
     Accrued payroll                                         974,000                623,000
     Payroll taxes accrued and withheld                      283,000                268,000
     Income taxes payable                                          0                206,000
                                                      --------------        ---------------
                                                      $   21,930,000        $    12,678,000
                                                      ==============        ===============

     On September 2, 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 and currently due to the supplier will be paid over 18 months with interest at 8.5%. $506,945 was paid on September 2, 1999 and will be paid on October 1, 1999, $299,965 will be paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001.

8.   COMMON STOCK

     Stock Options - Under the Company's 1984 Stock Option and Stock Appreciation Rights Plan (as amended), options to purchase shares of the Company's common stock were granted to officers and key employees at a price not less than the fair market value of the stock at the date of grant. Any grants of options or stock appreciation rights under the plan were limited to a maximum of 165,000 shares of the Company's common stock. Options and/or stock appreciation rights expired five years after the date of grant. The
     1984 plan terminated May 15, 1994. All options under this plan had been exercised or terminated by July 18, 1998. On September 16, 1994 the shareholders approved the new Key Employee Stock Option Plan
     ("1994 Plan"). The maximum number of shares of the Company's common stock subject to the 1994 Plan and approved for issuance is 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's common stock.

A summary of options activity is as follows:

                                                                                                             Weighted
                                                    Optioned        Option Price                              Average
                                                     Shares           Per Share               Total        Exercise price
                                                    --------        ------------              -----        ---------------
    1984 PLAN
    ---------
    March 31, 1996                                     52,650     $  4.59 - 5.67       $      251,860      $       4.78

    Options exercised                                (38,611)        4.59 - 5.00            (178,795)              4.63
    Options forfeited upon retirement/
      termination of employees                        (1,688)               5.00              (8,440)              5.00
                                                 ------------     --------------       --------------      ------------
    March 31, 1997                                     12,351     $  5.00 - 5.67       $       64,625      $       5.23

    Options exercised                                 (8,677)        5.00 - 5.67             (46,255)              5.33
                                                 ------------     --------------       --------------      ------------

    March 31, 1998                                      3,674     $         5.00       $       18,370      $       5.00

    Options exercised                                 (2,924)               5.00             (14,620)              5.00
    Options forfeited upon retirement/
      termination of employees                          (750)               5.00              (3,750)              5.00
                                                 ------------     --------------       --------------      ------------
    March 31, 1999                                          0     $            0       $            0      $          0
                                                 ============     ==============       ==============      ============

    Options exercisable at
    March 31, 1999                                          0     $            0       $            0      $          0
                                                 ============     ==============       ==============      ============

    1994 PLAN
    ---------

    March 31, 1996                                     67,200     $  4.67 - 4.83       $      316,925      $       4.72


    Options granted                                   105,600        4.67 - 7.67              680,800              6.45
    Options forfeited upon retirement/
      termination of employees                       (24,000)        4.67 - 7.33            (137,810)              5.74
                                                 ------------     --------------       --------------      ------------
    March 31, 1997                                    148,800     $  4.67 - 7.67       $      859,915      $       5.78

    Options granted                                    15,500       7.56 - 10.25              134,665              8.69
    Options forfeited upon retirement/
      termination of employees                       (25,500)       4.67 - 10.25            (192,995)              7.57
                                                 ------------     --------------       --------------      ------------
    March 31, 1998                                    138,800     $ 4.67 - 10.25       $      801,585      $       5.78

    Options granted                                    87,000        7.81 - 7.88              682,720              7.85
    Options forfeited upon retirement/
      termination of employees                              0                  0                    0                 0
                                                 ------------     --------------       --------------      ------------
    March 31, 1999                                    225,800     $ 4.67 - 10.25       $    1,484,305      $       6.57
                                                 ============     ==============       ==============      ============

    Options exercisable at
    March 31, 1999                                     41,175     $  4.16 - 4.83       $      176,886      $       4.30
                                                 ============     ==============       ==============      ============


    NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN
    ----------------------------------------
    Options granted                                    30,000              10.25              307,500             10.25
                                                 ------------     --------------       --------------      ------------
    March 31, 1998                                     30,000     $        10.25       $      307,500      $      10.25

    Options granted                                    12,000               7.03               84,360              7.03
                                                 ------------     --------------       --------------      ------------

    March 31, 1999                                     42,000     $   7.03 - 10.25    $      391,860     $       9.33
                                                 ============     ================    ==============     ============

    Options exercisable at
    March 31, 1999                                     14,030     $   7.03 - 10.25    $      126,806     $       9.04
                                                 ============     ================    ==============     ============

All stock-based incentive awards granted in 1999, 1998 and 1997 under the 1994 Plan were stock options which have 5 year terms and vest at the end of the third and fourth years. All awards granted in 1999 and 1998 under the Non-Employee Directors Stock Options Plan were stock options which have 5 year terms and vest in installments cumulatively with respect to one-sixtieth of that option stock per month after the date of grant. Exercise prices of all options awarded in all years under all plans were equal to the market price of the stock on the date of grant. Proforma information regarding net earnings and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.36%, 5.99% and 6.16% respectively, dividend yield of 2%, 2% and 2% respectively, volatility factor related to the expected market price of the Company's common stock of .262, and weighted-average expected option life of five years. The weighted average fair value of options granted during 1999, 1998 and 1997 were $2.35, $2.66 and $1.57, respectively.

For purposes of proforma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Corporation's proforma information for the years ended March 31, is as follows:

                                                                               Restated               Restated
      (In thousands, except per share data)              1999                    1998                   1997
                                                         ----                    ----                   ----
      Proforma net (loss)                          $   (5,354,000)         $   (5,634,000)         $  (3,344,000)
      Proforma net (loss) per common share:
        Basic                                      $        (2.66)         $        (2.81)         $       (1.68)
        Diluted                                    $        (2.66)         $        (2.81)         $       (1.68)

9.   EMPLOYEE 401(K) RETIREMENT PLAN

     The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, and at the Company's discretion, additional amounts based upon the profitability of the Company. The Company's contributions were $230,000 in 1999, $199,000 in 1998 and $191,000 in 1997. The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company's common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases.

10.  INCOME TAXES

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

     The components of income tax expense are as follows for the years ended March 31:

                                                           Restated            Restated
                                           1999              1998                1997
                                           ----              ----                ----
     Current (benefit) expense:
       Federal                        $  (627,000)      $      424,000       $  234,000
       State                              (55,000)              94,000           52,000
                                      ------------      --------------       ----------

       Total current:                           (682,000)             518,000               286,000
     Deferred expense (benefit):

       Federal                                    512,000           (403,000)             (224,000)
       State                                       70,000            (31,000)              (23,000)
                                           --------------      --------------       ---------------
       Total deferred:                            582,000           (434,000)             (247,000)
                                           --------------      --------------       ---------------
     Income tax (benefit) expense          $    (100,000)      $       84,000       $        39,000
                                           ==============      ==============       ===============

The components of the Company's deferred tax assets and liabilities consist of the following at March 31:


                                                                              Restated
                                                        1999                    1998
                                                        ----                    ----
     Deferred tax assets:

       Accounts receivable/reserves               $         117,000      $          53,000
       Inventory                                            597,000                137,000
       Accrued compensation/vacation                        238,000                274,000
       AMT credit carryforwards                              45,000                 45,000
       Net operating loss carryforward                    4,789,000                 50,000
       Deferred gain on building sale                       248,000                271,000
       Embezzlement loss                                    210,000              4,223,000
                                                  -----------------      -----------------
                                                          6,244,000              5,053,000
     Deferred tax liabilities:

       Deferred start-up costs                              (5,000)               (69,000)
       Depreciation/amortization                          (815,000)               (970,000
       Contract claims/other                                (2,000)               (44,000)
                                                  -----------------      -----------------
                                                          (822,000)            (1,083,000)
                                                  -----------------      -----------------
                                                          5,442,000              3,970,000
                                                  =================      =================
       Valuation allowance                              (5,422,000)            (3,388,000)
                                                  =================      =================
       Net deferred tax asset                     $               0      $         582,000
                                                  =================      =================

Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards and other deferred tax assets in its fiscal 1999 financial statements. As of March 31, 1998, a valuation allowance was also provided against the net deferred tax asset except to the extent taxes paid for the years ended March 31, 1997 and 1998 are recoverable through the carryback of the Company's net operating loss arising in the year ended March 31, 1999. The change in the valuation allowance of $2,034,000 results primarily from the increase in the net operating loss carryforward due to the embezzlement loss and the reclassification of the defered tax asset as of March 31, 1998 into a current tax receivable as of March 31, 1999.

The differences between the provision for income taxes at the expected statutory rate and those shown in the consolidated statements of operations are as follows for the years ended March 31:

                                                                 Restated          Restated
                                                 1999              1998              1997
                                                 ----              ----              ----
     Provision (benefit) for income taxes
      at statutory rate                         (34.0)%           (34.0)%           (34.0)%
     State taxes, net of federal benefit         (4.4)             (4.4)             (4.4)
     Permanent differences                        1.0               1.0               1.9
     Valuation allowance and other               35.1              39.0              37.6
                                             ----------        ----------        ----------
     Total                                       (2.3)%             1.6%              1.1%
                                                 ------             -----             -----

The Company has a $12.5 million net operating loss carryover virtually all of which expires in fiscal 2019. As a part of the restatement of the financial statements , tax assets, tax liabilities and tax provisions were also restated which resulted in an adjustment of $243,000 to the March 31, 1996 retained earnings. The $808,000 income tax receivable at March 31, 1999 consists of net operating loss carryback refunds of $682,000 and $126,000 of estimated tax payments made in fiscal 1999.

11.  LEASING ACTIVITY

     The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31, 1999.

              Year ending March 31,
              --------------------
     2000                             $   990,000
     2001                                 726,000
     2002                                 717,000
     2003                                 714,000
     2004                                 719,000
     thereafter                         2,294,000
                                      -----------
     Total minimum lease payments     $ 6,160,000
                                      ===========

     Total rent expense under operating leases was $1,188,000, $954,000 and $411,000 for the years ended March 31, 1999, 1998 and 1997, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarter's building for 12 years which resulted in increased rental expense and future minimum lease payments since fiscal 1997. Aggregate future minimum rentals to be received under noncancelable subleases as of March 31, 1999 are $8,000.

12.  RELATED PARTY TRANSACTIONS

     During the years ended March 31, 1999, 1998 and 1997, the Company paid $74,250, $62,000 and $77,000, respectively, for legal services to a Board member serving as General Counsel; $88,247, $9,096 and $4,651, respectively, to a law firm in which the same Board member is a partner; and $24,000, $24,000 and $22,000, respectively, for consulting services to another Board member.

     Research Industries, Incorporated, the owner of 680,300 shares or 33.8% of the Company's common stock, owns $2 million face amount of the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and $500,000 face amount of the Company's Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $222,000 and $37,000 for 1999 and 1998, respectively. See Note 6 .

13.  COMMITMENTS AND CONTINGENCIES

     The Company's contracts with the U.S. Government are subject to cost audit by Government authorities. Such audits have been completed through fiscal years ended March 31, 1995. It is not possible to predict the outcome of future audits but it is the opinion of the Company's management that liabilities, if any, arising from such audits would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Upon the death of certain former officers and at the option of their estates, the Company is committed to purchase 54,112 of their shares of the Company's common stock at current book value. At March 31, 1999, the book value of the Company was a deficit and therefore, the Company had no obligation.

     There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes during the years ended March 31:

                                                        Restated               Restated
                                  1999                    1998                   1997
                                  ----                    ----                   ----
     Interest              $    1,454,000           $    1,535,000          $     950,000
                           ==============           ==============          =============

     Income taxes          $      325,000           $      578,000          $     722,000
                           ==============           ==============          =============

15.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Years Ended March 31,
                                                                             ---------------------
                                                                                     Restated               Restated
                                                        1999                           1998                   1997
                                                        ----                           ----                   ----
Numerator:

  Net loss                                            $   (5,299,000)          $    (5,600,000)         $   (3,320,000)

  Numerator for basic earnings per share-
    Loss attributable to common stockholders          $   (5,299,000)          $    (5,600,000)         $   (3,320,000)

  Numerator for diluted earnings per share-
    Loss attributable to common stockholders
     after assumed conversions                        $   (5,299,000)          $    (5,600,000)         $   (3,320,000)

Denominator:

  Denominator for basic earnings per share-                 2,012,611                 2,006,603               1,985,599
    Weighted-average shares

  Effect of dilutive securities:*
    Employee stock options                                          -                         -                       -

    7% Convertible Subordinated Debenture                           -                         -                       -

  Dilutive potential common shares
    Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                        2,012,611                 2,006,603               1,985,599

Earnings per share:

Basic earnings per share                              $        (2.63)          $         (2.79)         $        (1.67)
                                                      ===============          ================         ===============

Diluted earnings per share                            $        (2.63)          $         (2.79)         $        (1.67)
                                                      ===============          ================         ===============

*Because of losses, no effect is given to dilutive securities.

16.  INFORMATION ON INDUSTRY SEGMENTS AND RELATED INFORMATION

     The Company operates in two principal business segments: technology services and facilities management.

     Technology Services includes the integration, systems engineering, installation, maintenance and training for computer systems and communications systems. Other primary services provided include interactive technologies including website design, development and marketing, Internet/Intranet services, multimedia sales and educational tools and Year 2000 desktop solutions for enterprise PC hardware and software compliance.

     Facilities Management includes the management, operations and maintenance support of prisons, waterways, major office complexes and communications sites.

                                                                 Years Ended March 31,
                                                                 ---------------------
                                                                       Restated       Restated
      Selected Financial Data by Business Segment         1999           1998           1997
      -------------------------------------------         ----           ----           ----
     Net Sales

      Technology Services                            $    61,919    $    59,213     $    60,524
      Facilities Management                               19,893         14,557          14,965
                                                     -----------    -----------     -----------
                                                     $    81,812    $    73,770     $    75,489
     Operating Income (Loss)

      Technology Services                            $   (2,510)    $       773     $   (1,125)
      Facilities Management                                1,931            367           1,326
                                                     -----------    -----------     -----------
                                                     $     (579)    $     1,140     $       201
     Depreciation and Amortization

      Technology Services                            $     1,245    $     1,312     $     1,145
      Facilities Management                                   32             92              92
                                                     -----------    -----------     -----------
                                                     $     1,277    $     1,404     $     1,237
     Expenditures for Property and Equipment

      Technology Services                            $       609    $     2,020     $     2,021
      Facilities Management                                   42             10              11
                                                     -----------    -----------     -----------
                                                     $       651    $     2,030     $     2,032
     Identifiable Assets

      Technology Services                            $    34,186    $    27,136     $    32,694
      Facilities Management                                4,549          3,831           5,082
                                                     -----------    -----------     -----------
                                                     $    38,735    $    30,967     $    37,776

                                                   Years Ended March 31,
                                                   ---------------------
                                                         Restated         Restated
     Net Sales by Customer Category        1999            1998             1997
     ------------------------------        ----            ----             ----
     US Government
      Technology Services             $   23,598     $     18,094      $     26,954
      Facilities Management               13,218            7,726             8,526
                                      ----------     ------------      ------------
                                      $   36,816     $     25,820      $     35,480

     State and Local government
      Technology Services             $   14,596     $     12,349      $     10,923
      Facilities Management                6,675            6,831             6,439
                                      ----------     ------------      ------------
                                      $   21,271     $     19,180      $     17,362
     Commercial

     Technology Services                   $   23,725       $     28,770           $     22,647
     Facilities Management                          -                  -                      -
                                           ----------       ------------           ------------
                                           $   23,725       $     28,770           $     22,647

                               Halifax Corporation

                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                 March 31, 1999

                                               Balance at            Additions                               Balance at
                                               beginning             charged to                                 end of
                                                of year            cost & expense       Deductions               Year
                                                -------            --------------       ----------               ----
Year Ended March 31, 1999:
--------------------------

Allowance for doubtful
  accounts                                    $    372,000         $      605,000      $       320,000     $      657,000


Allowance for inventory
  obsolescence                                $    356,000         $    1,680,000      $       536,000     $    1,500,000


Year Ended March 31, 1998 - Restated:
-------------------------------------

Allowance for doubtful
  accounts                                    $    215,000         $      363,000      $       206,000     $      372,000


Allowance for inventory
  obsolescence                                $    499,000         $    1,376,000      $     1,519,000     $      356,000


Year Ended March 31, 1997 - Restated:
-------------------------------------

Allowance for doubtful
  accounts                                    $    241,000         $       86,000      $       112,000     $      215,000


Allowance for inventory
  obsolescence                                $    804,000         $      809,000      $     1,114,000     $      499,000

                                INDEX TO EXHIBITS

Exhibit
Number

4.6 Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes

10.6      John J. Reis Executive Severance Agreement

23        Consent of Ernst & Young LLP, Independent Auditors