Form 10-Q
period 1999-06-30
HALIFAX CORP
filed 1999-09-09
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                         JUNE 30, 1999

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999
(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from _________  to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                ( )Yes (X )No

              APPLICABLE ONLY TO ISSUERS INVOLVED
                IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   2,013,406 as of  September
9, 1999
                      HALIFAX CORPORATION

                            CONTENTS




                 PART I.  FINANCIAL INFORMATION

                                                           page

Item 1.Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1999
(Unaudited) and March 31, 1999                             3

Condensed Consolidated Statements of Operations -
Three Months Ended June 30, 1999 and 1998 (Unaudited)      4

Condensed Consolidated Statements of Cash Flows -
Three Months Ended June 30, 1999 and 1998 (Unaudited)      5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                6



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                        10




                   PART II  OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K                           13


Item 1.  FINANCIAL STATEMENTS


                       HALIFAX CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1999 AND MARCH 31, 1999


                                         June 30,    March 31,
                                           1999        1999*
                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                 $    112,000  $         0
  Accounts receivable                    23,207,000   26,648,000
  Inventory                               4,227,000    3,949,000
  Prepaid expenses and other current
assets                                    1,343,000    1,377,000

TOTAL CURRENT ASSETS                     28,889,000   31,974,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                               2,234,000    2,230,000
  depreciation and amortization

OTHER ASSETS AND GOODWILL, net of
accumulated amortization
                                          4,428,000    4,531,000

TOTAL  ASSETS                          $ 35,551,000  $38,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued         $ 21,206,000  $23,518,000
expenses
  Current portion of long-term debt
                                          5,820,000    7,720,000

TOTAL CURRENT LIABILITIES                27,026,000   31,238,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                         14,047,000   13,135,000

TOTAL LIABILITIES                        41,073,000   44,373,000

STOCKHOLDERS' EQUITY
 Common stock                               545,000      545,000
 Additional paid-in capital               4,413,000    4,413,000
 Retained earnings
                                       (10,268,000) (10,384,000)
                                        (5,310,000)  (5,426,000)

Less treasury stock at cost
                                            212,000      212,000

TOTAL STOCKHOLDERS' EQUITY
                                        (5,522,000)  (5,638,000)

TOTAL LIABILITIES AND STOCKHOLDERS'    $ 35,551,000 $ 38,735,000
EQUITY

*Condensed from March 31, 1999 Audited Financial Statements.  See
Form 10-K  filed September 8, 1999.
   See notes to Condensed Consolidated Financial Statements.


                       HALIFAX CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)


                                          Three Months Ended
                                                  June 30
                                                      Restated
                                          1999          1998
   Revenues                            $ 20,970,000 $ 16,163,000

   Operating costs and expenses:
       Cost of services                  19,394,000   15,519,000
       General and administrative
                                          1,007,000      865,000

   Total operating costs and
   expenses                              20,401,000   16,384,000

   Operating income (loss)                  569,000    (221,000)

   Interest expense                         453,000      355,000

   Embezzlement Loss
                                                  -    1,798,000

   Income (loss) before income taxes        116,000  (2,374,000)

   Income tax (benefit)
                                             46,000     (34,000)
   Utilization of net loss
   carryforward                            (46,000)            -

   Income tax (benefit)
                                                  -     (34,000)

   Net earnings (loss)                 $    116,000 $(2,340,000)

   Net earnings (loss) per common
   share -basic                       $        .06   $    (1.16)

   Net earnings (loss) per common
   share - diluted                      $       .06  $    (1.16)

   Weighted average number of common
   shares
       outstanding - basic                2,013,406    2,010,597

   Weighted average number of common
   shares
       outstanding - diluted              2,013,406    2,010,597


See notes to Condensed Consolidated Financial Statements.








                       HALIFAX CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                           (UNAUDITED)

                                           Three Months Ended
                                                   June 30
                                                       Restated
                                           1999          1998
   Cash flows from operating
   activities:

   Net income (loss)                    $   116,000  $(2,340,000)

   Adjustments to reconcile net income
   to net
     cash provided (used) by operating
   activities:

     Depreciation and amortization          241,000       296,000

     Decrease in accounts receivable      3,441,000       538,000

     (Increase) in inventory              (278,000)     (274,000)

     Decrease (increase) in other            73,000     (397,000)
   assets

     (Decrease) increase in accounts
   payable and
      accrued expenses
                                          (270,000)       252,000

      Total adjustments
                                          3,207,000       415,000

      Net cash provided (used) by
   operating activities                   3,323,000   (1,925,000)

   Cash flows from investing
   activities:

    Acquisition of property and
   equipment, net of
      purchased operations                (181,000)     (169,000)

    Net cash used in investing
   activities                             (181,000)     (169,000)

   Cash flows from financing
   activities:

    Proceeds from borrowing of long-     13,680,000    24,331,000
   term debt

    Retirement of long-term debt        (16,710,000)  (22,140,000)


    Cash dividends paid                           -     (101,000)

    Proceeds from sale of stock upon
   exercise of stock options                      -         4,000

    Net cash provided (used) by
   financing activities                 (3,030,000)     2,094,000

   Net increase in cash                     112,000             0

   Cash at beginning of period
                                                  0             0

   Cash at end of period                $   112,000   $         0
   See notes to Condensed Consolidated
   Financial Statements.



                       Halifax Corporation
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1999.


Note 2 - Embezzlement Matter and Restatement of  Consolidated
Financial Statements

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

The Company's financial statements for the three months ended June 30, 1998 have been restated to reflect corrections due to the embezzlement. The effect of the restatement on results of operations for the three months ended June 30, 1998 is as follows:

                                     Three Months Ended
                                        June 30, 1998

                                  Previously
   Statement of Operations:        Reported       Restated
   Revenues                     $   17,264,000 $   16,163,000
   Cost of  services                15,323,000     15,519,000
   G&A expenses
                                     1,306,000        865,000
   Operating income                    635,000      (221,000)
   Interest expense                    355,000        355,000
   Embezzlement loss
                                             -    (1,798,000)
   Income (loss) before taxes          280,000    (2,374,000)
   Income taxes
                                       129,000       (34,000)
   Net income (loss)            $      151,000 $  (2,340,000)
   Net income (loss) per share- $          .08 $       (1.16)
   basic
   Net income (loss) per share- $          .07 $       (1.16)
   diluted


Note 3 - Subsequent Event

The Company signed a new banking agreement on September 1, 1999 which refinances the Company's bank debt as presented at March 31, 1999. The new debt continues to consist of a revolving line of credit ($12,000,000 revised facility) and two term loans ($1,000,000 and $2,500,000 revised facilities), however the principal reduction and interest rate provisions of the term loans have been revised. Standard closing and unused balance fees are included. The revised facilities make $15,500,000 of credit available to the Company. This agreement expires on September 8, 2000. All assets of the Company remain as collateral in accordance with the prior agreement. Financial covenants have been revised to require only prospective operational performance objectives including minimum quarterly net income of $100,000 beginning September 30, 1999 and quarterly increases in tangible net worth of $150,000.

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

In addition, on September 2, 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 and currently due to the supplier will be paid over 18 months with interest at 8.5%. $506,945 was paid on September 2, 1999 and will be paid on October 1, 1999, $299,965 will be paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001. At June 30, 1999, $2,042,000 of amounts then outstanding are classified as noncurrent obligations.




Note 4  - Tax Matters

The Company has a $12.5 million net operating loss carryover virtually all of which expires in fiscal 2019. At June 30, 1999, the balance sheet includes an $808,000 income tax receivable which consists of net operating loss carryback refunds of $682,000 and $126,000 of estimated tax payments made in fiscal 1999.


Note 5 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                            Three Months Ended
                                                 June 30,
                                            1999         1998
 Numerator:

 Net earnings                            $   116,000 $(2,340,000)

 Numerator for basic earnings per
 share -
   income available to common            $   116,000  $(2,340,000)
 stockholders

      Numerator for diluted earnings
 per share -
        income available to common
 stockholders
        after assumed conversions        $   116,000  $ 2,340,000)

 Denominator:

     Denominator for basic earnings
 per share -
        weighted-average shares            2,013,406     2,010,597

     Effect of dilutive securities:
       Employee stock options                      -             -
       Contingent stock-acquisition                -             -
       7% Convertible Subordinated
 Debenture                                         -             -
     Dilutive potential common shares

     Denominator for diluted earnings
 per
         share - adjusted weighted-
 average
         shares and assumed
 conversions                               2,013,406     2,010,597

 Basic earnings per share                $       .06  $     (1.16)

 Diluted earnings per share                        $             $
                                                 .06        (1.16)


Note 6 -  Selected Financial Date by Business Seqment

The Company operates in two principal business segments:
technology services and facilities management.


                                    3 Months Ended June
                                            30,
                                                Restated
    Selected Financial Data by        1999        1998
    Business Segment
    Net Sales
     Technology Services           $    15,514  $  12,470
     Facilities Management               5,456      3,693
                                   $    20,970  $  16,163
    Operating Income (Loss)
     Technology Services           $       510  $   (366)
     Facilities Management                  59        145
                                   $       569  $   (221)


Technology Services sales for the quarter ended June 30, 1999 increased over 1998 as a result of increased levels of business generally. Facilities Management sales increased due to the HUD contract being fully ramped up in 1999.

Technology Services operating income increased because of the increased level of sales and improved product mix.




                             Item 2
              Management's Discussion and Analysis
                   of  Financial Conditions and
                      Results of Operations



Forward-Looking Statements


Certain statements in this Annual 10-Q Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. (Tabular information: dollars in thousands, except per share amounts).


                                 Three Months Ended June 30,
                                                   Restated
 Results of Operations            1999    Change     1998
 Revenues                       $ 20,970     30%  $    16,163

 Cost of services                 19,394     25%       15,519
   Percent of revenues               92%                  96%

 General & Administrative          1,007     16%          865
   Percent of revenues                5%                   5%

 Operating cost and expenses:     20,401     24%       16,384
   Percent of revenues               97%                 101%



                                 Three Months Ended June 30,
                                                   Restated
 Results of Operations -          1999    Change     1998
 Cont'd

 Operating (loss) income             569     N/A        (221)
   Percent of revenues                3%                 (1%)

 Interest expense                    453     28%          355
 Embezzlement (loss)                   -     N/A        1,798

 Income tax (benefit) expense          -     N/A         (34)

 Net income (loss)               $   116     N/A  $   (2,340)

 Net income (loss) per share -  $    .06           $   (1.16)
 basic
 Net income (loss) per share -  $    .06           $   (1.16)
 diluted



Revenues

Revenues for the three months ended June 30, 1999 increased by 30% over the quarter ended June 30, 1998 principally as a result of increased levels of information technology services business.


Operating Costs and Expenses

Operating costs and expenses for the quarter ended June 30, 1999 increased by 24% over the comparable period in 1998 primarily as a result of the increase in revenues.

Operating Income (Loss)

The increased level of revenue and improved product mix resulted in operating income of $569,000 for the three months ended June 30, 1999 as compared to an operating loss of $221,000 for the same period in 1998.


Interest Expense

Interest expense increased 28% for the quarter ended June
30, 1999 as compared to the quarter ended June 30, 1998 principally due to increases in effective interest rates paid by the Company.


Embezzlement Loss

Embezzlement losses reflect the cash amounts embezzled from the Company. Embezzlement losses for the quarter ended June
30, 1998 were $1,798,000. There were no embezzlement losses for the quarter ended June 30, 1999. For additional discussion see Note 2 of the consolidated financial statements.


Income Taxes

The Company did not incur a net income tax expense for the three months ended June 30, 1999 because of application of the net operating loss carryforwards. For the quarter ended June 30, 1998, the Company recorded an income tax benefit of $34,000.


Financial Condition, Liquidity and Capital Resources

At June 30, 1999, The Company's working capital balance was
$1,863,000 and its current ratio 1.07:1. The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries, tax refunds and investing activities should be sufficient to meet its current operating requirements although there can be no assurances that all the aforementioned sources of cash can be realized.


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

Cost: The estimated total cost of the Year 2000 Project is approximately $90,000, including $30,000 of internal labor costs devoted to the project. Costs incurred to date are approximately $72,000, with the remainder of the estimated total to be incurred during the second quarter of FY 2000.

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






     HALIFAX CORPORATION

     (Registrant)







     Date: September   9,  1999         By: s/John J. Reis
                                           John J. Reis
                                           President & CEO






     Date:  September   9,  1999       By: s/John D. D'Amore
                                           John D. D'Amore
                                           Principal Financial &
                                           Accounting Officer