Form 10-Q
period 1999-09-30
HALIFAX CORP
filed 1999-11-15
CIK 720671

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________  to  ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   2,015,206 as of  November
12, 1999

                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                           page
Item 1.Financial Statements

  Condensed Consolidated Balance Sheets -
   September 30, 1999 (Unaudited) and March 31, 1999       3

  Condensed Consolidated Statements of Operations -
   Three and Six Months Ended September 30, 1999
   and 1998 (Unaudited)                                    4

  Condensed Consolidated Statements of Cash Flows -
   Six Months EndedSeptember 30, 1999 and 1998 (Unaudited)  5

  Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                             6

Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations               10

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risks                                    14


                   PART II  OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders 14

Item 6.Exhibits and Reports on Form 8-K                    14

Item 1.  FINANCIAL STATEMENTS


                             HALIFAX CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND MARCH 31, 1999


                                           SEPTEMBER 30,   MARCH 31,
                                               1999           1999
                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                     $           0   $         0
  Accounts receivable                         18,990,000    26,648,000
  Inventory                                    4,061,000     3,949,000
  Prepaid expenses and other current
assets                                         1,971,000     1,377,000

TOTAL CURRENT ASSETS                          25,022,000    31,974,000

PROPERTY AND EQUIPMENT, at cost less
accumulated                                    2,213,000     2,230,000
  depreciation and amortization

OTHER ASSETS AND COST IN EXCESS OF NET
ASSETS                 ACQUIRED, net of
accumulated amortization                       4,330,000     4,531,000

TOTAL  ASSETS                              $  31,565,000  $ 38,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses    $  18,909,000  $ 23,518,000
  Current portion of long-term debt &
mortgage note payable                          2,775,000     7,720,000

TOTAL CURRENT LIABILITIES                     21,684,000    31,238,000

LONG-TERM DEBT AND OTHER LIABILITIES
                                              15,256,000    13,135,000

TOTAL LIABILITIES                             36,940,000    44,373,000

STOCKHOLDERS' EQUITY
 Common stock                                    545,000       545,000
 Additional paid-in capital                    4,413,000     4,413,000
 Retained earnings
                                             (10,121,000  (10,384,000)
                                             (5,163,000)   (5,426.000)
Less treasury stock at cost
                                               (212,000)     (212,000)

TOTAL STOCKHOLDERS' EQUITY
                                             (5,375,000)    (5,638,000

TOTAL LIABILITIES AND STOCKHOLDERS'        $  31,565,000  $ 38,735,000
EQUITY

  See notes to Condensed Consolidated Financial Statements.



                             HALIFAX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)


                                   Three Months Ended         Six Months Ended
                                      September 30              September 30

                                              Restated                   Restated
                                    1999        1998         1999          1998

Revenues                         $21,716,000 $17,127,000  $42,686,000   $33,290,000

Operating costs and expenses:
    Cost of services              20,064,000  16,445,000   39,444,000    31,964,000
    General and administrative
                                   1,132,000     947,000    2,153,000     1,812,000
Total operating costs and
expenses                          21,196,000  17,392,000   41,597,000    33,776,000

Operating income (loss)              520,000   (265,000)    1,089,000     (486,000)

Interest expense                      373000     272,000      826,000       627,000

Embezzlement Loss
                                           -   1,953,000            -     3,751,000

Income (loss) before income          147,000 (2,490,000)      263,000   (4,864,000)
taxes

Income taxes (benefit)                58,000    (36,000)      104,000      (70,000)
Utilization of net loss
carryforward                        (58,000)           -    (104,000)             -

Income tax (benefit)
                                           -    (36,000)            -      (70,000)

Net earnings (loss)
                                 $   147,000  (2,454,000)     263,000   (4,794,000)

Net earnings (loss) per common   $       .07 $    (1.16)  $       .13  $     (2.38)
share - basic

Net earnings (loss)  per common  $       .07 $    (1.16)  $       .13  $     (2.38)
share - diluted

Weighted average number of
common shares
    outstanding - basic            2,013,602   2,013,029    2,013,504     2,011,820

Weighted average number of
common shares
    outstanding - diluted          2,013,602   2,013,029    2,013,504     2,011,820


See notes to Condensed Consolidated Financial Statements.


                             HALIFAX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)


                                                     Six Months Ended
                                                         September 30
                                                                  Restated
                                                   1999             1998
Cash flows from operating activities:

Net income (loss)
                                                 $    263,000   $ (5,755,000)

Adjustments to reconcile net income to net
  cash provided (used) by operating
activities:

  Depreciation and amortization                       602,000         728,000
  Decrease in accounts receivable                   7,658,000       1,551,000
  (Increase) decrease in inventory                  (112,000)         491,000
  (Increase) in other assets                        (107,000)       (111,000)
  (Decrease) increase in accounts payable
  and accrued expenses                            (4,610,000)         101,000

   Total adjustments
                                                    3,431,000       2,760,000

   Net cash provided (used) by operating
activities                                          3,694,000     (2,995,000)

Cash flows from investing activities:

 Acquisition of property and equipment              (427,000)       (373,000)

 Net cash used in investing activities              (427,000)       (373,000)


Cash flows from financing activities:

 Proceeds from borrowing of long-term debt         29,157,000      34,093,000
 Retirement of long-term debt                    (32,432,000)    (30,533,000)
 Cash dividends paid                                        -       (202,000)
 Proceeds from sale of stock upon exercise
of stock options                                        8,000          10,000


 Net cash provided (used) by financing
activities                                        (3,267,000)       3,368,000


Net increase in cash                                        -               -

Cash at beginning of period
                                                            -               -

Cash at end of period
                                                $           -    $          -

See notes to Condensed Consolidated Financial Statements.


                             Halifax Corporation
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1999.


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

The Company believes that a single individual, the former controller of HTSC, perpetrated the embezzlement. She was immediately terminated, has since been indicted, has pleaded guilty and been sentenced. Under the terms of an agreement entered into with the Company, she cooperated with the Company's recovery efforts.

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

Under the terms of an agreement with the Company, the embezzler has transferred certain assets back to the Company. Some of the recovered assets have been converted into approximately $1.7 million in cash as of October 31, 1999. With an estimated $.8 million of assets awaiting conversion to cash, the Company estimates approximately $2.5 million will ultimately be recovered from the embezzler. In addition, the full policy amount of $1 million from each of two separate theft insurance polices, or an aggregate of $2 million, has been received to date.

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

Due to the corresponding overstatement of taxable income reported by the Company during the period of the embezzlement, the Company will file for a tax refund of approximately $808,000. The receivable is recorded in "Income Taxes Receivable" in the consolidated financial statements.

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

The Company's financial statements for the three and six months ended September 30, 1998 have been restated to reflect corrections due to the embezzlement. The effect of the restatement on results of operations for the three and six months ended September 30, 1998 is as follows:


                             Three Months Ended          Six Months Ended
                             September 30, 1998         September 30, 1998


                           Previously                Previously
Statement of Operations:    Reported    Restated      Reported      Restated
Revenues                  $ 18,306,000 $17,127,000   $35,570,000  $ 33,290,000

Cost of  services           16,731,000  16,445,000    32,054,000    31,964,000
G&A expenses
                             1,220,000     947,000     2,526,000     1,812,000
Operating income (loss)        355,000   (265,000)       990,000     (486,000)
Other income                    48,000           -        48,000             -
Interest expense               320,000     272,000       675,000       627,000
Embezzlement loss
                                     - (1,953,000)             -   (3,751,000)
Income (loss) before            83,000 (2,490,000)       363,000   (4,864,000)
taxes
Income taxes (benefit)
                                51,000    (36,000)       180,000      (70,000)
Net income (loss)         $     32,000 $(2,454,000  $    183,000  $(4,794,000)
                                                 )
Net income (loss) per     $        .01 $    (1.16)  $        .09  $     (2.38)
share-basic
Net income (loss) per     $        .01  $   (1.16)  $        .09  $     (2.38)
share-diluted

Note 3 - Debt

The Company signed a new banking agreement on September 1, 1999 which refinances the Company's bank debt as presented at March 31, 1999. The new debt continues to consist of a revolving line of credit ($12,000,000 revised facility) and two term loans ($1,000,000 and $2,500,000 revised facilities), however the principal reduction and interest rate provisions of the term loans have been revised. Standard closing and unused balance fees are included. The revised facilities make $15,500,000 of credit available to the Company. This agreement expires on October 1, 2000. All assets of the Company remain as collateral in accordance with the prior agreement. Financial covenants have been revised to require only prospective operational performance objectives including minimum quarterly net income of $100,000 beginning September 30, 1999 and quarterly increases in tangible net worth of $150,000.

The new agreement prohibits the payment of dividends or distributions as well as cash payment of principal or interest on Subordinated Debt.
Interest expense on Subordinated Debt is accrued on a current basis. The Company is presently finalizing an arrangement whereby certain past due interest payments on Subordinated Debt will be satisfied via the issuance of an equivalent fair market value amount of the Company's common stock.

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

In addition, on September 2, 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 and currently due to the supplier will be paid over 18 months with interest at 8.5%. $506,945 was paid on September 2, 1999 and October 1, 1999, and $299,965 was paid on November 1, 1999 and will be paid on the first day of the next ensuing 14 months and a final payment of $299,974 is due on February 1, 2001. At September 30, 1999, $1,469,000 of amounts then outstanding are classified as noncurrent obligations.

Note 4  - Tax Matters

The Company has a $12.5 million net operating loss carryover virtually all of which expires in fiscal 2019. At September 30, 1999, the balance sheet includes an $808,000 income tax receivable which consists of net operating loss carryback refunds of $682,000 and $126,000 of estimated tax payments made in fiscal 1999.



 Note 5 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                   Three Months Ended        Six Months Ended
                                      September 30,           September 30,
                                             Restated                 Restated
                                   1999        1998         1999        1998
 Numerator:

   Net earnings (loss)           $ 147,000  $(2,454,000)  $ 263,000  $(4,794,000)

   Numerator for basic earnings
 (loss) per share -
  income available to common     $ 147,000  $(2,454,000)  $ 263,000  $(4,794,000)
 stockholders

 Numerator for diluted
 earnings (loss) per share -
 income available to
 common stockholders
 after assumed                   $ 147,000  $(2,454,000)  $ 263,000  $(4,794,000)
 conversions

 Denominator:

   Denominator for basic
 earnings per share -
 weighted-average shares         2,013,602     2,013,029  2,013,504     2,011,820

  Effect of dilutive securities:
    Employee stock options             -             -          -             -
    Contingent stock-                  -             -          -             -
    acquisition
    7% Convertible
    Subordinated Debenture             -             -          -             -
   Dilutive potential common           -             -          -             -
   shares

   Denominator for diluted
   earnings per share - adjusted
   weighted-average shares
   and assumed conversions       2,013,602     2,013,029  2,013,504     2,011,820

 Basic earnings (loss) per       $    0.07  $     (1.16)  $    0.13  $     (2.38)
 share

 Diluted earnings (loss) per     $    0.07  $     (1.16)  $    0.13  $     (2.38)
 share

Note 6 -  Selected Financial Date by Business Seqment

The Company operates in two principal business segments: technology services and facilities management.


                               Three Months Ended        Six Months Ended
                                  September 30             September 30

                                          Restated                 Restated
 Selected Financial Data by    1999         1998        1999         1998
 Business Segment
 Net Sales
  Technology Services       $    15,344  $    11,539  $  30,496  $    22,976
  Facilities Management           6,372        5,588     12,190       10,314
                            $    21,716  $    17,127  $  42,686  $    33,290
 Operating Income (Loss)
  Technology Services       $       154  $     (442)  $     459  $      (740)
  Facilities Management             366          177        630          254
                            $       520  $     (265)  $   1,089  $      (486)


Technology Services sales for the quarter ended September 30, 1999 increased over 1998 as a result of increased levels of business generally. Facilities Management sales increased due to the HUD contract being fully ramped up in 1999.

Technology Services operating income increased because of the increased level of sales and improved product mix.



                                   Item 2
                    Management's Discussion and Analysis
                         of  Financial Conditions and
                            Results of Operations



Forward-Looking Statements


Certain statements in this Quarterly 10-Q Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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


                              Three Months Ended          Six Months Ended
                                 September 30               September 30

                                    Restated                   Restate
 Results of Operations     1999       1998    Change   1999       d     Change
                                                                1998
 Revenues                $  21,716  $ 17,127      27% $42,686  $33,290     28%

 Cost of services           20,064    16,445      22%  39,444   31,964     23%
   Percent of revenues         92%       96%              92%      96%

 General& Administrative     1,132       947      20%   2,153    1,812     19%
   Percent of revenues          5%        6%               5%       5%

 Operating cost and         21,196    17,492      21%  41,597   33,776     23%
 expenses:
  Percent of revenues          98%      102%              97%     101%

 Operating (loss)              520     (265)    -296%   1,089    (486)   -324%
 income
   Percent of revenues          2%       -2%               3%      -1%

 Interest expense              375       272      38%     826      627     32%
 Embezzlement loss               -     1,953                -    3,751

 Income tax (benefit)            -      (36)                -     (70)

 Net income (loss)       $     147  $(2,454)              263  (4,794)

 Net  income (loss)  per $    0.07  $ (1.16)          $  0.13  $(2.38)
 share - basic
 Net income (loss) per   $    0.07  $ (1.16)          $  0.13  $(2.38)
 share - diluted



Revenues

Revenues for the three months and the six months ended September 30, 1999 increased 27% and 28%, respectively, over the comparable periods in 1998 principally as a result of increased levels of information technology services business.

Operating Costs and Expenses

Operating costs and expenses for the three months and the six months ended September 30, 1999 increased 21% and 23 %, respectively, over the comparable periods in 1998 primarily as a result of the increase in revenues.

Operating Income (Loss)

The increased level of revenue and an improved product mix of higher margin services resulted in operating income for the three and six months ended September 30, 1999 of $520,000 and $1,089,000, respectively as compared to operating losses for the three and six months ended September 30, 1998 amounting to $(265,000) and $(486,000), respectively.

Interest Expense

Interest expense for the three months and the six months ended
September 30, 1999 increased 38% and 32%, respectively, over the comparable periods in 1998 principally due to increases in effective interest rates and higher amounts of outstanding borrowings.

Embezzlement Loss

Embezzlement losses reflect the cash amounts embezzled from the Company. Embezzlement losses for the three months and the six months ended September 30, 1998 were $1,953,000 and $3,751,000 respectively. There were no embezzlement losses for the three and six months ended September 30, 1999. For additional discussion see Note 2 of the condensed consolidated financial statements.

Income Taxes

The Company did not incur income tax expense for the three and six month periods ended September 30, 1999 because of the utilization of available net operating loss carryforwards. For the three months and the six months ended September 30, 1998 the Company recorded income tax benefits amounting to $(36,000) and $(70,000), respectively.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $3,338,000
and its current ratio was 1.15.   The Company is actively engaged in
embezzlement recovery activities which involve significant legal and other costs and expenses. The Company has recorded provisions for certain recovery costs and believes that such provisions are adequate to cover anticipated expenditures through January 2000.

Additional cash demands arise from the Company's debt service which include approximately $300,000 per month to a major supplier (as described in footnote 3) and above prime interest costs and fees related to the Company's bank debt.

The Company is presently experiencing difficulty maintaining current terms status with certain vendors and has undertaken action to mitigate such circumstances. Should the Company be unable to satisfy such vendors in a timely fashion, ongoing operations could be severely jeopardized.

As previously announced, the Company is seeking to recover losses sustained by the embezzlement and has recently initiated a broad range of recovery activities involving actions against various parties. However, there can be no assurances that the Company's actions will be successful, or if they are successful, of the extent or timing of any related recoveries.

The Company has announced the engagement of an investment banking firm to serve as financial advisor for the purposes of identifying and facilitating initiatives designed to maximize shareholder value.

The Company believes that actions currently underway, in conjunction with funds generated from operations, bank borrowings, embezzlement recoveries, tax refunds and certain investing activities will be sufficient to meet cash flow requirements through the current quarter, although there can be no assurances that the aforementioned sources of funding can be realized.

However, the Company believes that subsequent equity or debt financings, or material near-term cash inflows from our embezzlement recovery activities will be necessary to continue to fund operations, recovery activities and implement the Company's current business strategy.

Year 2000 Readiness

State of Readiness: During fiscal 1999 the Company undertook a formal Year 2000 readiness project assessment of all information technology assets to ensure the readiness of all applications, operating systems and hardware on its PC desktop suites and LAN and WAN server and communications platforms; the readiness of voice and data network software and hardware; to address issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and to address the readiness of key vendors and other third parties.

The phases of the Project are : (i) inventorying Year 2000 items and assigning priorities, (ii) assessing the Year 2000 readiness of items, (iii) remediating or replacing items that are determined not to be Year 2000 ready; (iv) testing items for year 2000 readiness, and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 ready, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing.

The inventory and assessment phases of the Project were completed in mid fiscal 1999. At March 31, 1999, all of the Company's application systems had been remediated and current date tested. Essentially all critical hardware and software was ready and tested by March 31, 1999. The remaining items will be resolved, tested and remediated by November 1999.

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

Cost: The estimated total cost of the Year 2000 Project is approximately $90,000, including $30,000 of internal labor costs devoted to the project. Costs incurred to date are approximately $85,000, with the remainder of the estimated total to be incurred during the third quarter of FY 2000.

Risk: The Company believes that its Year 2000 readiness program will prepare the Company for Year 2000 in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those external parties on which the Company relies will be Year 2000 ready in a timely manner or that the Company's or external parties contingency plans will mitigate the effects of any nonreadiness. Given the current status of the Company's year 2000 Project, management believes that the most probable worst case scenario could result in short term business interruptions. However, failure by the Company and/or external parties to complete year 2000 readiness work in a timely manner could have a materially adverse effect on the Company's financial position and its results of operations.

Contingency Plans: The Company is developing a Year 2000 Contingency Plan designed to address problems arising from Year 2000 failures of critical third parties and will be directed towards providing alternate sources of supply to the Company.

The Company expects to complete its contingency planning phase for Year 2000 by December 1, 1999.



                                   Item 3.
                         Quantitative and Qualitative
                        Disclosures about Market Risk


The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

At September 30, 1999, the Company had $15,449,00 of debt outstanding of which $5,469,000 bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.



Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits - Not applicable

           (b)Reports on Form 8-K - Changes in Registrant's
              Certifying Accountant, dated October 26, 1999

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)







     Date: November 15, 1999           By:  s/John J. Reis
                                              John J. Reis
                                              President






     Date: November 15, 1999           By:  s/Charles L. McNew
                                              Charles L. McNew
                                              Executive V. P. & CFO