Form 10-Q
period 1999-12-31
HALIFAX CORP
filed 2000-02-14
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                       DECEMBER 31, 1999

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended  December 31, 1999
(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from ________  to  _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,050,686 as of February 11, 2000.

                      HALIFAX CORPORATION

                            CONTENTS

                 PART I.  FINANCIAL INFORMATION

                                                             page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - December 31, 1999
(Unaudited) and March 31, 1999                                3

Condensed Consolidated Statements of Operations - Three and
Nine Months Ended December 31, 1999 and 1998 (Unaudited)      4

Condensed Consolidated Statements of Cash Flows - Nine
Months Ended December 31, 1999 and 1998 (Unaudited)           5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                   6

Item 2. Management's Discussion and Analysis of Financial
 Condition andResults of Operations                          10

Item 3.    Quantitative and Qualitative Disclosures about
 Market Risks                                                14


                   PART II  OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders  none

Item 6.  Exhibits and Reports on Form 8-K                   15

Item 1.  FINANCIAL STATEMENTS


                              HALIFAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND MARCH 31, 1999


                                         December 31,    March 31,
                                             1999          1999
                                          (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                     $ 3,267,000   $        -
  Accounts receivable                       16,691,000   26,648,000
  Inventory                                  3,618,000    3,949,000
  Income taxes receivable
                                               808,000      808,000
  Prepaid expenses
                                             1,209,000      569,000

TOTAL CURRENT ASSETS
                                            25,593,000   31,974,000

 PLANT PROPERTY AND EQUIPMENT (net of
accumulated depreciation)                    2,105,000    2,230,000
GOODWILL  (net of amortization)              4,072,000    4,395,000
OTHER ASSETS                                   850,000      136,000

TOTAL  ASSETS                              $32,620,000  $38,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable                            6,023,000    11,586,000
Current portion long-term debt               3,946,000    7,720,000
Accrued expenses                            10,866,000   10,672,000

TOTALCURRENT LIABILITIES                    20,835,000   29,978,000

LONG TERM-DEBT                              12,115,000   13,135,000
DEFERRED REVENUE                             1,980,000    1,260,000
TOTAL LIABILITIES                           34,930,000   44,373,000
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock                                  557,000      545,000
 Additional paid-in capital                  4,641,000    4,413,000
Retained deficit                           (7,296,000) (10,384,000)
Treasury Stock                               (212,000)    (212,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (2,310,000)  (5,638,000)

                                           $32,620,000  $38,735,000

  See notes to Condensed Consolidated
Financial Statements.






                              HALIFAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (Unaudited)


                             Three Months Ended        Nine Months Ended
                                December 31               December 31

                                         Restated                Restated
                              1999         1998        1999        1998
Revenues                   $19,819,000 $23,476,000 $62,505,000  $56,766,000

Operating costs and
expenses:
 Cost of services           18,499,000  22,540,000  57,954,000   54,504,000
 General and
administrative                 576,000     987,000   2,715,000    2,799,000
Operating income (loss)        744,000    (51,000)   1,836,000    (537,000)

Interest expense             (427,000)   (391,000) (1,253,000)  (1,018,000)
Other income                    13,000           -     10,000             -
Embezzlement recovery
(loss)                       2,500,000 (1,444,000)   2,500,000  (5,195,000)


Income (loss) before
income taxes                 2,830,000 (1,886,000)    3,093,000 (6,750,000)

Income taxes (benefit)           5,000    (30,000)       5,000    (100,000)


Net earnings (loss)         $2,825,000 $1,856,000)  $3,088,000 $(6,650,000)

Net earning (loss) per
common share-basic         $      1.39 $    (0.92) $      1.51 $     (3.30)

Net earnings (loss) per
common share - diluted     $      1.39 $    (0.92) $      1.51 $     (3.30)

Weighted average number
of common shares
outstanding - basic          2,032,946   2,009,675   2,032,946    2,012,351

Weighted average number
of common shares
outstanding - diluted        2,035,813   2,009,675   2,044,830    2,012,351


See notes to Condensed
Consolidated Financial
Statements.


                              HALIFAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (Unaudited)



                                             Nine Months
                                           Ended December 31
                                                         Restated
                                            1999           1998

   Cash flows from operating
   activities:

   Net earnings (loss)                    $3,088,000    $ (6,650,000)

   Adjustments to reconcile net
   earnings (loss) to net
     cash provided (used) by operating
   activities:

   Depreciation and amortization              972,000          960,000
   Decrease (increase) in accounts
   receivable                              9,957,000      (3,951,000)
   Decrease in other assets                        -
                                                            1,282,000
   Decrease in inventory                     331,000        1,757,000
   Increase in prepaids                      640,000)        (252,000)
   Increase in income tax receivable               -        (164,000)
   (Increase) decrease in other             (714,000)           51,000
   Decrease in accounts payable           (5,563,000)      (4,577,000)
   Increase in accrued expense                194,000        7,533,000
   Increase in deferred revenue               720,000          518,000
      Total adjustments                     5,257,000        3,157,000
      Net cash provided (used) by
   operating activities                    8,345,000      (3,493,000)

   Cash flows from investing
   activities:

   Purchase of plant, property and
   equipment                               (516,000)        (389,000)
   Net cash used in investing
   activities                              (516,000)        (389,000)

   Cash flows from financing
   activities:

   Proceeds from borrowing long-term       48,601,000       43,447,000
   Retirement of  long-term debt         (53,395,000)     (39,278,000)
   Cash dividends paid                             -        (302,000)
   Issuance of common stock and
   exercise of stock options                 232,000           15,000
   Net cash (used in) provided by
   financing activities                  (4,562,000)        3,882,000
   Net increase in cash                    3,267,000                -
   Cash beginning of period
                                                   -                -
   Cash at end of period                 $ 3,267,000      $         -

   See notes to Condensed Consolidated
   Financial Statements.

                              Halifax Corporation
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 1999.


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

The Company believes that a single individual, the former controller of HTSC, perpetrated the embezzlement. She was immediately terminated, has since been indicted, has pleaded guilty, and has been sentenced and incarcerated.

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

Under the terms of an agreement with the Company, the embezzler has transferred certain assets back to the Company. Some of the recovered assets have been converted into approximately $2.2 million in cash as of December 31, 1999.
With an estimated $.3 million of assets awaiting conversion to cash, the Company estimates approximately $2.5 million will ultimately be recovered from the embezzler. In addition, the full policy amount of $1 million from each of two separate theft insurance polices, or an aggregate of $2 million, has been received to date.



From these sources, the Company expects a total recovery of $4.5 million (excluding recovery costs) . The Company estimates that, net of recovery costs, approximately $3.5 million will be recovered. At December 31, 1999 and March 31, 1999, the Company had received approximately $3,100,000 and $670,000, respectively, from its recovery efforts and recorded a recovery receivable of $400,000 and $2.83 million , respectively.

Due to the corresponding overstatement of taxable income reported by the Company during the period of the embezzlement, the Company has filed for a tax refund of approximately $808,000. The receivable is recorded in "Income taxes receivable" in the accompanying condensed consolidated balance sheets. Approximately $650,000 of the refund was received in January 2000.

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

In December 1999, the Company received an additional $2,500,000 in conjunction with its embezzlement recovery activities. The specific terms and conditions associated with the payment, including the identity of the party are subjects of a confidentiality agreement that precludes disclosure.

The Company's financial statements for the three and nine months ended December 31, 1998 have been restated to reflect corrections due to the embezzlement.
The effect of the restatement on results of operations for the three and nine months ended December 31, 1998 is as follows:

                        Three Months Ended     Nine Months Ended
                        December 31, 1998      December 31, 1998
           ($000's
   omitted)

                       Previously            Previously
   Statement of        Reported     Restated  Reported      Restated
   Operations:
   Revenues             $ 23,016    $23,476  $ 58,586       $ 56,766
   Cost of  services      20,426     22,540    52,480         54,504
   General and
   Acministrative          1,379        987     3,905          2,799
   expenses
   Operating income        1,211       (51)     2,201          (537)
   (loss)
   Interest expense          391        391     1,018          1,018
   Embezzlement loss           -      1,444         -
                                                               5,195
   Income (loss)
   before taxes              820    (1,886)     1,183        (6,750)
   Income taxes              343       (30)       523
   (benefit)                                                   (100)
   Net earnings           $  477   $(1,856)     $ 660       $(6,650)
   (loss)
   Net earnings
   (loss) per share-      $ 0.24   $ (0.92)     $0.33       $ (3.30)
   basic
   Net earnings
   (loss) per share-      $ 0.23   $ (0.92)     $0.32       $ (3.30)
   diluted



Note 3 - Debt

The Company signed a new banking agreement on September 1, 1999 which refinanced the Company's bank debt as presented at March 31, 1999. The new debt continues to consist of a revolving line of credit ($12,000,000 revised facility) and two term loans ($1,000,000 and $2,500,000 revised facilities), however the principal reduction and interest rate provisions of the term loans have been revised. Standard closing and unused balance fees are included. The revised facilities make $15,500,000 of credit available to the Company. This agreement, as modified, expires on January 2, 2001. All assets of the Company remain as collateral in accordance with the prior agreement. Financial covenants require prospective operational performance objectives including minimum quarterly net income of $100,000 beginning September 30, 1999 and quarterly increases in tangible net worth of $150,000.

The new agreement prohibits the payment of dividends or distributions as well as cash payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis. The Company has entered into an arrangement whereby certain past due interest payments on Subordinated Debt were satisfied via the issuance of an equivalent fair market value amount of the Company's common stock.

In connection with the new banking agreement, the revolving credit agreement was reduced from a maximum credit line of $14,500,000 to $12,000,000. Amounts available are determined by applying stated percentages to the Company's eligible billed and unbilled accounts receivable. Interest now accrues at LIBOR plus 2.25%.

The Tier III Term Note principal balance was reduced by $125,000 at closing which reduced the outstanding principal balance on that date to $1,000,000. Interest is payable monthly on the principal at LIBOR plus 3.55%.

The Tier II Term Note facility remains $2,500,000. The principal balance was reduced by $125,000 in December 1999 and will continue to be reduced by $125,000 quarterly beginning March 15, 2000. Interest is payable monthly on the principal at LIBOR plus 2.65%.

The Company is required to make certain additional term note balance reductions from the future proceeds of certain asset sales.

In addition, on September 2, 1999, the Company entered into an agreement with a major supplier whereby approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 and currently due to the supplier will be paid over 18 months with interest at 8.5%. $506,945 was paid on September 2, 1999 and October 1, 1999, and $299,965 was paid on November 1, and December 1, 1999 and will be paid on the first day of the next ensuing 13 months; a final payment of $299,974 is due on February 1, 2001. At December 31, 1999, $575,000 of amounts then outstanding are classified as noncurrent obligations.



Note 4  - Tax Matters

At December 31, 1999, the Company has a $9.4 million net operating loss carryforward virtually all of which expires in fiscal 2019. At December 31, 1999, the balance sheet includes an $808,000 income tax receivable which consists of net operating loss carryback refunds of $682,000 and $126,000 of estimated tax payments made in fiscal 1999.



Note 5 - Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share.


                               Three    Nine Months Ended
                              Months
                               Ended
                                  December 31,             December 31,

                                          Restated               Restated
                               1999         1998        1999       1998
Numerator:

  Net earnings (loss)       $2,825,000   (1,856,000) $3,088,000  $(6,650,000)

Numerator for basic
earnings (loss) per share -
income available to common  $2,825,000  $(1,856,000) $3,088,000   $6,650,000)
stockholders

Numerator for diluted
earnings (loss) per share -
income available to common
stockholders
after assumed conversions   $2,825,000  $(1,856,000) $3,088,000  $(6,650,000)

Denominator:

  Denominator for basic
earnings per share -
 eighted-average shares      2,032,946     2,009,675  2,032,946     2,012,351

  Effect of dilutive
securities:
 Employee stock options      $   2,867     $       - $   11,884   $         -



Denominator for diluted
earnings per
share - adjusted weighted-
average
shares and assumed
conversions                  2,035,813     2,009,675 2,044,830     2,012,351

Basic earnings (loss) per
share                       $     1.39    $   (0.92) $    1.51    $   (3.30)

Diluted earnings (loss) per
share                       $     1.39    $   (0.92) $    1.51    $   (3.30)




Note 6 -  Selected Financial Date by Business Segment

The Company operates in two principal business segments: technology services and operational outsourcing (formerly identified as facilities management).


 (000's Omitted)             Three Months Ended     Nine Months Ended
                                 December 31           December 31

                                        Restated              Restated
 Selected Financial Data by    1999       1998       1999       1998
 Business Segment
 Revenues
  Technology Services         $ 12,617   $ 17,645   $ 43,113   $ 40,621
  Operational Outsourcing        7,202      5,831     19,392     16,145
                              $ 19,819   $ 23,476   $ 62,505   $ 56,766
 Operating Income (Loss)
  Technology Services         $    203   $  (340)   $    665   $(1,080)
  Operational Outsourcing          541        289      1,171        543
                               $   744   $   (51)   $  1,836   $  (537)





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



                           Three Months Ended         Nine Months Ended
                              December 31                December 31

                                 Restated                  Restated
 Results of Operations   1999      1998    Change   1999     1998    Change
 Revenues               $19,819   $23,476    -16%  $62,505   $56,766    10%

 Cost of services       18,499     22,540    -18%   57,954    54,504     6%
   Percent of revenues      93%       96%              93%       96%

 General and
 Administrative             576       987    -42%    2,715     2,799    -3%
   Percent of revenues       3%        4%               4%        5%

 Operating cost and
 expenses:               19,075    23,527    -19%   60,669    57,303     6%
   Percent of revenues      96%      100%              97%      101%

 Operating (loss)
 income                     744      (51)       -    1,836     (537)      -
   Percent of revenues       4%        0%               3%       -1%

 Interest expense           427       391      9%    1,253     1,018    23%

 Embezzlement
 (recovery) loss        (2,500)     1,444       -  (2,500)     5,195      -

 Income tax (benefit)         5      (30)       -        5     (100)      -

 Net earnings (loss)    $ 2,825  $(1,856)       -  $ 3,088  $(6,650)      -

 Net earnings (loss)
 per share - basic      $  1.39  $ (0.92)          $  1.51  $ (3.30)
 Net earnings (loss)
 per share - diluted    $  1.39  $ (0.92)          $  1.51  $ (3.30)


Revenues

Revenues for the three months ended December 31, 1999, decreased 16% as compared to the comparable period in 1998 principally due to decreases in the sales of switching products to the U.S. Government.

Revenues for the nine months ended December 31, 1999, increased 10% over the comparable period in 1998 principally as a result of increased levels of information technology services business.


Operating Costs and Expenses

Operating costs and expense for the three months ended December 31, 1999, decreased 19% as compared to the same period in 1998 principally due to the decline in revenues, and a nonrecurring reduction in general and administration expense related to certain payments received in December 1999.

For the nine months ended December 31, 1999, operating costs and expenses increased 6% over the comparable period in 1998 primarily as a result of the increase in revenues, this was partially offset by the nonrecurring reduction in general and administration expense related to certain payments received in December 1999.

Operating Income (Loss)

An improved product mix of higher margin services resulted in operating income for the three and nine months ended December 31, 1999 of $744,000 and $1,836,000, respectively as compared to operating losses for three and nine months ended December 31, 1998 amounting to $(51,000) and $(537,000), respectively.

Interest Expense

Interest expense for the three months and the nine months ended December 31, 1999, increased 9% and 23%, respectively, over the comparable periods in 1998 principally due to increases in effective interest rates and higher borrowings outstanding.

Embezzlement Loss (Recovery)

The embezzlement recovery of $2,500,000 recognized for the three months and the nine months ended December 31, 1999 is the result of a cash payment received in December 1999 in conjunction with the Company's ongoing embezzlement recovery activities. There were no embezzlement recoveries for the three and nine months ended December 31, 1998.

Embezzlement losses reflect the cash amounts embezzled from the Company. Embezzlement losses for the three months and the nine months ended December 31, 1998 were $1,444,000 and $5,195,000, respectively. There were no embezzlement losses for the three and nine months ended December 31, 1999. For additional discussion see Note 2 of the condensed financial statements.

Income Taxes

The Company recorded no federal tax obligation and only minimal state tax expense for the three and nine months ended December 31, 1999 because it reduced the valuation allowance against the deferred tax asset. This results from the Company now believing it will be able to utilize the available net operating loss carryforwards. For the three and nine months ended December 31, 1998 the Company recorded income tax benefits amounting to $(30,000) and $(100,000), respectively.

Net Earnings (Loss)

Net earnings for the three and nine months ended December 31, 1999, was $2,825,000 and $3,088,000, respectively, primarily due to the generation of operating profit and the embezzlement recovery.

For the three and nine months ended December 31, 1998, the Company incurred net losses of $(1,856,000) and $(6,650,000) principally as a result of operating losses and embezzlement losses.






Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $4,758,000 and
its current ratio was 1.23.   The Company is actively engaged in
embezzlement recovery activities which involve significant legal and other costs and expenses. The Company has recorded provisions for certain recovery costs and believes that such provisions are adequate to cover anticipated expenditures through March 2000.

Additional cash demands arise from the Company's debt service which include approximately $300,000 per month to a major supplier (as described in note 3 of the consolidated condensed financial statements) and interest expense related to the Company's bank debt.

In the recent past, the Company has experienced difficulty maintaining current terms status with certain vendors and has undertaken action to mitigate such circumstances. Should the Company be unable to satisfy such vendors in a timely fashion, ongoing operations could be severely jeopardized.

As previously announced, the Company is seeking to recover losses sustained by the embezzlement and has initiated a broad range of recovery actions against various parties. In December 1999, the Company received cash payments of $3,500,000. Of this amount $2,500,000 was related to embezzlement recoveries. However, there can be no assurances that the Company's future recovery actions will be successful, or if successful, the extent or timing of any additional related recoveries.

The Company previously announced the engagement of an investment banking firm to serve as financial advisor for the purposes of identifying and facilitating initiatives designed to maximize shareholder value.

The Company believes that actions currently underway, in conjunction with funds generated from operations, bank borrowings, embezzlement recoveries, tax refunds and certain investing activities will be sufficient to meet cash flow requirements through March 31, 2000 the current quarter, although there can be no assurances that the aforementioned sources of funding will all be realized.

However, the Company believes that additional equity or debt financing, or material near-term cash inflows from our embezzlement recovery activities will be necessary to continue to fund operations, recovery activities and implement the Company's current business strategy.

Year 2000 Readiness

State of Readiness: During fiscal 1999 the Company undertook a formal Year 2000 readiness project assessment of all information technology assets to ensure the readiness of all applications, operating systems and hardware on its PC desktop suites and LAN and WAN server and communications platforms, the readiness of voice and data network software and hardware, to address issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips, and to address the readiness of key vendors and other third parties.

The phases of the Project were : (i) inventorying Year 2000 items and assigning priorities, (ii) assessing the Year 2000 readiness of items, (iii) remediating or replacing items that are determined not to be Year 2000 ready; (iv) testing items for year 2000 readiness, and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) were Year 2000 ready, each system was tested using a standard testing methodology which included unit testing, baseline testing, and future date testing.

The inventory and assessment phases of the Project were completed in mid fiscal 1999. At March 31, 1999, all of the Company's application systems had been remediated and current date tested. Essentially all critical hardware and software was ready and tested by March 31, 1999. The remaining items were resolved, tested and remediated prior to December 31, 1999.

The Company addressed non-information technology systems readiness through direct contact with our critical supplier chain to validate Year 2000 readiness. As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, were identified and contacted. Procedures were undertaken in an attempt to reasonably ascertain their state of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means. The Company paid particular attention to suppliers and shippers of the product comprising its hardware inventory.

Cost: The estimated total cost of the Year 2000 Project was approximately $90,000, including $30,000 of internal labor costs devoted to the project.

Risk: The Company believes that its Year 2000 readiness program prepared the Company for Year 2000 in a timely manner. Given the current status of the Company's year 2000 Project, management believes that the most probable worst case scenario could result in short term business interruptions.

Contingency Plans: The Company developed a Year 2000 Contingency Plan designed to address problems arising from Year 2000 failures of critical third parties. The plan is directed towards providing alternate sources of supply to the Company.

As of February 2000, there have been no major problems or failures arising from Year 2000 issues.


                                    Item 3.
                          Quantitative and Qualitative
                         Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

At December 31, 1999, the Company had $16,061,000 of debt outstanding of which $5,469,000 bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.








Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits - Not applicable

     (b) Reports on Form 8-K - Item 5. Embezzlement Recoveries dated January 4, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)







     Date: February 14, 2000          By:  s/John J.Reis
                                             John J. Reis
                                             President






     Date: February 14, 2000           By: s/Charles L. McNew
                                             Charles L. McNew
                                             Executive V. P. & CFO