Form 10-K
period 2000-03-31
HALIFAX CORP
filed 2000-07-12
CIK 720671

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           Form 10-K
(Mark One)

( X) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  (Fee Required)
     For the fiscal year ended    March 31, 2000
(  ) Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee Required)

     For the transition period from _______  to  ______

Commission file Number        0-12712    1-8964

Halifax Corporation
     (Exact name of registrant as specified in its charter)

             Virginia
54-0829246
(State or other jurisdiction of
incorporation of organization)    IRS Employer Identification No.)

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

( )Yes (X)No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
(  )



     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 22, 2000 was $8,719,508 computed based on the closing price for that date.

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.




           Class                    Outstanding at June 22, 2000

     Common Stock                             2,023,436
     $0.24 par value






              DOCUMENTS INCORPORATED BY REFERENCE

                             -None-




Certain statements in this Annual 10-K Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance operations and planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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




                                 PART I


Item 1.  General Description of the Business

Halifax Corporation (the "Company"), headquartered in Alexandria, Virginia is principally focused on providing a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers.

The Company provides a complete array of services and solutions which are designed to enable customers to focus on using their enterprise rather than maintaining them.

The Company's major initiatives presently are:

* Seat Management provides customers with complete life cycle management of all desk top PCs, servers and printers, thus allowing the enterprise staff to focus on core responsibilities.

* Network Solutions enables our customers to maximize their network investments by providing solutions architecture, asset solutions (hardware and software management) and systems integration solutions. The Company recently completed one of the first Windows 2000 implementations for a commercial organization and has also launched "Assure IT", a program designed to ensure the ongoing operational efficiency of a customer's network.

* Business and Application development provides technical and creative service offerings which provide interactive business solutions to our customers. The Company has been developing Web sites since 1995.

* Information Security provides cost effective, best practice solutions for information security problems confronting our customers. The focus is on solutions which are minimally intrusive to the operations. The range of services provided includes security policy development, firewall installation and configuration, network vulnerability audits and encryption solutions.

* Computer Maintenance provides maintenance services on a nationwide basis, serving over 20,000 locations and more than 250,000 pieces of equipment through a variety of programs including: On-call and resident maintenance and repair service agreements, Warranty services for major original equipment manufacturers, Preventive Maintenance, Asset tracking, Maintenance outsourcing support, Equipment installs, moves and changes and Depot and Mail-in services. Services are provided through a network of offices dispatched by the Halifax National Support Center. Strategic alliances are maintained with certain OEMs and integrators.

* Telecommunications Systems provides engineering, installation, maintenance and logistic support services for various government agencies including the Army and the U.S. Army National Guard. Orders are placed with the Company primarily using two multi-task support contracts, Long Term Life Cycle Support (LTLCS) and Digital Switch Systems Modernization Program (DSSMP).

Government customers are supported in the following areas: Network engineering and installation, both secured and non secured; Network administration; EF&I of digital telephone networks; Upgrade of radio rooms; Upgrade of cable plant infrastructures; and Installation of blown fibers systems.

The Company's current strategy is to continue to develop an important presence in the eastern United States, while seeking to provide services nationwide for selected engagements.

The Company's general business strategy is to secure a prominent position as a leading provider of the broad range of information technology services and solutions to address the needs of a marketplace which continues to increase its dependency on technology.

Investment in the Company involves various risks. Additionally, certain of the information contained herein may be deemed to constitute "forward looking statements".

HISTORY

The Company was incorporated in Virginia in 1967 as Halifax Engineering, Inc., the successor to the business begun as a sole proprietorship in 1967. On April 1, 1970, Halifax acquired the Field Service Division of United Industries. This expanded the business base in technical services and field engineering. In 1991 the Company's name was changed to Halifax Corporation.

On June 30, 1993, the Company acquired the services division of Electronic Associates, Inc. The division expanded the Company's non-federal business and provided an additional service line for simulator operations, maintenance and integration.

On April 1, 1996, the Company completed the acquisition of privately held CMS Automation, Inc. (CMSA) a Richmond, Virginia computer systems integration company. On November 25, 1996, the Company, through its wholly owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. (CCI) of Hanover, Maryland. The combined entity name was changed to Halifax Technology Services Company (HTSC), a wholly owned subsidiary of Halifax Corporation. On April 1, 1999, HTSC was merged into Halifax Corporation and began operating as the Technology Services Division of the Company.

The Company maintains its principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Its telephone number is (703) 750-2202 and its internet website is www.hxcorp.com.

RECENT DEVELOPMENTS

Sale of Operational Outsourcing Division

On May 31, 2000 the Company sold its Operational Outsourcing business (See
Note 15 to the consolidated financial statements) which was non-core to the company's long-term growth strategy. The Company's Operational Outsourcing Division provides complete facilities management and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facilities operations

On June 2, 2000, the Company executed and delivered a Stock Purchase Agreement dated as of May 31, 2000 with U.S. Facilities, Inc., a Delaware corporation ("Buyer") providing for the sale by the Company of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. ("HTSI") for a purchase price of $5,600,000, of which $5,500,000 was paid to Halifax at Closing with the balance of $100,000 due on the first anniversary of the Closing. The purchase price remains subject to various adjustments set forth in the Agreement. The closing of the transactions contemplated in the Agreement (the "Closing") took place simultaneously with the execution and delivery thereof, effective as of May 31, 2000. (See Note 15 to the consolidated financial statements.)

The Company and the Buyer executed and exchanged at Closing, a Transition Agreement pursuant to which the Company will, for a limited period of time following the Closing, provide administrative assistance and other transition services to the Buyer in connection with Buyer's take-over of HTSI.

A portion of the proceeds received by Halifax, in the approximate amount of $2,900,000, was applied by Halifax on the date of the Closing to the repayment of a portion of its outstanding bank debt.

Embezzlement Matter

On March 18, 1999 the Company announced that a material embezzlement had occurred at one of the Company's subsidiaries. (See Note 2 to the consolidated financial statements.) The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 prior to its acquisition by Halifax. After net recoveries through March 31, 2000, as discussed below, the cumulative net embezzlement loss before taxes was approximately $9.3 million.

The embezzlement had a material effect on the Company's financial statements for fiscal years 2000, 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded a gross embezzlement loss of $6,093,000, $6,044,000 and $2,892,000 for fiscal years ended March 31, 1999, 1998 and 1997 respectively. The embezzlement loss for fiscal 1999 was recorded net of projected recoveries of $3,500,000 (net of recovery costs of $1,000,000) resulting in a net embezzlement loss for fiscal year 1999 of $2,593,000.

During the year ended March 31, 1999 the Company recovered $672,000 creating a recovery receivable outstanding of $2,828,000. The recovery receivable was collected in fiscal 2000.

During the year ended March 31, 2000 the Company recovered an additional $2,250,000 (net of recovery costs of $250,000) in conjunction with its embezzlement recovery activities. The specific terms and conditions associated with the payment, including the identity of the party, are subjects of a confidentiality agreement that precludes disclosure.


The Company continues to pursue recovery activities from certain parties, although no assurances can be given as to the timing or extent of such recoveries.

Federal Government Contracts

A significant portion of the Company's revenues have historically been derived from contracts or subcontracts with the United States Government. Excluding the sale of HTSI ("Discontinued Operations") in fiscal years 2000, 1999 and 1998, the Company received revenues from 29, 25 and 88 Government contracts, respectively, which accounted for approximately 25%, 36% and 26%, respectively, of the Company's total revenues. The embezzlement matter did not involve or affect the Company's fulfillment of its Government contracts nor its accounting thereof and it did not trigger any termination provisions under government contracts.

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

With the sale of the Company's Operational Outsourcing Division on May 31, 2000 the Company's dependence on Government contracts will be materially reduced from approximately $30.1 million to $4.0 million, a reduction of 85%.

Commercial and State/Municipal Government Contracts

The Company continues to work towards expanding its commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and outsourcing opportunities. The Company's expanding development of information technology services and solutions follows from its prior acquisition strategy where some expanded capabilities were brought into the Company. State/municipal government contracts may expand from privatization opportunities.

The following table reflects the distribution of revenues by type of customer excluding Discontinued Operations (see Management Discussion and Analysis for further discussion):


                           Years Ended March 31,

                2000               1999               1998
Commercial   $23,394,000   44%  $23,725,000   40%  $ 28,770,000   51%

State/Local   16,435,000   31%   13,866,000   24%    12,995,000   23%

Federal
Government    13,701,000   25%   21,480,000   36%    14,454,000   26%

Total        $53,530,000  100%  $59,071,000  100%  $ 56,219,000  100%

Type of Contracts

The following table reflects, by type of contract (excluding Discontinued Operations), the amount of revenues derived for the periods indicated:


                              Years Ended March 31,

                   2000               1999               1998
Cost
reimbursable     $   341,000   1%  $   363,000   1%    $   227,000    0%

Time &
materials          2,851,000   5%    3,878,000   6%      4,531,000    8%

Fixed-price       50,338,000  94%   54,830,000  93%     51,461,000   92%

Total            $53,530,000 100%  $59,071,000 100%    $56,219,000  100%

Accounts Receivable

Trade accounts receivable at March 31, 2000 and 1999 represented 49% and 61% of total assets, respectively. Accounts receivable are comprised of billed receivables and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent future payments due from the customer for which invoices will not be presented until a later period. The reasons that invoices are not presented may be categorized as follows: (1) fee and cost retainage rights of the Government; (2) billable documents in transit; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; and (4) amounts in excess of billings arising on fixed-price contracts from recognition of revenues under the percentage of completion method.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is not reimbursable under Government contracts.

For a summary of the amounts of retainages and unbilled receivables as of March 31, 2000 and 1999, see Note 3 to the consolidated financial statements.

Backlog

Excluding Discontinued Operations, the Company's funded backlog for services as of March 31, 2000, 1999 and 1998 was $14,000,000,
$25,000,000, and $31,000,000, respectively. "Funded" backlog represents commercial orders and Government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.

As of March 31, 2000, based on total amounts bid on contracts awarded, the Company's five-year potential revenues for work remaining to be performed under existing contracts are approximately $254,000,000. Excluding contracts associated with the Discontinued Operations the unfunded portion is $240,000,000 in undefinitized work. The realization of these potential revenues is dependent upon a variety of contract contingencies beyond the control of the Company, such as complete funding and the exercise of all existing contract options by the Government and commercial clients. There can be no assurance that such revenues will be realized. The revenues expected for fiscal year 2001 from the potential revenues is $28,000,000.

Commercial contracts do not typically have multi-year options, and accordingly, related backlog levels are not significantly increasing in proportion to total revenues.

Marketing

Commercial marketing involves the determination of customer needs that match the services offered by the Company. This is accomplished through the Company's commercial sales and marketing group which develops service and solutions offerings, conducts sales calls, attends trade shows, and builds a network of customer knowledge and confidence in the Company. Those activities, along with the development of strategic alliances and the reputation the Company has built, represent the normal manner in which the Company's commercial business is generated.

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

Competition

The Company has numerous competitors in all areas in which it does business. Some competitors are large diversified firms having substantially greater financial resources and larger technical staffs than the Company, including, in some cases, the manufacturers of the systems being supported. Customer in-house capabilities can also be deemed to be competitors of the Company in that they perform certain services which might otherwise be performed by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which the Company is engaged are technology skills, quality, responsiveness, ability to perform within estimated time and expense limits and pricing. Technology services are predominately concentrated on the Mid-Atlantic coast, computer maintenance services are conducted on a nationwide basis.

Personnel

On March 31, 2000, the Company had 607 employees of whom 73 were part time. Adjusted for Discontinued Operations, there were 343 full time and 7 part time employees. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations are excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company has not experienced material difficulties obtaining the personnel required to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with a labor union on one of its government contracts. To date, relations have been excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.

Item 2. Properties

On November 6, 1997, the Company sold its headquarters office complex for $5,250,000 and leased back the building. The transaction generated other income of $1,490,000 of which $715,000 is being amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

The Company is obligated under 17 short-term facility leases connected with its operations.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders on March 2, 2000 at the Company's Annual Meeting of Shareholders.



                                Shares Voted:
1)  Election of Directors           For       Against     Abstained

Arch C. Scurlock                   1,896,507     -               1,566
John H. Grover                     1,897,507     -                 566
Thomas L. Hewitt                   1,897,507     -                 566
Alvin E. Nashman                   1,830,557     -              67,516
John J. Ries                       1,896,507     -               1,566
John M. Toups                      1,830,557     -              67,516

2) Ratification of Deloitte &
Touche LLP as independent
public accountants of the
Company for the fiscal year
ending March 31, 2000              1,897,657        376            40

3) Approval of amendment of the
Company's 1994 Key Employee
Stock Option Plan to increase
the number of shares issuable
from 280,000 to 400,000.           1,204,880     19,764         1,097








                            PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock, par value $0.24, is listed on the American Stock Exchange

At June 22, 2000 there were approximately 711 holders of record of the Company's Common Stock as reported by the Company's transfer agent.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange.


                           Fiscal Year 2000     Fiscal Year 1999

    Fiscal Quarter             High  Low           High         Low

    April - June (a)          $   - $   -          $9-1/2 $7-5/8
    July - Sept.               7-1/8               4-1/2  9-1/4  6-5/8
    Oct. - Dec.                7-1/8               4-1/2  9-3/8  5-1/4
    Jan. - March               8     5-15/16        11     7


(a) The Company's stock did not trade from March 17, 1999 until September 13, 1999 due to an American Stock Exchange trading halt. Upon the filing of the Company's 10-K for the year ended March 31, 1999, trading was resumed.

The Company did not declare a cash dividend to be paid in fiscal year 2000
and there is no assurance it will do so in future periods.   Amendments
to the current bank loan agreement prohibit the payment of dividends.

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

Item 6.  Selected Financial Data

The following table includes certain selected financial data adjusted for Discontinued Operations(see Note 15 to the consolidated statements) of the Company (amounts in thousands, except per share data).

                                 2000          1999          1998           1997          1996
Revenue - Continuing               $53,530      $ 59,071     $ 56,219       $ 57,341       $33,111
Operations
 Income (loss)
  Continuing operations              1,385       (5,316)      (5,512)        (3,640)           577
  Discontinued operations              928            17         (88)            320           186
  Net income (loss)                $ 2,313      $(5,299)     $(5,600)       $(3,320)       $   763

Total Assets                       $27,808      $ 38,735     $ 30,967       $ 37,776       $24,828


Long-term obligations              $12,793      $ 12,505     $ 12,923       $ 15,956       $ 3,313


Income (loss) per common
 share - basic
  Continuing operations            $   .70      $ (2.64)     $ (2.75)       $ (1.83)       $   .33
  Discontinued operations              .47           .01        (.04)            .16           .10
                                   $  1.17      $ (2.63)     $ (2.79)       $ (1.67)       $   .43
Income (loss) per common
share - diluted
  Continuing operations            $   .69      $ (2.64)     $ (2.75)       $ (1.83)       $   .33
  Discontinued operations              .46           .01        (.04)            .16           .10
                                   $  1.15      $ (2.63)     $ (2.79)       $ (1.67)       $   .43
Weighted average number
of
  shares outstanding
   Basic                         1,984,014     2,012,611    2,006,603      1,985,599     1,756,811
   Diluted*                      1,999,811     2,012,611    2,006,603      1,985,599     1,756,919

Dividends per common               $     -      $    .20     $    .20       $   1.87       $  1.73
share
  *Due to loss in 1999, 1998 and 1997, no effect is given to dilutive securities





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual 10-K Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.
Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance operations and planned growth, ramifications regarding the embezzlement matter and changes in government regulations and competition, which may, among other things affect the ability of the Company to implement its business strategy.

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

As more fully discussed in Note 2 to the consolidated financial statements, on March 18, 1999, the Company announced that an internal investigation had revealed an apparent material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement matter had a material effect on the Company's financial statements for fiscal years 2000, 1999, 1998 and 1997, and accordingly, the Company's financial statements for 1998 and 1997 have been previously restated.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal year ended March 31. (Tabular information: dollars in thousands, except per share amounts).

Results of operations and related notes thereto have been adjusted for Discontinued Operations. (See Note 15 to the consolidated financial statements.)





                                                     Years Ended March 31,

Results of Operations         2000      1999     Change     %      1999      1998    Change   %

Revenues                      $53,530   $59,071  $(5,541)    -9%   $59,071   $56,219  $2,852     5%

Cost of services               51,183    58,031   (6,848)   -12%    58,031    53,185   4,846     9%
  Percent of revenues             96%       98%                        98%       95%

General and Administrative      2,096     2,052        44     2%     2,052     2,113    (61)    -3%
  Percent of revenues              4%        3%                         3%        4%

Total operating cost and
expenses                       53,279    60,083   (6,804)   -11%    60,083    55,298   4,785     9%
  Percent of revenues            100%      102%                       102%       98%

Operating  income (loss)          251   (1,012)     1,263    N/M   (1,012)       921 (1,933)    N/M
  Percent of revenues              0%       -2%                        -2%        2%

Interest expense                1,066     1,050        16     2%     1,050     1,170   (120)   -10%

Other (income) expense           (55)       773     (828)    N/M       773     (923)   1,696    N/M

Embezzlement (recovery)
expense                       (2,250)     2,593   (4,843)    N/M     2,593     6,044 (3,451)    N/M

Income (loss) before taxes
and
discontinued operations         1,490   (5,428)     6,918    N/M   (5,428)   (5,370)    (58)    -1%

Income tax expense
(benefit)                         105     (112)       217    N/M     (112)       142   (254)    N/M

Income (loss) before
discontinued
operations                      1,385   (5,316)     6,701    N/M   (5,316)   (5,512)     196     4%

Discontinued operations           928        17       911    N/M        17      (88)     105    N/M

Net income (loss)             $ 2,313  $(5,299)   $ 7,612    N/M  $(5,299)  $(5,600)   $ 301     5%

Earnings (loss) per share
- basic

Continuing operations          $  .70  $ (2.64)                   $ (2.64)   $(2.75)
Discontinued operations           .47       .01                        .01     (.04)
                               $ 1.17  $ (2.63)                   $ (2.63)   $(2.79)

Earnings (loss) per share
- diluted

Continuing operations          $  .69  $ (2.64)                   $ (2.64)  $ (2.75)
Discontinued operations           .46       .01                        .01     (.04)
                               $ 1.15  $ (2.63)                   $ (2.63)  $ (2.79)




Revenues

Revenues for the fiscal year ended March 31, 2000 decreased by 9% from 1999 principally due to reductions in orders from the U.S. Army on a digital communications switch contract. This was partially offset by the ramp-up of deliveries under the Company's seat management contract with the Virginia Department of Transportation.

Revenues for the fiscal year ended March 31, 1999 increased by 5% from 1998 primarily due to increased orders from the U.S. Army on a digital communications switch contract.

Operating Costs and Expenses

Cost of services for the fiscal year ended March 31, 2000 decreased by 12% from 1999, which was somewhat larger than the comparable revenues decline. Although revenues declined year on year, the fixed price lower margin U.S. Army business which declined was somewhat offset by growth in the higher margin technology services which resulted in cost of services decreasing at a higher percentage than the percentage of decrease in revenue. In addition, 1999 costs of services included certain unusual charges related to inventory obsolescence of approximately $1.7 million due to potential Y2K issues and the write off of an under performing maintenance services contract.

Cost of services for the fiscal year ended March 31, 1999 increased by 9% over 1998 principally due to the non-recurring charges for inventory obsolescence, under performing contracts which impacted 1999, and the of higher revenues from the lower margin U.S. Army business costs.

General and administrative expenses increased 2% in 2000 from 1999 principally as a result of increases in staffing in key strategic areas offset by reductions in depreciation expense.

General and administrative expenses for the fiscal year ended March 31, 1999 decreased 3% from 1998 primarily due to modestly lower commercial insurance costs.

Operating Income

As a result of the margin improvement arising from the sales mix change and the reduction in general and administrative expenses the Company generated operating income of $251,000 in 2000 as compared to an operating loss of $1.0 million in 1999.

In 1999 the Company reported an operating loss of $1.0 million as compared to operating income of $921,000 in 1998. The principal reason for the change was the increase in volume in lower margin U.S. Army business which materially increased the cost of services ratio for 1999 as compared to 1998.

Interest and Other Income or Expense

Interest expense increased 2% in 2000 as compared to 1999, primarily due to higher interest rates and the large amount of debt outstanding during the first half of fiscal year 2000.

Interest expense for 1999 decreased 10% as compared to 1998, principally due to a decline in effective interest rates.

Other income was $55,000 in 2000 as compared to expense of $773,000 in 1999 which was principally related to one-time write-offs of certain fixed assets in 1999.

In 1998 other income of $923,000 was primarily attributable to a gain recognized on the sale/leaseback of the Company's corporate headquarters.

Embezzlement Loss

Embezzlement losses reflect the cash amounts embezzled from the Company. The embezzlement loss in 1998 reflects actual cash losses. The loss in 1999 was net of $3.5 million of total net recoveries realized from certain recovered assets (net of recovery costs) and insurance proceeds. In 2000 embezzlement recovery reflected additional recoveries net of certain recovery costs. For additional discussion see "Embezzlement Matter" in Item 1 and Note 2 of the consolidated financial statements.

Income Taxes

As a result of the Company's historical losses (principally from the embezzlement) the Company generated significant loss carryforwards (both federal and state). At March 31, 2000 the Company had remaining net operating loss carryforwards amounting to approximately $10.2 million. Due to the uncertainty of future realization the Company has not recorded a net benefit for these operating loss carryforwards in its financial statements.

Discontinued Operations

In May 2000 the Company sold its Operational Outsourcing Division and accordingly the financial results for this division have been reclassified as Discontinued Operations. (See Note 15 to the consolidated financial statements.)

The net of tax results for Discontinued Operations for 2000, 1999 and 1998 were $928,000, $17,000, and $(88,000), respectively. The increase in net income from 1999 to 2000 resulted principally from one-time contract modifications generated by a single cusomter.

Net Income (loss) from Continuing Operations

The 2000 net income of $1.4 million was principally the result of embezzlement recoveries amounting to $2.25 million.

Net losses in 1999 of $5.3 million were the result of embezzlement losses of $2.6 million and operating loss, in the amount of $1.0 million.

Net losses in 1998 of $5.6 million were related to embezzlement losses of $6.0 million and operating income, in the amount of $921,000.

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

The Company serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. The Company's operating results could be adversely affected by industry-wide pricing issues, the ability of the Company to recruit, train and retain personnel integral to the Company's operations and the presence of competitors with greater financial and other resources.
Also, the Company's operating results could be adversely impacted should the Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. The Company's plan for growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful.



Liquidity and Capital Resources      2000         1999          1998
Cash                              $ 1,800,000   $        0   $         0
Working capital                     3,771,000      740,000     7,363,000
Net cash provided by operations
before impact of embezzlement       1,488,000    1,940,000     4,804,000
Net cash recovered (used)
related to embezzlement             5,078,000  (5,421,000)   (6,044,000)
Net cash  provided by (used in)
operating activities                6,566,000  (3,481,000)   (1,240,000)

Net cash (used) provided by
investment activities               (694,000)    (651,000)     2,776,000
Net cash (used) provided by
financing activities             $(4,072,000)   $4,132,000  $(1,810,000)

At March 31, 2000, the Company's working capital of $3,771,000 and current ratio of 1.22 indicates the continuing improvement in the Company's financial strength which was negatively impacted by the embezzlement matter which resulted in the use of cash in operations during the three fiscal years ended March 31, 1999. In October and
November 1998 in a series of private placements, the Company issued $2 million of subordinated notes due July 1, 2001 to Research Industries Incorporated, a private investment company and an affiliate of the Company. Cash was also provided through bank borrowings.

In fiscal 1998, the sale of the Company's office complex provided over $4.8 million of cash, net of selling expenses, which was used to retire mortgage debt of $2.5 million and other operating debt as well as pay income taxes on the transaction. In a January 1998 private placement, the Company issued a $2 million 7% Convertible Subordinated Debenture due January 2003 to Research Industries, Incorporated. The net proceeds were applied to reduce the Company's revolving line of credit. In 1998, operations required $1,240,000 for working capital needs.

A summary of future minimum lease payments is in Note 10 to the consolidated financial statements. Capital expenditures in 1999 and 2000 were substantially reduced from prior years to conserve cash and the Company does not expect fiscal year 2001 technology requirements to result in greater capital expenditures than fiscal year 2000. The Company continues to sublease a portion of its headquarters building generating approximately $148,000 annually.

As a direct result of the material nature of the embezzlement matter, the Company was in technical default of its $14.5 million revolving credit agreement and related term notes (aggregating $4.6 million) that were in place at March 31, 1999. In the interim months, the Company entered into a series of forbearance agreements which enabled the borrowing agreement to remain in effect. Effective September 1, 1999, and as amended December 21, 1999 the Company re-negotiated its borrowing agreement to provide funding availability from its current collateral base. At March 31, 2000 the Company was in technical default of the agreement and amended the agreement effective July 5, 2000 extending the agreement through July 1, 2001. In the amendment dated July 5, 2000, the Company agreed to certain accelerated payments of its term debt and reduced the availability of the revolving credit agreement to $6 million (See Note 6 to the consolidated financial statements). The revolving credit agreement availability which had been reduced to $12 million at March 31, 2000 ($6 million effective July 5, 2000) is subject to borrowing base requirements primarily tied to levels of accounts receivable.

The bank term notes aggregating $4.6 million at March 31, 1999 were renegotiated effective September 1, and amended December 21, 1999 to amounts aggregating $3.5 million. Bank term notes outstanding at March 31, 2000 amounted to $ 3.19 million.

The subordinated debt agreements with an affiliate totaled $4 million at March 31, 2000. The banking agreement dated September 1, 1999 prohibits the payments of principal or interest. (See Note 6 to the consolidated financial statements.)

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. $507,000 was paid in September and October 1999, $299,965 is being paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001.

The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries and investing activities (including the sale of the Company's Operational Outsourcing Division) should be sufficient to meet its current operating cash requirements through July 1, 2001 although there can be no assurances that all the aforementioned sources of cash can be realized.

Year 2000 Compliance

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of "Year 2000" issues. However, it is possible that the full impact of the date change, which was of concern due to the possibility that computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000, has not been fully recognized. For example, it could be possible that year 2000 or similar issues, such as leap year -related problems, may occur and impair the Company's ability to process transactions, send invoices, maintain payroll or engage in similar normal business activities, such as financial closing at month or quarterly end. The Company believes that any of these types of problems that may be encountered are likely to be minor and correctable. In addition, the Company could still be negatively affected if its' customers or suppliers are adversely affected by year 2000 or similar issues. The Company is not currently aware of any significant year 2000 or similar problems that have arisen for its customers and suppliers.

Contingency Plans: The Company has developed a Year 2000 Contingency Plan designed to address problems arising from Year 2000 failures of critical third parties which is directed towards providing alternate sources of supply to the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates, primarily as result of bank debt to finance its business. The floating interest debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate. It is assumed that the LIBOR rate will remain constant in the future. Adverse changes in the interest rates or the Company's inability to refinance its long-term obligations may have a material negative impact on the Company's operations.

The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company's interest rate risk profile.

The information below summarizes the Company's sensitivity to market risks as of March 31, 2000. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded debt.
Note 6 to the consolidated financial statements contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).


                                  Year Ending
                                   March 31,

Long-term debt (including          2001      2002      Total   Fair Value
current maturities)                                     Debt
Revolving credit agreement at
the LIBOR rate plus 2.55%.  Due
July 1, 2001. Average interest
rate of 8.46%.                     $     - $   6,677   $ 6,677 $     6,677

Tier II term note dated June
25, 1998 at the LIBOR rate plus
2.65%. Due July 1, 2001.
Average interest rate of 8.56%.        384     2,116     2,500       2,500

Tier III term note dated June
25, 1998 at the LIBOR rate plus
2.65%. Due July 1, 2001.
Average interest rate of 8.56%.        691         -       691         691

Total variable debt                  1,075     8,793     9,868       9,868

7% subordinated note from
affiliate due January 27, 2003.
Estimated yield of 8.56% for
2001 and 9.0% for 2002.                  -     2,000     2,000       1,960

8% subordinated notes from
affiliate due July 1, 2001               -     2,000     2,000       2,000

Subordinated debt dated
September 2, 1999 with interest
at 8.5%.  Due February 1, 2001.      2,887         -     2,887       2,887

Total fixed debt                     2,887     4,000     6,887       6,847

Total debt                          $3,962   $12,793   $16,755     $16,715






At present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 11.  Executive Compensation

Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
K

(a)  The following documents are filed as part of this report:

        1.Consolidated Financial Statements

          o  Report of Independent Auditors
          o Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998
          o  Consolidated Balance Sheets as of March 31, 2000
             and 1999
          o Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998
          o  Consolidated Statements of Changes in
             Stockholders' Equity (Deficit) for the years ended March 31, 2000, 1999 and 1998
          o  Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

          o  Schedule II, Valuation and Qualifying Accounts

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

3.3 Articles of Amendment to Articles of Incorporation.

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

4.6 Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes.

4.7 Third Amendment to the Sixth Amended and Restated Loan and Security Agreement between the Company and SunTrust Bank (formerly Crestar
     Bank) dated September 7, 1999 and related notes.

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

10.3 1994 Key Employee Stock Option Plan.  (Incorporated by reference to
     Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.7 Charles L. McNew Executive Severance Agreement.

22  Subsidiaries of the registrant.

23  Consent of Deloitte & Touche LLP, Independent Auditors.

23.1 Consent of Ernst & Young LLP, Independent Auditors.

  (b)    Reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION


By /s/Charles L. McNew
   Charles L. McNew
   President and Chief Executive Officer     Date: 7/10/00

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                Date


/s/Charles L. McNew                President and          7/10/00
Charles L. McNew                   Chief Executive
Principal Executive Officer        Officer, Director



/s/Joseph Sciacca                  Vice President,        7/10/00
Joseph Sciacca                     Finance and Chief
Principal Financial and            Financial Officer
Accounting Officer


/s/Arch C. Scurlock                Chairman of the        7/10/00
Arch C. Scurlock                   Board of Directors


/s/John H. Grover                  Director               7/10/00
John H. Grover



/s/Thomas L. Hewitt                Director               7/10/00
Thomas L. Hewitt



/s/Alvin E. Nashman                Director               7/10/00
Alvin E. Nashman



/s/John Toups                      Director                7/10/00
John Toups






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Halifax Corporation:

We have audited the accompanying consolidated balance sheet of Halifax Corporation and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Halifax Corporation and subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the financial statements, the Company has discontinued the operational outsourcing segment of its operations.


/s/DELOITTE & TOUCHE LLP

McLean, VA
June 15, 2000
(July 5, 2000 as to Note 6)

INDEPENDENT AUDITORS' REPORT

Report Of Independent Auditors
Board of Directors and Stockholders Halifax Corporation

We have audited the accompanying consolidated balance sheet of Halifax Corporation as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the index at item 14(a)2 as of March 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation at March 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of March 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     /s/Ernst & Young LLP

Washington , D.C.
September 7, 1999


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                    2000          1999          1998
Revenues (Note 1)                $53,530,000   $59,071,000   $56,219,000

Operating costs and expenses:
 Cost of services                 51,183,000    58,031,000    53,185,000
 General and administrative        2,096,000     2,052,000     2,113,000

Total operating costs and
expenses                          53,279,000   60,083,000     55,298,000

Operating income (loss)              251,000   (1,012,000)       921,000

Interest expense                 (1,066,000)   (1,050,000)   (1,170,000)
Other income (expense)                55,000     (773,000)       923,000
Embezzlement recovery (loss)       2,250,000   (2,593,000)   (6,044,000)
Income (loss) from continuing
operations before income taxes     1,490,000   (5,428,000)   (5,370,000)

Income tax expense (benefit)         105,000     (112,000)       142,000
Income (loss) from continuing
operations                         1,385,000   (5,316,000)   (5,512,000)
Income from discontinued
operations net of income tax
expense (benefit) of $35,000,
$12,000 and $(58,000) in 2000,
1999 and 1998, respectively          928,000        17,000      (88,000)

Net income (loss)                $ 2,313,000  $(5,299,000)  $(5,600,000)

Earnings (loss) per common
share-basic:

  Continuing operations          $       .70  $     (2.64)  $     (2.75)
  Discontinued operations                .47           .01         (.04)

                                 $      1.17  $     (2.63)  $    ( 2.79)

 Earnings (loss) per common
share-diluted:

 Continuing operations           $       .69  $     (2.64)  $     (2.75)
 Discontinued operations                 .46           .01         (.04)

                                 $      1.15  $     (2.63)  $     (2.79)
Weighted average number of
common shares outstanding -
basic                              1,984,014     2,012,611     2,006,603

Weighted average number of
common shares
outstanding - diluted              1,999,811     2,012,611     2,006,603


See notes to consolidated financial statements


HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF  MARCH 31, 2000 AND 1999
                                                              March 31

                                                   2000          1999
ASSETS

CURRENT ASSETS
  Cash                                          $ 1,800,000             $
                                                                        -
  Restricted cash                                   650,000             -
  Trade accounts receivable (Note 3)             13,558,000    23,800,000
  Other receivables (Note 3)                              -     2,848,000
  Inventory (Note 1)                              4,390,000     3,949,000
  Prepaid expenses and other current assets         719,000       569,000
  Income taxes receivable (Notes 1 and 9)                 -       808,000
TOTAL CURRENT ASSETS                             21,117,000    31,974,000

PROPERTY AND EQUIPMENT,  net (Notes 1 and 4)      2,106,000     2,230,000

GOODWILL, net (Notes 1 and 5)                     4,113,000     4,350,000

OTHER ASSETS                                        472,000       181,000

TOTAL ASSETS                                    $27,808,000  $ 38,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                              $ 4,809,000  $ 14,091,000
  Accrued expenses (Note 7)                       8,080,000     7,835,000
  Deferred maintenance revenue                      596,000     1,588,000
  Current portion of long-term debt (Note 6)      3,962,000     7,720,000
  Income taxes payable                               36,000             -

TOTAL CURRENT LIABILITIES                        17,483,000    31,234,000

LONG-TERM BANK DEBT (Note 6)                      8,793,000     8,505,000
SUBORDINATED DEBT - AFFILIATE (Note 6)            4,000,000     4,000,000
DEFERRED INCOME (Note 10)                           572,000       630,000
TOTAL LIABILITIES                                30,848,000    44,369,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY  (DEFICIT)
Preferred stock, no par value authorized
1,500,000, issued 0 shares                                -             -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,316,370 in 2000 and 2,270,090 in
1999
Outstanding - 2,017,436 in 2000 and 2,013,406
in 1999                                             560,000       549,000
Additional paid-in capital                        4,683,000     4,413,000
Accumulated deficit                             (8,071,000)  (10,384,000)
Less Treasury stock at cost - 298,934 and
shares in 2000 and 1999                           (212,000)     (212,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (3,040,000)   (5,634,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $27,808,000  $ 38,735,000

See notes to  consolidated financial statements


HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                     2000          1999          1998
Cash flows from operating
activities:

Net income (loss)                  $ 2,313,000 $(5,299,000)  $(5,600,000)

Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:

 Depreciation and amortization       1,055,000    1,277,000     1,404,000
 Common stock issued in lieu of
interest                               233,000            -             -
 Loss (gain) on sale or disposal
of property and equipment                    -      773,000     (695,000)
 Changes in assets and
liabilities:
 Decrease(increase) in accounts
receivable                          10,242,000  (7,282,000)     2,899,000
 Decrease (increase) in other
receivables                          2,848,000  (2,831,000)        20,000
(Increase) decrease in inventory     (441,000)    1,309,000        54,000
(Increase) decrease in prepaid
expenses and other current
assets                               (150,000)    (276,000)       418,000
(Increase) decrease in other
assets                               (291,000)      139,000        93,000
Decrease (increase) in income
tax receivable                         808,000    (226,000)     (434,000)
(Decrease) increase in accounts
payable, accrued expenses and
 other current liabilities        (10,029,000)    8,995,000     (132,000)
Increase in deferred income
taxes                                        -            -        43,000
Increase in income taxes payable        36,000            -             -
(Decrease) increase in deferred
income                                (58,000)     (60,000)       690,000
Net cash provided by (used in)
operating activities                 6,566,000  (3,481,000)   (1,240,000)

Cash flows from investing
activities:
 Purchase of property and
equipment                             694,000)    (651,000)   (2,030,000)
 Proceeds from sale of property
and equipment                                -            -     4,856,000
 Acquisitions                                -            -      (50,000)

 Net cash (used in) provided by
investing activities                 (694,000)    (651,000)     2,776,000

Cash flows from financing
activities:
 Proceeds from debt borrowings      43,207,000   53,431,000    36,862,000
 Repayments of debt               (46,677,000) (48,915,000)  (38,315,000)
 Restricted cash                     (650,000)            -             -
 Cash dividends paid                         -    (403,000)     (401,000)
 Proceeds from sale of stock
upon exercise of stock options          48,000       19,000        44,000


 Net cash (used in) provided by
financing activities               (4,072,000)    4,132,000   (1,810,000)

Net increase (decrease) in cash      1,800,000            -     (274,000)
Cash at beginning of year                    -            -       274,000
Cash at end of year                $ 1,800,000  $         -  $          -

See notes to consolidated financial statements











HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998


                             Common     Additional   Retained            Treasury Stock
                         Stock
                                         Paid-In     Earnings
                    Shares      Par      Capital     (Deficit)    Shares       Cost          Total
                               Value


March 31, 1997     2,258,866  $546,000  $4,358,000   $ 1,319,000   300,484  $ (213,000)    $ 6,010,000

Cash Dividends
($.20 per share)           -         -           -     (401,000)         -            -      (401,000)
Net loss                   -         -           -   (5,600,000)         -            -    (5,600,000)

Exercise of
Stock Options          8,300     2,000      41,000             -         -            -         43,000

CMSA Acquisition
Earnout                                                            (1,550)        1,000          1,000


March 31, 1998     2,267,166  $548,000  $4,399,000  $(4,682,000)   298,934  $ (212,000)        $53,000

Cash Dividends
($.20 per share)           -         -           -     (403,000)         -            -      (403,000)

Net loss                   -         -           -   (5,299,000)         -            -    (5,299,000)

Exercise of
Stock Options          2,924     1,000      14,000             -         -                      15,000


March 31, 1999     2,270,090  $549,000  $4,413,000 $(10,384,00)    298,934  $ (212,000)   $(5,634,000)

Net income                 -         -           -     2,313,000         -            -      2,313,000

Exercise of
Stock Options         10,800     2,000      46,000             -         -            -         48,000

Issuance of
Common Stock
(Note 8)              35,480     9,000     224,000             -         -            -        233,000

March 31, 2000    2,316,370   $560,000  $4,683,000  $(8,071,000)   298,934  $ (212,000)  $(3,040,000)



See notes to consolidated financial statements.

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

1.  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity - Halifax Corporation, (the "Company") provides technology services and facilities management (See Note 15 for details regarding disposition of operational outsourcing division) for commercial and government activities. These services include the integration, systems engineering, installation, maintenance and training for computer systems, communications systems, and simulation systems; and the management, operations and maintenance support of military bases, prisons, waterways, major office complexes, and communications sites.

Principles of Consolidation - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc., Halifax Realty, Inc., and Halifax Technology Services, Inc. (HTSI) which was sold effective March 31, 2000 (see Note 15). All significant intercompany transactions are eliminated in consolidation.

Accounts Receivable and Inventories - Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets.

Inventory - Inventory consists principally of spare computer parts and computer and computer peripheral hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $125,000 and $1,500,000 at March 31, 2000 and 1999, respectively.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 4 years for automotive equipment, 3-10 years for machinery and equipment, 5-10 years for furniture and equipment and 12 years for building improvements. The Company examines the carrying value of its property and equipment to determine whether there are any impairment losses. If indicators of impairments were present, an impairment loss would be charged to expense in the period identified. No reduction of property and equipment was necessary in 2000 or in 1999.

Goodwill - Goodwill in acquired companies, described in Note 5, is being amortized using the straight-line method over periods ranging from 10 to 25 years. The Company examines the carrying value of its goodwill to determine whether there are any impairment losses if indicators of impairment are present. If future cash flows are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified. No reduction of goodwill for impairment was necessary in 2000 or in 1999.

Revenue Recognition - Service revenues result from contracts with various government agencies and private industry. Revenues on cost plus fee and fixed price contracts are recognized using the percentage of completion method generally determined on the basis of cost incurred to date as percentage of estimated total cost. Revenues on time and materials contracts are recognized at contractual rates as labor hours and materials are expended. Losses are recognized in the period in which they become determinable.

Income Taxes - Deferred taxes are provided on all temporary differences measured using enacted tax rates expected to be in effect during the periods in which the temporary differences reverse.

Stock-Based Compensation- The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25 Compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

Earnings Per Common Share - The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the net loss in the years ended March 31, 1999 and 1998, the computation of diluted earnings per share for those years is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents.

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

Reclassification - Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation. The consolidated statement of operations and related notes thereto have been adjusted to reflect Discontinued Operations arising from the sale of the Company's Operational Outsourcing Division (HTSI). (See Note 15.)

New Accounting Pronouncements - In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25", which clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues ("Opinion No. 25"). The Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000, for which the effects are recognized on a prospective basis from July 1,
2000.   The Company has not yet determined what impact, if any, will result from the adoption of this Interpretation.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments (including some derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. FASB Statement No. 133 will be adopted by the Company in its fiscal year ending March 31, 2002, and the Company has not determined what impact, if any, this Standard will have when adopted.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement established accounting standards for cost incurred in the acquisition or development and implementation of computer software. These new standards require the capitalization of software implementation costs relating to software acquired or developed and implemented for internal use. The adoption of this statement, effective January 1, 1999, had no impact on the Company's financial position or results of operations.

 2. EMBEZZLEMENT MATTER

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred at, and was confined to, the Company's Richmond, VA based Halifax Technology Services Company (HTSC). At the time of the embezzlement, HTSC was a wholly owned subsidiary of Halifax Corporation, which resulted from a merger of CMSA (acquired by Halifax on April 1, 1996), and CCI (acquired by Halifax on November 25, 1996). On April 1, 1999, HTSC was merged into Halifax Corporation and is now a division of the Company. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 prior to its acquisition by Halifax. After net recoveries through March 31, 2000, as discussed below, the cumulative net embezzlement loss before taxes was approximately $9.3 million.


The embezzlement had a material effect on the Company's financial statements for fiscal years 2000, 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded a gross embezzlement loss of $6,093,000, $6,044,000 and $2,892,000 for fiscal years ended March 31, 1999, 1998 and 1997 respectively. The embezzlement loss for fiscal 1999 was recorded net of projected recoveries of $3,500,000 (net of recovery costs of $1,000,000) resulting in a net embezzlement loss for fiscal year 1999 of $2,593,000.

During the year ended March 31, 1999 the Company recovered $672,000 creating a recovery receivable outstanding of $2,828,000. The recovery receivable was collected in fiscal 2000.

During the year ended March 31, 2000 the Company recovered an additional $2,250,000 (net of recovery costs of $250,000) in conjunction with its embezzlement recovery activities. The specific terms and conditions associated with the payment, including the identity of the party, are subjects of a confidentiality agreement that precludes disclosure.


Cash received relating to embezzlement recoveries was as follows:

       Fiscal 1999                $        672,000
       Fiscal 2000                       6,328,000
       Total cash recovered              7,000,000
       Recovery costs                    1,250,000
       Net cash recovered         $      5,750,000


The Company continues to pursue recovery activities from certain parties although no assurances can be given as to the timing or extent of such recoveries.

3.   ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:             March 31,
                                             2000           1999
Amounts billed                           $12,457,000    $  19,341,000
Amounts unbilled:
 Amounts currently billable                 1,414,000       4,908,000
 Retainages and amounts awaiting audit         90,000         208,000
Total                                      13,961,000      24,457,000
Allowance for doubtful accounts             (403,000)       (657,000)
Total                                     $13,558,000  $   23,800,000

Other receivables consist of:

Embezzlement recoveries (see Note 2)      $         -  $    2,828,000
Warranty and other                                  -          20,000
                                          $         -  $    2,848,000

Embezzlement recoveries receivable represents the difference between the estimated $3.5 million of total net recoveries and $672,000 of cash received at March 31, 1999. The amount was collected during the year ended March 31, 2000.

Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government. It is anticipated that the accounts receivable balance at March 31, 2000 will be substantially collected within one year.

4.   PROPERTY AND EQUIPMENT

     Property and equipment            March 31,
consists of:
                                                            Estimated
                                  2000          1999       Useful Lives
Automotive equipment            $  354,000     $  338,000 4 years
Machinery and equipment          6,215,000      5,648,000 3 - 10 years
Furniture and fixtures           1,408,000      1,386,000 5 - 10 years
Building and improvements          719,000        630,000 12 years
Total                            8,696,000      8,002,000

Accumulated depreciation and
amortization                   (6,590,000)    (5,772,000)
Total                          $ 2,106,000    $ 2,230,000

5.  GOODWILL

Amortization of Goodwill is calculated using the straight-line method over the estimated useful lives ranging from 20 to 25 years.
Intangibles, included in goodwill, consists of contract rights and is amortized over ten years. As of March 31, 2000 goodwill consists of $2,594,000 being amortized over 20 years, $2,485,000 being amortized over 25 years and $400,000 being amortized over 10 years. Amortization expense was $237,000 and $254,000 for March 31, 2000 and 1999,
respectively.



                                           March 31,

                                    2000             1999
 Goodwill                        $  5,479,000       $  5,479,000
 Accumulated Amortization         (1,366,000)        (1,129,000)
 Net Goodwill                    $  4,113,000       $  4,350,000

As a result of the disposition of its operational outsourcing division
(HTSI), the net book value of goodwill will be reduced by approximately $700,000 and resulting annual amortization of goodwill will be reduced by approximately $60,000. (See Note 15)


6.   LONG-TERM DEBT

                                                         March 31,
Long-term debt consists of:                          2000         1999

Revolving credit agreement amended effective
December 21, 1999, and July 5, 2000, with a
maximum credit line of $6,000,000.  Amounts
available under this agreement are determined by
applying stated percentages to the Company's
eligible billed and unbilled  receivables.  A
maximum amount of $6,000,000 is available to the
Company due July 1, 2001.  At March 31, 2000,
$6,680,000 was available to the Company under
the terms of the prior revolving credit
agreement. Interest accrues at LIBOR plus 2.25%
depending on a leverage ratio.  The LIBOR rate
was 5.91% and 5.4% on March 31, 2000 and 1999,
respectively.                                      $6,677,000  $11,600,000

Tier II Term Note dated June 25, 1998.
Principal to be paid in quarterly installments
due on the 15th day of March, June, September
and December  commencing on the first scheduled
payment date following payment in full of the
Tier III Term Note.  Interest accrues on the
principal at the LIBOR rate plus 2.65%. The
LIBOR rate was 5.91% and 5.4% on March 31, 2000
and 1999, respectively. The note is due on July
1, 2001.                                            2,500,000    2,500,000

Tier III Term Note dated June 25, 1998.
Principal is to be paid in $125,000 quarterly
installments due on the 15th day of March, June,
September and December commencing September
1998.  Interest accrues on the principal at the
LIBOR rate plus 3.55%.  The LIBOR rate  was
5.91% and 5.4% on March 31, 2000 and 1999,
respectively.  The note is due on July 1, 2001.       691,000    2,125,000
   Subtotal bank debt                               9,868,000   16,225,000

7% Convertible Subordinated Debenture with an
affiliate (see Note 11) dated January 27, 1998.
Principal due in full on January 27, 2003.
Interest payable semiannually in arrears
beginning August 1, 1998.  May be prepaid by the
Company on any date more than two years after
January 27, 1998.  Convertible to common stock
by note holder at any time at a conversion price
of $11.72 per common share.                         2,000,000    2,000,000

Subordinated note with an affiliate (see Note
11) dated October 8, 1998.  Principal due in
full July 1, 2001 but may be prepaid by the
Company at any time without penalty.  Interest
accrues annually at 8%.                               690,000      690,000

Subordinated note with an affiliate (see Note
11) dated October 13, 1998.  Principal due in
full July 1, 2001 but may be prepaid by the
Company at any time without penalty.  Interest
accrues annually at 8%.                               310,000      310,000

Subordinated note with an affiliate (see Note
11) dated November 2, 1998.  Principal due in
full July 1, 2001 but may be prepaid by the
Company at any time without penalty.  Interest
accrues annually at 8%.                               500,000      500,000

Subordinated note with an affiliate (see Note
11) dated November 5, 1998.  Principal due in
full July 1, 2001 but may be prepaid by the
Company at any time without penalty.  Interest
accrues annually at 8%.                               500,000      500,000
     Subtotal - debt affiliated parties             4,000,000    4,000,000

Subordinated note dated September 2, 1999.
Principal and interest payments of $299,965 due
on the first of each month with a final payment
due on February 1, 2001 of $299,974.  The note
bears interest of 8.5%                              2,887,000            -
Total debt                                         16,755,000   20,225,000
Less current maturities                             3,962,000    7,720,000
Total long-term debt                              $12,793,000  $12,505,000


Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the Company's assets as defined in the revolving credit agreement. The banking agreement also contains financial covenants and financial reporting covenants. The Company has excluded $6,677,000 of the revolving credit agreement from current liabilities because it anticipates it would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Company signed a new banking agreement on September 1, 1999 as amended on December 21, 1999 which refinanced the Company's revolving credit and debt. The new debt consisted of a revolving line of credit ($12,000,000 revised facility) and two term loans ($1,000,000 and $2,500,000 revised facilities), however the principal reduction and interest rate provisions of the term loans have been revised as have the interest rate provisions. Standard closing and unused balance fees are included. The revised facilities made $15,500,000 of credit available to the Company. This agreement was to expire on January 2, 2001. All assets of the Company remain as collateral in accordance with the prior agreement. Financial covenants were revised to require only prospective operational performance objectives including minimum quarterly net income of $100,000 beginning September 30, 1999 and quarterly increases in tangible net worth of $150,000.

The Company further amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of future settlement proceeds (see Note 2), if any, to term debt balances outstanding and to reduce its maximum line and the revolving credit agreement to $6,000,000. The Company was in non-compliance under the terms of its revolving credit agreement and term loan facilities at March 31, 2000, with respect to targeted earning requirements as specified in the agreement. As part of the agreement the bank waived the non-compliance with the financial covenant. In accordance with the terms of the new banking agreement, the Company made additional principal payments on the Tier II and Tier III Term Notes. In addition, the Company paid certain fees in connection with the amendment and will be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement has not been refinanced.

The new agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. $507,000 was paid in September and October 1999, $299,965 is being paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001.

The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, are as follows for the fiscal years ending March 31,:

                    2001       $   3,962,000
                    2002          10,793,000
                    2003           2,000,000
                    2004                   -
                    2005                   -
                   Total      $   16,755,000



The carrying value of total debt approximates fair market value at March 31, 2000 and 1999.











7.   ACCRUED EXPENSES

Accrued expenses consist primarily of costs incurred against various cost reimbursable contracts and payroll related costs.


                                             March 31,

                                       2000              1999
  Accrued expenses                     $ 6,250,000     $ 5,711,000
  Accrued vacation                         820,000         867,000
  Accrued payroll                          905,000         974,000
  Payroll taxes accrued and
  withheld                                 105,000         283,000
                                       $ 8,080,000     $ 7,835,000

8.   STOCK -BASED COMPENSATION

Stock Options - On September 16, 1994 the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan"). Options and/or stock appreciation rights expire five years after the date of grant. The maximum number of shares of the Company's common stock subject to the 1994 Plan and approved for issuance is 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's common stock. On March 2, 2000 the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400,000 shares.

A summary of options activity is as follows:



                                   Weighted
                                    Average                Weighted
                                     Grant     Options      Average
                         Options   Date Fair Exercisable   Exercise
                                    Market                   price
                                     Value



1994 PLAN

March 31, 1997            119,201      $5.78      53,249        $6.29

Options granted            15,500       8.69           -         8.69
Exercised                       -          -           -            -
Cancelled                (25,500)       5.00           -         5.00

Balance March 31, 1998    109,201       6.38      55,249         6.33

Options granted            34,000       7.81           -         7.81
Exercised                       -          -           -            -
Cancelled                       -          -           -            -

Balance March 31, 1999    143,201       6.72      61,749         6.49

Options granted           202,000       6.07           -         6.07
Exercised                (10,800)       4.80           -         4.80
Cancelled               (121,033)       6.19           -         6.19

Balance March 31, 2000    213,368     $ 6.50      61,749       $ 6.49




The following table summarizes the information for options outstanding and exercisable at March 31, 2000.




                                  Options               Options
                                outstanding             Exercisable
                    Options      Weighted     Options      Weighted
                                  Average                   Average
Range of Prices   Outstanding    Remaining   Exercisab  Exercise price
                                   Life          le
      $4.67-7.67       59,368    1-2 years       53,249           $6.29
      7.56-10.25        8,500     3 years         2,000            7.56
       7.81-7.88       18,500     4 years         6,500            7.81
       5.50-7.56      127,000     5 years             -               -

                      213,368                    61,749           $6.49


The weighted average fair value of options granted during March 31, 2000, 1999 and 1998 are:


                                      2000        1999       1998
Fair value of each option granted  $      6.07   $   7.81   $   8.69

Total number of options granted        202,000     34,000     15,500

Total fair value of options
granted                            $ 1,226,140   $265,540   $134,695


          A summary of Non-Employee Directors Stock Options Plan activity is as follows:



                                  Weighted
                                   Average                 Weighted
                                    Grant    Options       Average
                                  Date Fair  Exercisable   Exercise
                                   Market                   price
                                    Value


                        Options
Options granted           30,000    $ 10.25            -      $     -

Balance March 31, 1998    30,000      10.25       18,750        10.25

Options granted           12,000       7.03            -            -

Balance March 31, 1999
                          42,000       9.33       23,250         9.63

Options granted                -          -            -            -

Balance March 31, 2000    42,000     $ 9.33       23,250      $  9.63


The following table summarizes the information for options outstanding and exercisable at March 31, 2000.


                              Options                      Options
                            outstanding                  Exercisable
                                                          Weighted
              Options    Weighted Average    Options       Average
 Range of    Outstandin   Remaining Life   Exercisable    Exercise
  Prices         g                                          price
     $10.25      30,000       3 years           18,750        $ 10.25
       7.03      12,000       4 years            4,500           7.03
                 42,000                         23,250        $  9.63



The weighted average fair value of options granted during March 31, 2000, 1999 and 1998 are:



                                      2000        1999         1998
Fair value of each option granted      $    -      $   7.03    $  10.25

Total number of options granted             -        12,000      30,000

Total fair value of options            $    -       $84,360    $307,500
granted


All stock-based incentive awards granted in 2000, 1999 and 1998 under the 1994 Plan were stock options with 5 year terms and vest at the end of the third and fourth years. All awards granted in 1999 under the Non-Employee Directors Stock Options Plan were stock options with 5 year terms and vest in installments cumulatively with respect to one-sixtieth of that option stock per month after the date of grant. Exercise prices of all options awarded in all years under all plans were equal to the market price of the stock on the date of grant. The fair value of each of the Company's option grants is estimated on the date of grant using Black-Scholes option - pricing model as prescribed by SFAS No. 123 using the following assumptions: risk-free interest rate of 5.8 %, 5.36% and 5.99% respectively, dividend yield of 0%, 2% and 2% respectively, volatility factor related to the expected market price of the Company's common stock of .449, .262, and .442 weighted-average expected option life of five years. The weighted average fair value of options granted during 2000, 1999 and 1998 were $ 2.91, $2.35 and $2.66, respectively.

For purposes of proforma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Company's proforma information for the years ended March 31, is as follows. Consistent with the provisions of SFAS No. 123, had compensations cost been determined based on the fair value of awards granted in 2000, 1999, and 1998, the income and loss attributable to common shareholders would have been as follows:


                                           Year Ending March 31,
                                    2000          1999           1998
Net income (as reported)          $2,313,000  $ (5,299,000)   $(5,600,000)
Earnings (loss) per common share
(as reported):
 Basic                            $     1.17  $      (2.63)   $     (2.79)
 Diluted                          $     1.15  $      (2.63)   $     (2.79)

Proforma net income (loss)        $2,067,000  $ (5,354,000)   $(5,634,000)
Proforma earnings (loss) per
common share:
  Basic                           $     1.04  $      (2.66)   $     (2.81)
  Diluted                         $     1.03  $      (2.66)   $     (2.81)


EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, and at the Company's discretion, additional amounts based upon the profitability of the Company. The Company's contributions were $198,000 in 2000, $230,000 in 1999 and $199,000 in 1998.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company's common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases.

9.  INCOME TAXES

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income-tax purposes. The deferred tax assets and liabilities are classified on the balance sheets as current or non current based on the classification of the related assets and liabilities.

The components of income tax expense (benefit) for Continuing Operations are as follows for the years ended March 31:



                           2000          1999             1998
 Current (benefit)
 expense:
   Federal               $  15,000     $ (627,000)        $  424,000
   State                     5,000        (55,000)            94,000
   Total current:           20,000       (682,000)           518,000
 Deferred expense
 (benefit):
   Federal                  85,000         505,000         (345,000)
   State                         -          65,000          (31,000)
   Total deferred:               -         570,000         (376,000)
 Income tax expense      $ 105,000     $ (112,000)        $  142,000
 (benefit)


The components of the Company's deferred tax assets and liabilities consist of the following at March 31:



                                             2000            1999
  Deferred tax assets:

  Accounts receivable reserves             $   195,000     $    117,000
  Inventory                                    119,000          597,000
  Accrued compensation/vacation                326,000          238,000
  AMT credit carryforwards                      59,000           45,000
  Net operating loss carryforward            3,793,000        4,789,000
  Deferred gain on building sale               221,000          248,000
  Embezzlement loss                                  -          210,000
                                             4,713,000        6,244,000
  Deferred tax liabilities:

  Unbilled accounts receivable-
retainage                                  $    39,000       $        -
  Deferred start-up costs                            -          (5,000)
  Depreciation/amortization                    526,000        (815,000)
  Contract claims/other                          2,000          (2,000)
                                               567,000        (822,000)
                                             4,146,000        5,422,000
  Valuation allowance                      (4,146,000)      (5,422,000)
  Net deferred tax asset                   $         -     $          -

Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards and other deferred tax assets in its fiscal 2000 and 1999 financial statements. The change in the valuation allowance of $1,276,000 results primarily from the decrease in the net operating loss carryforward due to the previous carryback of this loss to the years ended March 31, 1997 and 1998.

The differences between the provision for income taxes at the expected statutory rate for Continuing Operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:



                                    2000       1999         1998
Provision (benefit) for income
taxes
at statutory rate                   34.0%      (34.0)%     (34.0)%
State taxes, net of federal
benefit                                 5.8      (4.4)       (4.4)
Other                                   4.5        1.0         1.0
Valuation allowance                  (39.5)       35.1        39.0
Total                                4.8%       (2.3)%        1.6%


The Company has a $10.2 million net operating loss carryover virtually all of which expires in fiscal 2019. The $808,000 income tax receivable at March 31, 1999 consists of net operating loss carryback refunds of $682,000 and $126,000 of estimated tax payments made in fiscal 1999. The balance of the income tax receivable at March 31, 2000 was $0.

10.LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31, 2000:


     Year ending March 31,
     2001                          $   1,197,000
     2002                              1,173,000
     2003                              1,165,000
     2004                              1,005,000
     2005                                656,000
     thereafter                        2,493,000
     Total minimum lease
     payments                      $   7,689,000

Deferred revenue of $572,000 and $630,000 at March 31, 2000 and 1999 represents the deferred gain on the sale - lease-back of the Company's office complex. The deferred revenue is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $1,123,000, $1,188,000 and $954,000 for the years ended March 31, 2000, 1999 and 1998, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under noncancelable subleases as of March 31, 1999 are $148,000.

11.RELATED PARTY TRANSACTIONS

During the years ended March 31, 2000, 1999 and 1998, the Company paid $102,575, $74,250 and $62,000, respectively, for legal services to a Board member serving as General Counsel; $53,968, $88,247 and $9,096, respectively, to a law firm in which the same Board member is a partner; and $14,000, $24,000 and $24,000, respectively, for consulting services to another Board member.

Research Industries, Incorporated, the owner of 715,780 shares or 34.9% of the Company's common stock, owns $2 million face amount of the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and $500,000 face amount of the
Company's Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $222,000 and $37,000 for 1999 and 1998, respectively (See Note 6).

On December 1, 1999, the Company issued 35,480 shares of common stock in the amount of $233,000 in lieu of cash in payment of interest on notes due to Research Industries through October 31, 1999. The value of the stock was equal to the market price on date of issue. At March 31, 2000, interest payable to Research Industries was $125,000.

During the year ended March 31, 2000 the Company paid $105,000 to a consultant who is now an officer of the Company.


12.COMMITMENTS AND CONTINGENCIES

Cost incurred by the Company on the performance of U.S. Government contracts are subject to audit by the Defense Contract Audit Agency
(DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

Upon the death of certain former officers and at the option of their estates, the Company is committed to purchase 54,112 of their shares of the Company's common stock at current book value. At March 31, 2000, the book value of the Company was a deficit and therefore, the Company had no obligation.

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.


13.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 The Company paid the following amounts for interest and income taxes during the years ended March 31:



                           2000           1999           1998
     Interest           $  1,547,000   $ 1,454,000      $ 1,535,000

     Income taxes       $     20,000   $   325,000      $   578,000



14.   Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                            Years Ended March 31,

                                       2000          1999          1998
Numerator for earnings per share:

  Net income (loss) as reported
from:

  Continuing operations              $1,385,000  $(5,316,000)  $(5,512,000)

  Discontinued operations               928,000        17,000      (88,000)

  Net income (loss)                  $2,313,000  $(5,299,000)  $(5,600,000)


Denominator:

  Denominator for basic earnings      1,984,014     2,012,611     2,006,603
per share-
    Weighted-average shares
outstanding

  Effect of dilutive securities:*
  7% convertible debenture                    -             -             -
    Employee stock options               15,797             -             -

  Dilutive potential common shares
    Denominator for diluted
  earnings per
      share - adjusted weighted-
  average
      shares and assumed              1,999,811     2,012,611     2,006,603
  conversions

 Earnings (loss) per share -
  basic:

  Continuing operations               $     .70      $ (2.64)     $  (2.75)

  Discontinued operations                   .47           .01         (.04)

Basic earnings (loss) per share       $    1.17      $ (2.63)     $  (2.79)

Diluted earnings (loss) per
 share:*

  Continuing operations               $     .69          N/A*          N/A*

  Discontinued operations                   .46          N/A*          N/A*

 Diluted earnings (loss) per share     $    1.15          N/A*          N/A*

*Because of losses, no effect is given to dilutive securities in 1999 and 1998.

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the net loss in the years ended March 31, 1999 and 1998, the computation of diluted earnings per share for those years is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents. For the year ended March 31, 2000, the convertible debenture was anti-dilutive and therefore not included in diluted earnings per share.

15.DISCONTINUED OPERATIONS

During the fourth quarter ended March 31, 2000, the Company announced a plan to divest itself of its Operational Outsourcing Division (HTSI). On May 31, 2000 the transaction was consummated.

On June 2, 2000, the Company executed and delivered a Stock Purchase Agreement dated as of May 31, 2000, with U.S. Facilities, Inc., a Delaware corporation ("Buyer") providing for the sale by the Company to Buyer of Company's operational outsourcing business (the "Business"). The closing of the transactions contemplated in the Agreement (the "Closing") took place simultaneously with the execution and delivery thereof, effective as of May 31, 2000.

At the Closing the Company sold to Buyer, all of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. for a purchase price of $5,600,000, of which $5,500,000 was paid by Buyer to the Company at Closing with the balance of $100,000 due on the first anniversary of the Closing. The purchase price remains subject to various adjustments set forth in the Agreement.

A portion of the proceeds received by the Company, in the approximate amount of $2,900,000 was applied on the date of the Closing to the repayment of a portion of its outstanding bank debt.

The Agreement contemplates, and the Company and the Buyer executed and exchanged at Closing, a Transition Agreement pursuant to which the Company would, for a limited period of time following the Closing, provide administrative assistance and other transition services to Buyer in connection with Buyer's take-over of the Business.

Summary operating results of the Discontinued Operations are as follows:



                                 2000         1999           1998

Revenue                       $26,246,000  $ 22,741,000   $ 17,551,000
Costs and expenses             25,283,000    22,712,000     17,697,000
Operating income (loss)           963,000        29,000      (146,000)
Income tax expense (benefit)       35,000        12,000       (58,000)
Income (loss)from
discontinued operations       $   928,000  $     17,000   $   (88,000)


The assets of Discontinued Operations consisted primarily of billed and unbilled accounts receivable of $4,473,000 and $4,854,000, respectively, and related accounts payable and accrued expenses of $1,973,000 and $2,970,000, respectively for years ended March 31, 2000 and 1999.

The net book value of goodwill will be reduced by approximately $700,000 and resulting annual amortization of goodwill will be reduced by approximately $60,000.


For the years ended March 31, 2000, 1999 and 1998 interest expense of $522,000, $404,000 and $365,000, respectively was charged to the Discontinued Operations. Interest expense was allocated to Discontinued Operations based on the relationship of Discontinued Operations revenue to total revenue. The Company intends to utilize its net operating loss carryforward to offset substantially all of the taxes resulting from the gain on the disposition.

16.  OTHER INFORMATION

Revenues from services rendered to the United States Government and the relative percentages of such revenues to total revenues for the years ended March 31, 2000, 1999 and 1998 were $13,701,000 (25%), $21,480,000
(36%), and $14,454,000 (26%), respectively. The reduction in United States Government revenue in fiscal 2000 was primarily a result of reduced deliveries of digital telecommunications switches under long-term contracts.









                           Halifax Corporation

             Schedule II, Valuation and Qualifying Accounts

                             March 31, 2000


                          Balance at   Additions                Balance at
                           beginning   charged to                 end of
                            of year      cost &    Deductions      Year
                                        expense

Year Ended March 31,
2000

Allowance for doubtful
  accounts                 $  657,000  $  510,000   $  764,000  $  403,000


Allowance for inventory
  obsolescence             $1,500,000  $  628,000   $2,003,000  $  125,000


Year Ended March 31,
1999

Allowance for doubtful
  accounts                 $  372,000  $  605,000   $  320,000  $  657,000


Allowance for inventory
  obsolescence             $  356,000  $1,680,000   $  536,000  $1,500,000


Year Ended March 31,
1998:

Allowance for doubtful
  accounts                 $  215,000  $  363,000   $  206,000  $  372,000


Allowance for inventory
  obsolescence             $  499,000  $1,376,000   $1,519,000  $  356,000





                                EXHIBITS

Exhibit 3.3    Articles of Amendment to Articles of Incorporation
Exhibit 4.7    Third Amendment to the Sixth Amended and Restated Loan
                and Security Agreement
Exhibit 10.7   Executive Severance Agreement
Exhibit 23     Consent of Deloitte & Touche LLP, Independent
Auditiors
Exhibit 23.1   Consent of Ernst & Young LLP, Independent Auditiors
Exhibit 27     Financial Data Schedule

-