Form 10-Q
period 2000-06-30
HALIFAX CORP
filed 2000-08-11
CIK 720671

HALIFAX CORPORATION

                           FORM 10-Q

                         JUNE 30, 2000

    FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        (As last amended in Rel. No. 312905 eff. 4/26/93.)

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-Q

(Mark One)

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______ to  _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes
of  common  stock, as of the latest practicable date.   2,023,436  as  of
June 30, 2000.
                      HALIFAX CORPORATION

                            CONTENTS




                 PART I.  FINANCIAL INFORMATION

                                                           page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2000
(Unaudited) and March 31, 2000                             4

Condensed Consolidated Statements of Operations - Three
Months Ended June 30, 2000 and 1999 (Unaudited)            5

Condensed Consolidated Statements of Cash Flows - Three
Months Ended June 30, 2000 and 1999 (Unaudited)            6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      11

Item 3. Quantitative and Qualitative Disclosures about
Market Risk                                                16



                   PART II  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                    17

Item 1.  FINANCIAL STATEMENTS
HALIFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  JUNE 30, 2000 AND MARCH 31, 2000

                                                June 30,      March 31,
                                                  2000          2000
                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                          $ 1,281,000   $ 1,800,000
  Restricted cash                                   650,000       650,000
  Trade accounts receivable                       9,889,000    13,558,000
  Inventory                                       4,469,000     4,390,000
  Prepaid expenses and other current assets         660,000       719,000
TOTAL CURRENT ASSETS                             16,949,000    21,117,000

PROPERTY AND EQUIPMENT,  net                      1,977,000     2,106,000
GOODWILL, net                                     3,347,000     4,113,000
OTHER ASSETS                                        576,000       472,000
TOTAL ASSETS                                   $ 22,849,000  $ 27,808,000

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                             $  3,842,000  $  4,809,000
  Accrued expenses                                7,521,000     8,080,000
  Deferred maintenance revenue                      307,000       596,000
  Current portion of long-term debt               3,105,000     3,962,000
  Income taxes payable                              145,000        36,000
TOTAL CURRENT LIABILITIES                        14,920,000    17,483,000

LONG-TERM BANK DEBT                               5,031,000     8,793,000
SUBORDINATED DEBT - AFFILIATE                     4,000,000     4,000,000
Deferred Income                                     556,000       572,000
TOTAL LIABILITIES                                24,507,000    30,848,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value authorized
1,500,000, issued 0 shares                                -             -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,322,370 as of June 30, 2000 and
2,316,370 as of March 31, 2000
Outstanding - 2,023,436 as of June 30, 2000
and 2,017,436 as of March 31, 2000                  561,000       560,000
Additional paid-in capital                        4,709,000     4,683,000
Accumulated deficit                             (6,716,000)   (8,071,000)
Less Treasury stock at cost - 298,934 shares      (212,000)     (212,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (1,658,000)   (3,040,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 22,849,000  $ 27,808,000

See notes to Condensed Consolidated Financial Statements
See Form 10-K  for the fiscal year ended March 31, 2000


HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


                                             Three Months Ended
                                                     June 30,

                                           2000            1999
Revenues                                $ 12,910,000      $ 15,152,000

Operating costs and expenses:
  Cost of services                        12,380,000        14,068,000
  General and administrative                 566,000           711,000
Total operating costs and expenses        12,946,000        14,779,000
Operating (loss) income                     (36,000)           373,000
Interest expense                             178,000           349,000
Embezzlement loss - recovery costs           254,000                 -
(Loss) income from continuing
operations
 before income taxes                       (468,000)            24,000
Income taxes                                  15,000                 -
(Loss) income from continuing
operations                                 (483,000)            24,000
Discontinued operations:
  Income from discontinued operations        244,000            92,000
  Gain on sale of discontinued
operations (net of taxes of
$200,000)                                  1,594,000                 -
Net income                              $  1,355,000       $   116,000

Basic earnings per common share:
 (Loss) income from continuing
operations                              $     (0.24)       $      0.01
Discontinued operations                         0.12              0.05
Gain on disposition of discontinued
operations                                      0.79                 -
                                        $       0.67       $      0.06
Diluted earnings per common share:
(Loss) income from continuing
operations                              $     (0.24)       $      0.01
Discontinued operations                         0.12              0.05
Gain on disposition of discontinued
operations                                      0.79                 -
                                         $      0.67    $         0.06
Weighted number of shares
outstanding:

Basic                                      2,020,956         2,013,406
Diluted                                    2,023,882         2,013,406



See notes to Condensed Consolidated Financial Statements


HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED
JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                    Three Months Ended
                                                            June 30,

                                                    2000          1999
Cash flows from operating activities:

Net income                                       $  1,355,000    $  116,000

Adjustments to reconcile net income to net
  cash (used) provided by operating
activities:

  Depreciation and amortization                       344,000       241,000
  Income from discontinued operations               (244,000)             -
  Gain on sale of discontinued operations         (1,594,000)             -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (1,242,000)     3,441,000
  Increase in inventory                              (79,000)     (278,000)
  Decrease in other assets                            217,000        73,000
  Increase (decrease) in accounts payable
and accrued expenses                                  167,000     (265,000)
  Increase in income taxes payable                    109,000             -
  (Decrease) increase in deferred maintenance       (289,000)        11,000
  Decrease in deferred income                        (16,000)      (16,000)
   Total adjustments                              (2,627,000)     3,207,000
   Net cash (used) provided by continuing
operations                                        (1,272,000)     3,323,000

Cash flows from investing activities:

 Acquisition of property and equipment              (155,000)     (181,000)
 Net proceeds from the sale of discontinued
operations                                          5,500,000             -
 Net cash provided (used) in investing
activities                                          5,345,000     (181,000)

Cash flows from financing activities:

 Proceeds from borrowing of long-term debt          8,992,000    13,680,000
 Retirement of long-term debt                    (13,611,000)  (16,710,000)
 Proceeds from sale of stock upon exercise of
stock options                                          27,000             -
 Net cash used by financing activities            (4,592,000)   (3,030,000)
Net (decrease) increase in cash                     (519,000)       112,000
Cash at beginning of period                         1,800,000             0

Cash at end of period                             $ 1,281,000    $  112,000


See notes to Condensed Consolidated Financial
Statements





See notes to Condensed Consolidated
Financial Statements

                           Halifax Corporation
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. The Company is in the process of evaluating the potential impact of SAB No. 101 on its financial position and results of operations.


Note 2 - Embezzlement

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred at, and was confined to, the Company's Richmond, VA based Halifax Technology Services Company (HTSC). At the time of the embezzlement, HTSC was a wholly owned subsidiary of Halifax Corporation, which resulted from a merger of CMSA (acquired by Halifax on April 1, 1996), and CCI (acquired by Halifax on November 25, 1996). On April 1, 1999, HTSC was merged into Halifax Corporation and is now a division of the Company. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 from CMSA prior to its acquisition by Halifax. After net recoveries through March 31, 2000, as discussed below, the cumulative net embezzlement loss before taxes was approximately $9.3 million.

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


For the three months ended June 30, 2000, the Company incurred costs related to the ongoing recovery effort of approximately $254,000.

Note 3 - Discontinued Operations

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

At the Closing the Company sold to Buyer, all of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. for a purchase price of $5,600,000, of which $5,500,000 was paid by Buyer to the Company at Closing with the balance of $100,000 due on the first anniversary of the Closing. The purchase price remains subject to various adjustments set forth in the Agreement. A portion of the proceeds received by the Company, in the approximate amount of $2,900,000 was applied on the date of the Closing to the repayment of a portion of its outstanding bank
debt.   The Company recorded a gain on the sale of $1,594,000 (net of income taxes of $200,000)

The Company and the Buyer executed and exchanged at Closing, a Transition Agreement pursuant to which the Company would, for a limited period of time following the Closing, provide administrative assistance and other transition services to Buyer in connection with Buyer's take-over of the Business.

Summary operating results of the Discontinued Operations are as follows:

                           For the three months ended June 30,

                                 2000              1999
  Revenue                    $    4,636,000      $    5,818,000
  Costs and expenses              4,392,000           5,726,000
  Income from discontinued
  operations                 $      244,000      $       92,000


Note 4  - Tax Matters

At June 30, 2000, the Company has a net operating loss carryforward of approximately $8.6 million virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended June 30, 2000 and 1999 was $15,000, and $0, respectively.

Note 5 - Debt

Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the Company's assets as defined in the revolving credit agreement. The banking agreement also contains financial covenants and financial reporting covenants. The Company has excluded $3,415,000 of the revolving credit agreement from current liabilities because it anticipates it would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date. At June 30, 1999, the revolving line of credit was $10,200,000, $3,760,000 of which was classified as current and $6,440,000 was classified as long-term.

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

The Company further amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of future settlement proceeds, if any, to term debt balances outstanding and to reduce its maximum line and the revolving credit agreement to $6,000,000. In accordance with the terms of the new banking arrangement, the Company made additional principal payments on the Tier II and Tier III Term Notes. In addition, the Company paid certain fees in connection with the amendment and will be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement has not been refinanced.

The new agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. $507,000 was paid in September and October 1999, $299,965 is being paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001. The balance of the note on June 30, 2000 was $2,030,000.

The balance of debt at June 30, 2000 and 1999 was $8,136,000 and $15,867,000 respectively. The balance of the subordinated debt was $4,000,000 at June 30, 2000 and 1999. Current portion of long-term debt was $3,105,000 and $5,820,000 at June 30, 2000 and 1999, respectively.

Note 6 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                  Three Months Ended
                                                       June 30,
                                                  2000         1999
Numerator for earning per share:
 Net income as reported from
Continuing operations                          $(483,000)      $  24,000
Discontinued operations                           244,000         92,000
Gain on disposition of discontinued operations
                                                1,594,000              -
Net income                                     $1,355,000       $116,000

Denominator:
 Denominator for basic earnings per share -
weighted-average shares                         2,020,956      2,013,406

    Effect of dilutive securities:
      7% Convertible  Debenture                         -              -
      Employee stock options                        2,926              -

    Dilutive potential common shares
    Denominator for diluted earnings per
        share weighted number of shares
        outstanding                             2,023,882      2,013,406

Basic earnings (loss) per common share
Income (loss) from continuing operations       $   (0.24)     $     0.01
Discontinued operations                              0.12           0.05
Gain on disposition of discontinued operations       0.79              -
                                               $     0.67     $     0.06
Diluted earnings (loss) per common share
Income (loss) from continuing operations       $   (0.24)     $     0.01
Discontinued operations                              0.12           0.05
Gain on disposition of discontinued operations       0.79              -
                                               $     0.67     $     0.06

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

                                        Three Months Ended June 30,

Results of Operations                  2000       1999
                                                         Change     %
Revenues                           $  12,910  $  15,152  (2,242)    -15%

Cost of services                      12,380     14,068  (1,688)    -12%
  Percent of revenues                    96%        93%
General & Administrative                 566        711    (145)    -20%
  Percent of revenues                     4%         5%

Operating cost and expenses:          12,946     14,779  (1,833)     12%
  Percent of revenues                   100%        98%

Operating (loss) income                 (36)        373    (409)     N/M
  Percent of revenues                     0%         2%

Interest expense                         178        349    (171)    -49%

Embezzlement loss - recovery             254          -      254     N/M
costs

(Loss) income from operations          (468)         24    (492)     N/M

Income tax expense                        15          -       15     N/M

(Loss)income before discontinued
operations                             (483)         24    (507)     N/M

Income from discontinued
operations                               244         92      152    165%

Gain on sale of discontinued
operations                             1,594          0    1,594     N/M

Net income                          $  1,355    $   116    1,239  1,068%

Earnings per share - basic:
Continuing operations               $ (0.24)    $  0.01
Discontinued operations                 0.12       0.05
Gain on sale of discontinued
operations                              0.79          -
                                    $   0.67    $  0.06
Earnings per share - diluted:
Continuing operations               $ (0.24)    $  0.01
Discontinued operations                 0.12       0.05
Gain on sale of discontinued
operations                               .79          -
                                    $   0.67    $  0.06

Weighted average number of common
shares outstanding - basic         2,020,956  2,013,406
Weighted average number of common
shares outstanding - diluted       2,023,882  2,013,406


Revenues

Revenues for the three months ended June 30, 2000, decreased 15% from the comparable period in 1999 principally due to reductions in order from the U.S. Army on a digital communications switch contract.



Operating Costs and Expenses

Cost of services for the three months ended June 30, 2000 decreased by 12% from the comparable period in 1999 primarily as a result of the decline in revenues from the aforementioned U.S. Army contract.

General and administrative expenses for the three months ended June 30, 2000 decreased by 20% from the comparable period in 1999 principally due to an ongoing cost containment program which was further accelerated by the sale of the Company's operational outsourcing division

Operating Income

For the three months ended June 30, 2000 the Company incurred a small operating loss ($36K) as compared to operating income of $373K for the three months ended June 30, 1999. The principal reason for the lack of operating income in 2000 was the additional investment in sales and marketing activity related to the Company's IT services and solutions markets and the reduction in U.S. Army revenues.

Interest Expense

Interest expense for the three months ended June 30, 2000 declined by 49% from the comparable period in 1999 principally as a result of reductions in the amount of debt outstanding.

Embezzlement Loss

Embezzlement losses incurred for the three months ended June 30, 2000 reflect legal costs associated with certain ongoing recovery efforts. For additional discussion see "Embezzlement Matter" in
Note 2 to the condensed consolidated financial statements.

Income Taxes

Income taxes for the three months ended June 30, 2000 relate to state obligations. The Company did not record any income tax expense for the three months ended June 30, 1999.

Discontinued Operations

In May 2000 the Company sold its Operational Outsourcing Division and accordingly the financial results for this division have been reclassified as Discontinued Operations. (See Note 3 to the condensed consolidated financial statements.)

In addition the Company recognized a one time gain on the sale of the Division amounting to approximately $1.6 million (net of taxes of $200,000).


Net Income (Loss)

Net income for the three months ended June 30, 2000 was $1.4 million principally due to the sale of the Operational Outsourcing
Division. Net income was somewhat offset by the loss from operations which was primarily related to embezzlement losses and interest expense. For the three months ended June 30, 1999 net income was $116 K.

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


Liguidity and Capital Resources

At June 30, 2000, the Company's working capital of $2,029,000 and current ratio of 1.14 indicates the continuing improvement in the Company's financial strength which was negatively impacted by the embezzlement matter which resulted in the use of cash in operations during the quarter ended June 30, 2000 and the three fiscal years ended March 31, 1999. In October and November 1998 in a series of private placements, the Company issued $2 million of subordinated notes due July 1, 2001 to Research Industries Incorporated, a private investment company and an affiliate of the Company. Cash was also provided through bank borrowings.

Capital expenditures for the three months ended June 30, 2000 have been substantially reduced from prior periods. The Company does not expect capital expenditures to increase during the current fiscal year.

As a direct result of the material nature of the embezzlement matter, the Company was in technical default of its $14.5 million revolving credit agreement and related term notes (aggregating $4.6 million) that were in place at March 31, 1999. In the interim months, the Company entered into a series of forbearance agreements which enabled the borrowing agreement to remain in effect. Effective September 1, 1999, and as amended December 21, 1999 the Company re-negotiated its borrowing agreement to provide funding availability from its current collateral base. At March 31, 2000 the Company was in technical default of the agreement and amended the agreement effective July 5, 2000 extending the agreement through July 1, 2001. In the amendment dated July 5, 2000, the Company agreed to certain accelerated payments of its term debt and reduced the availability of the revolving credit agreement to $6 million (See Note 6 to the March 31, 2000 audited consolidated financial statements). The revolving credit agreement availability which had been reduced to $12 million at March 31, 2000 ($6 million effective July 5, 2000) is subject to borrowing base requirements primarily tied to levels of accounts receivable. In conjunction with cash derived from the sale of the Company's Operational Outsourcing Division the Company paid down its credit line by approximately $3.3 million and term debt by $500K

The bank term notes aggregating $4.6 million at March 31, 1999 were renegotiated effective September 1, and amended December 21, 1999 to amounts aggregating $3.5 million. Bank term notes outstanding at June 30, 2000 amounted to $2.7 million.

The subordinated debt agreements with an affiliate totaled $4 million at June 30, 2000. The banking agreement dated September 1, 1999 prohibits the payments of principal or interest. (See Note 6 to the consolidated financial statements.)

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. $507,000 was paid in September and October 1999, $299,965 is being paid on the first day of the next ensuing 15 months and a final payment of $299,974 is due on February 1, 2001. The balance of the note at June 30, 2000 was $2,030,000.

The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries and investing activities (including the sale of the Company's Operational Outsourcing Division) should be sufficient to meet its current operating cash requirements through July 1, 2001 although there can be no assurances that all the aforementioned sources of cash can be realized.

Year 2000 Compliance

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of "Year 2000" issues. However, it is possible that the full impact of the date change, which was of concern due to the possibility that computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000, has not been fully recognized. For example, it could be possible that year 2000 or similar issues, such as leap year -related problems, may occur and impair the Company's ability to process transactions, send invoices, maintain payroll or engage in similar normal business activities, such as financial closing at month or quarterly end. The Company believes that any of these types of problems that may be encountered are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by year 2000 or similar issues. The Company is not currently aware of any significant year 2000 or similar problems that have arisen for its customers and suppliers.

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

The information below summarizes the Company's sensitivity to market risks as of June 30, 2000. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded debt.
Note 5 to the condensed consolidated financial statements contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).

                                    Period Ending
                                       June 30,

Long-term debt (including current     2001       2002       Total     Fair
maturities)                                                 Debt      Value
Revolving credit agreement at the
LIBOR rate plus 2.55%.  Due July
1, 2001. Average interest rate of
8.46%.                                 $   -    $  3,415    $ 3,415   $ 3,415

ier II term note dated June 25,
1998 at the LIBOR rate plus 2.65%.
Due July 1, 2001. Average interest
rate of 8.56%.                           884       1,616      2,500     2,500

Tier III term note dated June 25,
1998 at the LIBOR rate plus 2.65%.
Due July 1, 2001. Average interest
rate of 8.56%.                           191           -        191       191

Total variable debt                    1,075       5,031      6,106     6,106

7% subordinated note from
affiliate due January 27, 2003.
Estimated yield of 8.56% for 2001
and 9.0% for 2002.                         -       2,000      2,000     1,960

8% subordinated notes from
affiliate due July 1, 2001                 -       2,000      2,000     2,000

Subordinated debt dated September
2, 1999 with interest at 8.5%.
Due February 1, 2001.                  2,030           -      2,030     2,030

Total fixed debt                       2,030       4,000      6,030     5,990

Total debt                            $3,105      $9,031    $12,136   $12,096

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

At June 30, 2000, the Company had $12,136,000 of debt outstanding of which $6,030,000 bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.




Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits - Not applicable

              (b)Reports on Form 8-K -  Item 2. Disposition of
           Assets dated June 15, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                                  (Registrant)







     Date:  August 10, 2000        By:   s/Charles L. McNew
                                         Charles L. McNew
                                         President & CEO






     Date: August 10, 2000        By:   s/Joseph Sciacca
                                        Joseph Sciacca
                                       Vice President, Finance & CFO