Form 10-Q
period 2000-09-30
HALIFAX CORP
filed 2000-11-09
CIK 720671

5





















                      HALIFAX CORPORATION

                           FORM 10-Q

                       SEPTEMBER 30, 2000

         FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                           Form 10-Q

(Mark One)

  (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

  ( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
       For the transition period from __________ to___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,023,436 as of September 30, 2000.


                         HALIFAX CORPORATION

                               CONTENTS




                 PART I.  FINANCIAL INFORMATION

                                                           page

Item 1. Financial Statements

  Consolidated Balance Sheets - September 30, 2000
  (Unaudited) and March 31, 2000                           4

  Consolidated Statements of Operations - Six Months Ended
    September 30, 2000 and 1999 (Unaudited)                5

  Consolidated Statements of Cash Flows - Six Months Ended
    September 30, 2000 and 1999 (Unaudited)                6

  Notes to Consolidated Financial Statements (Unaudited)   7


Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                        11

Item 3. Quantitative and Qualitative Disclosures about
Market Risk                                                17



                   PART II  OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K                    17

Item 1.  FINANCIAL STATEMENTS

HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS  SEPTEMBER 30, 2000 AND
MARCH 31, 2000

                                                 September    March 31,
                                                 30, 2000        2000
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                          $  1,277,000  $ 1,800,000
  Restricted cash                                          -      650,000
  Trade accounts receivable                       12,056,000   13,558,000
  Inventory                                        4,341,000    4,390,000
  Prepaid expenses and other current assets          486,000      719,000
TOTAL CURRENT ASSETS                              18,160,000   21,117,000

PROPERTY AND EQUIPMENT,  net                       1,876,000    2,106,000
GOODWILL, net                                      3,309,000    4,113,000
OTHER ASSETS                                         618,000      472,000
TOTAL ASSETS                                    $ 23,963,000  $27,808,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                              $  3,545,000  $ 4,809,000
  Accrued expenses                                 6,863,000    8,080,000
  Deferred maintenance revenue                     1,647,000      596,000
  Current portion of long-term debt                1,733,000    3,962,000
  Income taxes payable                               240,000       36,000
TOTAL CURRENT LIABILITIES                         14,028,000   17,483,000

LONG-TERM BANK DEBT                                5,326,000    8,793,000
SUBORDINATED DEBT - AFFILIATE                      4,000,000    4,000,000
Deferred Income                                      546,000      572,000
TOTAL LIABILITIES                                 23,900,000   30,848,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY  (DEFICIT)
Preferred stock, no par value authorized
1,500,000, issued 0 shares                                 -            -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,322,370 as of September 30, 2000
and 2,316,370 as of March 31, 2000
Outstanding - 2,023,436 as of September 30,
2000 and 2,017,436 as of March 31, 2000              566,000      560,000
Additional paid-in capital                         4,710,000    4,683,000
Accumulated deficit                              (5,001,000)  (8,071,000)
Less Treasury stock at cost - 298,934 shares       (212,000)    (212,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  63,000  (3,040,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                       $ 23,963,000  $27,808,000

See notes to Consolidated Financial Statements
See Form 10-K  for the fiscal year ended March 31, 2000

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                    Three Months Ended        Six Months Ended
                                                      September 30,            September 30,


                                                    2000         1999        2000         1999
 Revenues                                        $12,422,000  $15,344,000 $25,332,000  $30,496,000

 Operating costs and expenses:
     Cost of services                             11,867,000   14,415,000  24,247,000   28,483,000
     General and administrative                      608,000      792,000   1,174,000    1,503,000
 Total operating costs and expenses               12,475,000   15,207,000  25,421,000   29,986,000
 Operating (loss) income                            (53,000)      137,000    (89,000)      510,000
 Interest expense                                  (292,000)    (260,000)   (470,000)    (609,000)
 Embezzlement - recovery                           2,075,000            -   1,821,000            -
 Income (loss) from continuing operations
 before income taxes                               1,730,000    (123,000)   1,262,000     (99,000)
 Income taxes                                         15,000            -      30,000            -
 Income  (loss) from continuing operations         1,715,000    (123,000)   1,232,000     (99,000)
 Discontinued operations:
    Income from discontinued operations                    -      270,000     244,000      362,000
    Gain on sale of discontinued operations
 (net of taxes of $200,000)                                -            -   1,594,000            -
 Net income                                      $ 1,715,000  $   147,000 $ 3,070,000  $   263,000

 Basic earnings per common share:
  Income (loss) from continuing operations       $       .85  $     (.06) $       .61  $     (.05)
 Discontinued operations                                   -          .13         .12          .18
 Gain on disposition of discontinued operations            -            -         .79            -
                                                 $       .85  $       .07 $      1.52  $       .13
 Diluted earnings per common share:
 Income (loss) from continuing operations        $       .80  $     (.06) $       .57  $     (.05)
 Discontinued operations                                   -          .13         .11          .18
 Gain on disposition of discontinued operations            -            -         .72            -
                                                 $       .80  $       .07 $      1.40  $       .13
 Weighted number of shares outstanding:

 Basic                                             2,023,436    2,013,602   2,019,819    2,011,820
 Diluted                                           2,196,505    2,013,602   2,192,102    2,011,820




See notes to Consolidated Financial Statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                                   Six Months Ended
                                                                       September 30,

                                                                  2000          1999
 Cash flows from operating activities:

 Net income                                                   $  3,070,000  $     263,000

 Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Depreciation and amortization                                   573,000        602,000
   Income from discontinued operations                           (244,000)              -
   Gain on sale of discontinued operations                     (1,594,000)              -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                  (3,409,000)      7,658,000
   Decrease (increase) in inventory                                 49,000      (112,000)
   Decrease (increase) in other assets                             349,000      (107,000)
   Decrease accounts payable and accrued expenses                (788,000)    (5,514,000)
   Increase in income taxes payable                                204,000              -
   Increase in deferred maintenance                              1,051,000        936,000
   Decrease in deferred income                                    (26,000)       (32,000)
    Total adjustments                                          (3,835,000)      3,431,000
    Net cash (used) provided by continuing operations            (765,000)      3,694,000

 Cash flows from investing activities:

  Acquisition of property and equipment                          (245,000)      (427,000)
  Net proceeds from the sale of discontinued operations          5,500,000              -
  Net cash provided (used) in investing activities               5,255,000      (427,000)

 Cash flows from financing activities:

  Proceeds from borrowing of long-term debt                     14,272,000     29,157,000
  Retirement of long-term debt                                (19,968,000)   (32,432,000)
  Proceeds from restricted cash                                    650,000              -
  Proceeds from sale of stock upon exercise of stock options        33,000          8,000
  Net cash used by financing activities                        (5,013,000)    (3,267,000)
  Net decrease in cash                                           (523,000)              -
  Cash at beginning of period                                    1,800,000              -

 Cash at end of period                                        $  1,277,000  $           -


See notes to Consolidated Financial Statements

                           Halifax Corporation
               Notes to Consolidated Financial Statements
                               (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2000.

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


Note 2 - Embezzlement

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement had a material effect on the Company's financial statements for fiscal years 2000, 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded a gross embezzlement loss of $6,093,000, $6,044,000 and $2,892,000 for fiscal years ended March
31, 1999, 1998 and 1997 respectively. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 from CMSA prior to its acquisition by Halifax. After net recoveries through March 31, 2000, the cumulative net embezzlement was approximately $9.3 million.

For the three months ended September 30, 2000, the Company recovered approximately $2,075,000 (net of recovery costs of $350,000) related to the ongoing recovery effort. The specific terms and conditions associated with the payment, including the identity of the party, are subjects of a confidentiality agreement that precludes disclosure. For the six months ended September 30, 2000, the net embezzlement recovery was $1,821,000.

Note 3 - Discontinued Operations

On June 2, 2000, the Company executed and delivered a Stock Purchase Agreement dated as of May 31, 2000, with U.S. Facilities, Inc., a
Delaware corporation (the "Buyer") providing for the sale by the Company to the Buyer of Company's operational outsourcing business (the
"Business"). The closing of the transactions contemplated in the Agreement (the "Closing") took place simultaneously with the execution and delivery thereof, effective as of May 31, 2000.

At the Closing the Company sold to the Buyer, all of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. for a purchase price of $5,600,000, of which $5,500,000 was paid by the Buyer to the Company at Closing with the balance of $100,000 due on the first anniversary of the Closing. The purchase price remains subject to various adjustments set forth in the Agreement.
A portion of the proceeds received by the Company, in the approximate amount of $2,900,000, was applied on the date of the Closing to the
repayment of a portion of its outstanding bank debt.   The Company
recorded a gain on the sale of $1,594,000 (net of income taxes of
$200,000)

The Company and the Buyer executed and exchanged at Closing, a Transition Agreement pursuant to which the Company, for a limited period of time following the Closing, provided administrative assistance and other transition services to the Buyer in connection with the Buyer's acquisition of the Business.

Summary operating results of the Discontinued Operations are as follows:


                              For the six months ended
                                    September 30,
                                     (unaudited)

                             2000           1999
  Revenue                     $   4,636,000 $ 12,190,000
  Costs and expenses              4,392,000   11,828,000
  Income from discontinued
  operations                  $     244,000 $    362,000


Note 4  - Tax Matters

At September 30, 2000, the Company had a net operating loss carryforward of approximately $7.4 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three and six months ended September 30, 2000 was $15,000 and $30,000, respectively, compared to $0 for the same respective periods in 1999.

Note 5 - Debt

Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the Company's assets as defined in the revolving credit agreement. The banking agreement also contains financial covenants and financial reporting covenants. At September 30, 2000, the Company has excluded $4,925,000 of the revolving credit agreement from current liabilities because it anticipates it would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.


The Company amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of settlement proceeds, if any, to term debt balances outstanding and to reduce its maximum line and the revolving credit agreement to $6,000,000. In accordance with the terms of the new banking arrangement, the Company made additional principal payments on the Tier II and Tier III Term Notes. In addition, the Company paid certain fees in connection with the amendment and will be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement has not been refinanced. The Company is presently pursuing alternative financing sources.

The agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on subordinated debt. Interest expense on subordinated debt is accrued on a current basis.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier, was converted to a note payable which is being paid over 18 months with interest at 8.5%. In September and October 1999, $507,000 was paid and $299,965 is being paid on the first day of the next consecutive 15 months, with a final payment of $299,974 is due on February 1, 2001. The balance of the note at September 30, 2000 was $1,733,000.

The balance of debt at September 30, 2000 and 1999 was $7,059,000 and $13,602,000, respectively. The balance of the subordinated debt was $4,000,000 at September 30, 2000 and 1999. The current portion of long-term debt was $1,733,000 and $2,775,000 at September 30, 2000 and 1999,
respectively.

Note 6 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                                         Three Months Ended        Six Months Ended
                                                            September 30,            September 30,
                                                          2000         1999        2000        1999
  Basic for earnings per share:
   Net income as reported from
  Continuing operations                                 $1,715,000  $ (123,000)  $1,232,000   $(99,000)
  Discontinued operations                                        -      270,000     244,000     362,000
  Gain on disposition of discontinued operations                 -            -   1,594,000           -
  Net income                                            $1,715,000  $   147,000  $3,070,000    $263,000

  Diluted earnings per share:
    Net income (loss) as reported from continuing       $1,715,000  $ (123,000)  $1,232,000   $(99,000)
  operations

  After tax equivalent of interest expense on 7%
  convertible debenture                                     35,000            -      70,000           -

  Net income from continuing operations for purposes
  of computing diluted net income per share             $1,750,000  $ (123,000)  $1,302,000  $ (99,000)


  Denominator:
      Denominator for basic earnings per share -
         weighted-average shares                         2,023,436    2,013,602   2,019,819   2,011,820

      Effect of dilutive securities:
        7% Convertible  Debenture                          170,648            -     170,648           -
        Employee stock options                               2,421            -       1,635           -

      Dilutive potential common shares                     173,069            -     172,283           -
      Denominator for diluted earnings per
          share weighted number of shares outstanding    2,196,505    2,013,602   2,192,102   2,011,820


  Basic earnings (loss) per common share
  Income (loss) from continuing operations               $     .85  $     (.06)     $   .61   $   (.05)
  Discontinued operations                                        -          .13         .12         .18
  Gain on disposition of discontinued operations                 -            -         .79           -
                                                         $     .85  $       .07    $   1.52  $      .13

  Diluted earnings (loss) per common share
  Income (loss) from continuing operations               $     .80  $     (.06)    $    .57  $    (.05)
  Discontinued operations                                        -          .13         .11         .18
  Gain on disposition of discontinued operations                 -            -         .72           -
                                                         $     .80  $       .07    $   1.40  $      .13









                                 Item 2
                  Management's Discussion and Analysis
                       of  Financial Conditions and
                          Results of Operations



Forward-Looking Statements


Certain statements in this Quarterly 10-Q Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, favorable banking arrangements, the availability of capital to finance planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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


                                Three Months Ended September 30         Six Months Ended September 30

Results of Operations           2000       1999     Change     %      2000        1999     Change     %
Revenues                      $ 12,422    $15,344  $(2,922)    -19%   $25,332    $30,496  $(5,164)    -17%

Cost of services                11,867     14,415   (2,548)    -18%    24,247     28,483   (4,236)    -15%
  Percent of revenues              96%        94%                         96%        93%
General & Administrative           608        792     (184)    -23%     1,174      1,503     (329)    -22%
  Percent of revenues               5%         5%                          5%         5%

Operating cost and              12,475     15,207   (2,732)    -18%    25,421     29,986   (4,565)    -15%
expenses:
  Percent of revenues             100%        99%                        100%        98%

Operating (loss) income           (53)        137     (190)   -139%      (89)        510     (599)   -117%
  Percent of revenues                          1%                                     2%

Interest expense                 (292)      (260)        32     12%     (470)      (609)     (139)    -23%

Embezzlement  recovery           2,075          -     2,075     N/M     1,821          -     1,821     N/M

 Income (loss) from
operations                       1,730      (123)     1,853     N/M     1,262       (99)     1,361     N/M

Income tax expense                  15          -        15     N/M        30          -        30     N/M

Income (loss)  before
discontinued operations          1,715      (123)     1,853     N/M     1,232       (99)     1,331     N/M

Income from discontinued
operations                           -        270     (270)     N/M       244        362     (118)    -33%

Gain on sale of
discontinued operations              -          -         -       -     1,594          -     1,594     N/M

Net income                   $   1,715  $     147    $1,568  1,067%   $ 3,070   $    263   $ 2,807  1,067%

Earnings per share - basic:
Continuing operations        $    0.85  $  (0.06)                     $  0.61   $ (0.05)
Discontinued operations              -       0.13                        0.12       0.18
Gain on sale of
discontinued operations              -          -                        0.79          -
                             $    0.85  $    0.07                     $  1.52   $   0.13
Earnings per share -
diluted:
Continuing operations        $    0.80  $  (0.06)                     $  0.57   $ (0.05)
Discontinued operations              -       0.13                        0.11       0.18
Gain on sale of
discontinued operations              -          -                         .72          -
                             $    0.80  $    0.07                     $  1.40    $  0.13

Weighted average number of
common shares outstanding -
basic                        2,023,436  2,013,602                   2,019,819  2,011,820
 Weighted average number of
common shares  outstanding
- diluted                    2,196,505  2,013,602                   2,192,102  2,011,820

 Revenues

Revenues for the three and six months ended September 30, 2000, decreased 19% and 17% , respectively from the comparable periods in 1999, principally due to reductions in hardware orders, IT services and seat management installation.

Operating Costs and Expenses

Cost of services for the three and six months ended September 30, 2000 decreased by 18% and 15%, respectively, from the comparable periods in 1999, primarily as a result of the decline in revenues from the aforementioned hardware sales and services.

General and administrative expenses for the three and six months ended September 30, 2000 decreased by 23% and 22%, respectively, from the comparable periods in 1999, principally due to an ongoing cost containment program which was further accelerated by the sale of the Company's Operational Outsourcing Division.

Operating Income

For the three and six months ended September 30, 2000, the Company incurred an operating loss of $53,000 and $89,000, respectively, as compared to operating income of $137,000 and $510,000 for the comparable periods ended September 30, 1999. The principal reason for the lack of operating income in the period ended September 30, 2000 was the additional investment in sales and marketing activity related to the Company's IT services and solutions markets and the reduction in hardware sales and services and reduction in US Army revenue.

Interest Expense

Interest expense for the three months ended September 30, 2000 increased by 12% from the comparable periods in 1999, principally as a result of increased loan fees. For the six months ended September 30, 2000, interest expense decreased by 23% from the comparable periods in 1999, principally as a result of curtailment of debt.

Embezzlement Recovery

Embezzlement recoveries for the three months ended September 30, 2000 were $2,075,000 (net of settlement costs). For additional discussion see "Embezzlement Matter" in Note 2 to the condensed consolidated financial statements. For the six months ended September 30, 2000, the net embezzlement recovery was $1,821,000.

Income Taxes

Income taxes for the three and six months ended September 30, 2000 relate to state obligations of $15,000 and $30,000, respectively.
The Company did not record any income tax expense for the six months ended September 30, 1999.

Discontinued Operations

In May 2000 the Company sold its Operational Outsourcing Division and, accordingly, the financial results for this division have been reclassified as Discontinued Operations. (See Note 3 to the condensed consolidated financial statements.) The Company recognized a one time gain on the sale of the Division amounting to approximately $1,594,000 (net of taxes of $200,000).



Net Income (Loss)

Net income for the six months ended September 30, 2000 was $3,070,000, principally due to the embezzlement recovery and sale of the Operational Outsourcing Division. Net income was somewhat offset by the loss from operations which was primarily related to interest expense. For the three and six months ended September 30, 1999 net income was $147,000 and $263,000, respectively.

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

The Company serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impact pricing of service activities. The Company's operating results could be adversely affected by industry-wide pricing pressures, the ability of the Company to recruit, train and retain personnel integral to the Company's operations and the presence of competitors with greater financial and other resources. Also, the Company's operating results could be adversely impacted should it be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. The Company's plan for growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful.

Liquidity and Capital Resources

At September 30, 2000, the Company's working capital of $4,132,000 and current ratio of 1.29 indicated the continuing improvement in the Company's financial strength which was negatively impacted by the embezzlement matter. In October and November 1998, in a series of private placements, the Company issued $2 million of subordinated notes due July 1, 2001 to Research Industries Incorporated, a private investment company and an affiliate of the Company. Cash was also provided through bank borrowings.

Capital expenditures for the three months ended September 30, 2000 have been substantially reduced from prior periods. The Company does not expect capital expenditures to increase during the current fiscal year.

At March 31, 2000 the Company was in technical default under its bank credit facility and amended the agreement effective July 5, 2000 extending the term of the agreement through July 1, 2001. In the amendment, the Company agreed to certain accelerated payments of its term debt and reduced the availability of the revolving credit agreement to $6 million (See Note 6 to the March 31, 2000 audited consolidated financial statements). The availability of credit is subject to borrowing base requirements primarily tied to levels of accounts receivable. In conjunction with cash derived from the sale of the Company's Operational Outsourcing Division the Company paid down its credit line by approximately $3.3 million and term debt by $500,000. In conjunction with the embezzlement recovery, the Company further reduced its term debt to the bank by $1,215,5000.

The bank term notes aggregating $4.6 million at March 31, 1999 were renegotiated effective September 1, and amended December 21, 1999 to amounts aggregating $3.5 million. Bank term notes outstanding at September 30, 2000 amounted to $401,000.

The subordinated debt agreements with an affiliate totaled $4 million at September 30, 2000. The banking agreement dated September 1, 1999 prohibits the payments of principal or interest on subordinated debt. (See Note 5 to the consolidated financial statements.)

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. In September and October 1999 $507,000 was paid, $299,965 is being paid on the first day of the next consecutive 15 months, with a final payment of $299,974 due in February 2001. The balance of the note at September 30, 2000 was $1,733,000.

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


Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates, primarily as result of the bank debt which partially finances its business. The floating interest debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate. It is assumed that the LIBOR rate will remain constant in the future. Adverse changes in interest rates or the Company's inability to refinance its long-term obligations may have a material negative impact on the Company's operations.

The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company's interest rate risk profile.

The information below summarizes the Company's sensitivity to market risks as of September 30, 2000. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded
debt.   Note 5 to the condensed consolidated financial statements
contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).



                                                           Period Ending September 30,

Long-term debt (including current                2001           2002      Total Debt    Fair Value
maturities)
Revolving credit agreement at the LIBOR rate
plus 2.55%.  Due July 1, 2001. Average
interest rate of 8.46%.                       $          -  $      4,925  $      4,925  $      4,925
Tier II term note dated June 25, 1998 at the
LIBOR rate plus 2.65%. Due July 1, 2001.
Average interest rate of 8.56%.                          -           401           401           401

Tier III term note dated June 25, 1998 at
the LIBOR rate plus 2.65%. Due July 1, 2001.
Average interest rate of 8.56%.                          -             -             -             -

Total variable debt                                      -         5,326         5,326         5,326

7% subordinated note from affiliate due
January 27, 2003.  Estimated yield of 8.56%
for 2001 and 9.0% for 2002.                              -         2,000         2,000         1,960

8% subordinated notes from affiliate due
July 1, 2001                                             -         2,000         2,000         2,000

Subordinated debt dated September 2, 1999
with interest at 8.5%.  Due February 1,
2001.                                                1,733             -         1,733         1,733

Total fixed debt                                     1,733         4,000         5,733         5,693

Total debt                                    $      1,733  $      9,326  $     11,059  $     11,019


At present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

                                 Item 3.
                       Quantitative and Qualitative
                      Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates will have a material effect on the Company's operations.

At September 30, 2000, the Company had $11,059,000 of debt outstanding of which $5,733,000 has variable interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, it could have a materially adverse effect on future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company believes it does not currently have any material exposure to foreign exchange rate fluctuation risks.




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





                                          HALIFAX CORPORATION
                                              (Registrant)







     Date: November 9 , 2000    By:  s/Charles L. McNew
                                      Charles L. McNew
                                      President & CEO






     Date: November 9, 2000    By: s/Joseph Sciacca
                                  Joseph Sciacca
                                  Vice President, Finance & CFO