Form 10-Q
period 2000-12-31
HALIFAX CORP
filed 2001-02-14
CIK 720671

1

















                      HALIFAX CORPORATION

                           FORM 10-Q

                       DECEMBER 31, 2000

         FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                           Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended
December 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,023,436 shares outstanding as of December 31, 2000.


                           HALIFAX CORPORATION

                                CONTENTS




                 PART I.  FINANCIAL INFORMATION

                                                             page

Item 1.  Financial Statements

Consolidated Balance Sheets (Unaudited) - December 31, 2000
  and March 31, 2000                                           3

Consolidated Statements of Operations (Unaudited) - Three
  and Nine Months Ended December 31, 2000 and 1999             4

Consolidated Statements of Cash Flows (Unaudited) - Nine
  Months Ended December 31, 2000 and 1999                      5

Notes to Consolidated Financial Statements (Unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                           16



                   PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      16


Item 1.  FINANCIAL STATEMENTS
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(In Thousands)
                                                         December 31, 2000      March 31, 2000
ASSETS

CURRENT ASSETS
  Cash                                                 $                 315 $               1,800
  Restricted cash                                                          -                   650
  Trade accounts receivable                                           10,400                13,558
  Inventory                                                            4,145                 4,390
  Prepaid expenses and other current assets                              592                   719
TOTAL CURRENT ASSETS                                                  15,452                21,117

PROPERTY AND EQUIPMENT,  net                                           2,014                 2,106
GOODWILL, net                                                          3,234                 4,113
OTHER ASSETS                                                             566                   472
TOTAL ASSETS                                            $             21,266   $            27,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                      $              3,306   $             4,809
  Accrued expenses                                                     6,917                 8,080
  Deferred maintenance revenue                                         1,327                   596
  Current portion of long-term debt                                    1,143                 3,962
  Income taxes payable                                                   120                    36
TOTAL CURRENT LIABILITIES                                             12,813                17,483

LONG-TERM BANK DEBT                                                    3,836                 8,793
SUBORDINATED DEBT - AFFILIATE                                          4,000                 4,000
Deferred Income                                                          531                   572
TOTAL LIABILITIES                                                     21,180                30,848

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY  (DEFICIT)
Preferred stock, no par value authorized 1,500,000,                        -                     -
issued 0 shares
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,322,370 as of December 31, 2000 and
2,316,370 as of March 31, 2000
Outstanding - 2,023,436 as of December 31, 2000 and
2,017,436 as of  March 31, 2000                                          566                   560
Additional paid-in capital                                             4,710                 4,683
Accumulated deficit                                                  (4,978)               (8,071)
Less Treasury stock at cost - 298,934 shares                           (212)                 (212)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      86               (3,040)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $             21,266   $            27,808

See notes to Consolidated Financial Statements


HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
(UNAUDITED)
(In thousands except share data)


                                                       Three Months Ended        Nine Months Ended
                                                          December 31,              December 31,

                                                        2000        1999         2000         1999

 Revenues                                            $   14,733   $   12,617  $    40,065  $     43,113

 Operating costs and expenses:
     Cost of services                                    13,763       12,069       38,010        40,552
     General and administrative
                                                            716          175        1,890         1,678
 Total operating costs and expenses
                                                         14,479       12,244       39,900        42,230
 Operating income                                           254          373          165           883
 Interest expense                                         (216)        (289)        (686)         (898)
 Embezzlement - recovery                                      -        2,500        1,821         2,500
 Income from continuing operations
   before income taxes                                       38        2,584        1,300         2,485
 Income taxes                                                15            5           45             5
 Income from continuing operations                           23        2,579        1,255         2,480
 Discontinued operations:
    Income from discontinued operations                       -          246          244           608
    Gain on sale of discontinued operations (net of
      taxes of $200,000)                                      -            -        1,594             -
 Net income                                          $       23  $     2,825  $     3,093  $      3,088

 Basic earnings per common share:
   Income from continuing operations                 $      .01  $      1.30  $       .62  $       1.26
   Discontinued operations                                    -          .12          .12           .31
   Gain on disposition of discontinued operations             -            -          .79             -
                                                     $      .01  $      1.42  $      1.53  $       1.57
 Diluted earnings per common share:
   Income from continuing operations                 $      .01  $      1.21  $       .62  $       1.20
   Discontinued operations                                    -          .11          .11           .28
   Gain on disposition of discontinued operations
                                                              -            -          .73             -
                                                     $      .01  $      1.32  $      1.46  $       1.48
 Weighted number of shares outstanding:

   Basic                                              2,023,436    1,984,783    2,021,331     1,975,714
   Diluted                                            2,023,436    2,158,137    2,191,979     2,149,005




See notes to Consolidated Financial Statements


HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED  (UNAUDITED)
(In Thousands)

                                                                       Nine Months Ended
                                                                            December 31,

                                                                     2000             1999
 Cash flows from operating activities:

 Net income                                                     $         3,093    $       3,088

 Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                          693              972
     Income from discontinued operations                                  (244)                -
     Gain on sale of discontinued operations                            (1,594)                -
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                          (1,753)            9,957
    Decrease in inventory                                                   245              331
    Decrease (increase) in other assets                                     295            (640)
    Decrease accounts payable and accrued expenses                        (973)          (5,683)
    Increase in income taxes payable                                         84                -
    Increase in deferred maintenance                                        731              368
    Decrease in deferred income                                            (41)             (48)
    Total adjustments                                                   (2,557)            5,257
    Net cash provided by continuing operations                              536            8,345

 Cash flows from investing activities:

    Acquisition of property and equipment                                 (428)            (516)
    Net proceeds from the sale of discontinued operations                 5,500                -
    Net cash provided by (used in) investing activities                   5,072            (516)

 Cash flows from financing activities:

    Proceeds from borrowing of long-term debt                            20,689           48,601
    Retirement of long-term debt                                       (28,465)         (53,395)
    Proceeds from restricted cash                                           650                -
    Proceeds from sale of stock upon exercise of stock options               33              232
    Net cash used in financing activities                               (7,093)          (4,562)
    Net (decrease) increase in cash                                     (1,485)            3,267
    Cash at beginning of period                                           1,800                -

 Cash at end of period                                         $            315    $       3,267

See notes to Consolidated Financial Statements

                           Halifax Corporation
               Notes to Consolidated Financial Statements
                               (Unaudited)



Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by fourth quarter of 2000. The Company believes that it is in compliance with this pronouncement in all material respects.

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

Note 2 - Embezzlement

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement had a material effect on the Company's financial statements for fiscal years 2000, 1999, 1998 and 1997. In addition to the correction for overstated assets and understated liabilities, the Company recorded a gross embezzlement loss of $6,093,000, $6,044,000 and $2,892,000 for fiscal years ended March
31, 1999, 1998 and 1997 respectively. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 from CMSA prior to its acquisition by Halifax. After net recoveries through December 31, 2000, the cumulative net embezzlement was approximately $11.1 million.

For the three months ended December 31, 1999, the Company recovered approximately $2,500,000 (net of recovery costs of $350,000) related to the ongoing recovery effort. For the nine months ended December 31, 2000 and 1999, the net embezzlement recovery was $1,821,000 and $2,500,000, respectively. The specific terms and conditions associated with the payments, including the identity of the parties, are subjects of a confidentiality agreement that precludes disclosure.

On January 9, 2001 Halifax announced that the United States Securities and Exchange Commission (SEC) has issued a formal order of investigation of the Company and unnamed individuals concerning trading activity in the Company's securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received a SEC subpoena for documents related to these matters. The Company believes the investigation is primarily related to the previously reported embezzlement. The Company believes the investigation will have no material effect on its financial statements.

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

Summary operating results of the Discontinued Operations are as follows:



                                For the nine months ended December 31,
                                              (unaudited)

                                2000               1999
     Revenue                     $      4,636,000    $       19,392,000
     Costs and expenses                 4,392,000            18,784,000
     Income from discontinued
     operations                  $        244,000    $          608,000


Note 4  - Tax Matters

At December 31, 2000, the Company had a net operating loss carryforward of approximately $7.4 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three and nine months ended December 31, 2000 was $15,000 and $45,000, respectively, compared to $5,000 for the same respective periods in 1999.




Note 5 - Debt

On December 8, 2000 the Company entered into an $8 million revolving credit facility with a maturity date of August 31, 2002. The facility which will be used for working capital purpose replaced the Company's former banking relationship, credit facility and term debt. At the option of the Company, the facility bears interest at the LIBOR rate plus 200 basis points or the bank's prime rate. The interest rate may vary depending on the pricing ratio as further defined in the Financing and Security Agreement. Borrowings under the facility at December 31, 2000 were approximately $3.8 million. The Company had an availability of approximately $3.3 million on its credit facility at December 31, 2000.

Advances under the revolving credit agreement and term loan facilities are collateralized by a first priority security interest in all of the Company's assets as defined in the revolving credit agreement. The facility is subject to certain financial covenants as described in the agreement.

The agreement prohibits the payment of dividends or distributions as well as the payment of principal on the Subordinated Debt - Affiliate without the prior consent of the lender.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier, was converted to a note payable which is being paid over 18 months with interest at 8.5%. In September and October 1999, $507,000 was paid and $299,965 is scheduled for payment on the first day of the next consecutive 15 months. The balance of the note at December 31, 2000 was $1,143,000.

Note 6 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.
 ( In Thousands Except Share Data)

                                                 Three Months Ended          Nine Months Ended
                                                    December 31,                December 31,
                                                 2000           1999         2000          1999
     Basic for earnings per share:
      Net income as reported from
     Continuing operations                    $         23  $      2,579  $      1,255 $      2,480
     Discontinued operations                             -           246           244          608
     Gain on disposition of discontinued
     operations                                          -             -         1,594            -
     Net income                               $         23  $      2,825  $      3,093 $      3,088

     Diluted earnings per share:
       Net income as reported from
     continuing operations

     After tax equivalent of interest
     expense on 7% convertible debenture                 -            35           105          105

     Net income from continuing operations
     for purposes of computing diluted net
     income per share                         $         23  $      2,860  $      3,198 $      3,193


     Denominator:
         Denominator for basic earnings per
          share -
            weighted-average shares              2,023,436     1,984,783     2,021,331    1,975,714

         Effect of dilutive securities:
           7% Convertible  Debenture                     -       170,648       170,648      170,648
           Employee stock options                        -         2,706             -        2,643

         Dilutive potential common shares                0       173,354       170,648      173,291
         Denominator for diluted earnings
         per share weighted number of shares
          outstanding                            2,023,436     2,158,137     2,191,979    2,149,005


     Basic earnings per common share
     Income from continuing operations        $        .01  $       1.30  $        .62 $       1.26
     Discontinued operations                             -           .12           .12          .31
     Gain on disposition of discontinued
     operations                                          -             -           .79            -
                                              $        .01  $       1.42  $       1.53 $       1.57

     Diluted earnings per common share
     Income from continuing operations        $        .01  $       1.21  $        .62 $       1.20
     Discontinued operations                             -           .11           .11          .28
     Gain on disposition of discontinued
     operations                                          -             -           .73            -
                                              $        .01  $       1.32  $       1.46 $       1.48







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


                             Three Months Ended December 31,        Nine Months Ended December 31,

Results of Operations         2000       1999    Change     %      2000       1999     Change     %
Revenues                     $14,733   $ 12,617    $2,116   17%    $40,065   $43,113  $(3,048)    -7%

Cost of services              13,763     12,069     1,694   14%     38,010    40,552   (2,542)    -6%
  Percent of revenues            93%        96%                        95%       94%
General and Administrative       716        175       541  309%      1,890     1,678       212    13%
  Percent of revenues             5%         1%                         5%        4%

Operating cost and            14,479     12,244     2,235   18%     39,900    42,230   (2,330)    -6%
expenses:
  Percent of revenues            98%        97%                       100%       98%

Operating income                 254        373     (119)  -32%        165       883     (718)   -81%
  Percent of revenues             2%         3%                         0%        2%

Interest expense                 216        289      (73)  -25%        686       898     (212)   -24%

Other                              -          -         -                                    -

Embezzlement  recovery             -      2,500   (2,500)   N/M      1,821     2,500     (679)   -27%

 Income  from operations          38      2,584   (2,546)   N/M      1,300     2,485   (1,185)   -48%

Income tax expense                15          5        10   N/M         45         5        40    N/M

Income from continuing            23      2,579   (2,556)   N/M      1,255     2,480   (1,225)    N/M
operations

Income from discontinued           -        246     (246)   N/M        244       608     (364)    N/M
operations

Gain on sale of
discontinued operations            -          -         -     -      1,594         -     1,594  N/M

Net income                 $      23  $   2,825  $(2,802)  -99%  $   3,093 $   3,088    $    5     0%

Earnings per share -
basic:
Continuing operations      $    0.01  $    1.30                  $    0.62 $    1.26
Discontinued operations            -       0.12                       0.12      0.31
Gain on sale of
discontinued operations            -          -                       0.79         -
                           $    0.01  $    1.42                  $    1.53 $    1.57
Earnings per share -
diluted:
Continuing operations      $    0.01  $    1.21                  $    0.62 $    1.20
Discontinued operations            -       0.11                       0.11      0.28
Gain on sale of
discontinued operations            -          -                        .73         -
                           $    0.01  $    1.32                  $    1.46  $   1.48

Weighted average number of
common shares outstanding
- basic                    2,023,436  1,984,783                  2,021,331 1,975,714
 Weighted average number
of common shares
outstanding - diluted      2,023,436  2,158,137                  2,191,979 2,149,005

 Revenues

Revenues for the three months ended December 31, 2000, increased 17% from the comparable period in 1999 primarily due to increases in
technology services revenues.   For the nine months ended December
31, 2000 and 1999 revenues decreased 7%, principally due to reductions in hardware orders from the US Army and seat management installations.

Operating Costs and Expenses

Cost of services for the three months ended December 31, 2000 increased by 14% from the comparable period in 1999, primarily as a result of the increased costs associated with the increase in revenues from the aforementioned technology services revenue.

For the nine months ended December 31, 2000 and 1999 cost of services decreased 6%, primarily attributable to the decline in revenues from the US Army and seat management installations.

General and administrative expenses for the three and nine months ended December 31, 2000 increased by 309% and 13%, respectively, from the comparable periods in 1999, principally due to a nonrecurring reduction in costs related to certain payment received in December 1999.

Operating Income

For the three and nine months ended December 31, 2000, the Company had operating income of $254,000 and $165,000, respectively, as compared to operating income of $373,000 and $883,000 for the comparable periods ended in 1999. The principal reason for the lower operating income in the periods ended December 31, 2000 versus December 31, 1999 was the additional investment in sales and marketing activity in the current fiscal year related to the Company's IT services and solutions markets and the reduction in hardware orders from the US Army and seat management installations.

Interest Expense

Interest expense for the three and nine month periods ended December 31, 2000 and 1999 decreased by 25% and 24%, respectively, principally as a result of reduction of debt.

Embezzlement Recovery

Embezzlement recoveries for the three months ended December 31, 1999 were $2,500,000 (net of settlement costs). For additional discussion see "Embezzlement Matter" in Note 2 to the condensed consolidated financial statements. For the nine months ended
December 31, 2000 and 1999, the net embezzlement recovery was $1,821,000 and $2,500,000, respectively.

Income Taxes

Income tax expense for the three and nine months ended December 31, 2000 was $15,000 and $45,000, respectively. For the three and nine months ended December 31, 1999 income tax expense was $5,000.



Discontinued Operations

In May 2000 the Company sold its Operational Outsourcing Division and, accordingly, the financial results for this division have been reclassified as Discontinued Operations. (See Note 3 to the condensed consolidated financial statements.) The Company recognized a one time gain on the sale of the Division amounting to approximately $1,594,000 (net of taxes of $200,000).

Net Income

Net income for the three months ended December 31, 2000 and 1999 was $23,000 and $2,825,000, respectively. Included in net income for the three months ended December 31, 1999 were embezzlement recoveries of $2,500,000 and income from discontinued operations of
$246,000.   For the nine months ended December 31, 2000 and 1999 net
income was $3,093,000 and $3,088,000, respectively. Interest expense was $686,000 compared to $898,000 for the nine months ended December 31, 2000 and 1999, respectively.

Included in net income for the nine months ended December 31, 2000 was embezzlement recoveries of $1,821,000, income form discontinued operations of $244,000 and a gain on the sale of discontinued operations of $1,594,000. This compares to embezzlement recoveries of $2,500,000 and income for discontinued operations of $608,000 for the nine months ended December 31, 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Company's working capital of $2,639,000 and current ratio of 1.21 indicated the continuing improvement in the Company's financial strength which was negatively impacted by the embezzlement matter previously discussed. Cash was also provided through bank borrowings.

Capital expenditures for the nine months ended December 31, 2000 were $428,000 compared to $516,000 during the same period in 1999. The Company does not expect capital expenditures to increase during the current fiscal year.

On December 8, 2000 the Company entered into an $8 million revolving credit facility with a maturity date of August 31, 2002. The facility which will be used for working capital purpose replaced the Company's former banking relationship credit facility and term debt. At the option of the Company, the facility bears interest at the LIBOR rate plus 200 basis points or the bank's prime rate. The interest rate may vary depending on the pricing ratio as further defined in the Financing and Security Agreement. The facility is subject to certain financial covenants as described in the agreement. Borrowings under the facility at December 31, 2000 were approximately $3.8 million. The Company had approximately $3.3 million available under its credit facility at December 31, 2000.

The bank term notes aggregating $4.6 million at March 31, 1999 were renegotiated effective September 1, and amended December 21, 1999 to amounts aggregating $3.5 million. Bank term notes outstanding at December 31, 2000 were $0.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. In September and October 1999 $507,000 was paid and $299,965 is being paid on the first day of the next consecutive 15 months. The balance of the note at December 31, 2000 was $1,143,000.

The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries and investing activities (including the sale of the Company's Operational Outsourcing Division) should be sufficient to meet its current operating cash requirements although there can be no assurances that all the aforementioned sources of cash can be realized.


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

The information below summarizes the Company's sensitivity to market risks as of December 31, 2000. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded
debt.   Note 5 to the condensed consolidated financial statements
contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).



                                                           Period Ending December 31,

                                                                         Total Debt
Long-term debt (including current maturities)      2001        2002         2000       Fair Value
Revolving credit agreement at the LIBOR
rate plus 2.00%.  Due August 31, 2002.
Average interest rate of 9.19%.                 $     3,836 $         0  $     3,836   $     3,836

Total variable debt                                   3,836           0        3,836         3,836

7% subordinated note from affiliate due
January 27, 2003.  Estimated yield of 8.56%
for 2001 and 9.0% for 2002.                           2,000       2,000        2,000         1,960

8% subordinated notes from affiliate due
July 1, 2001                                          2,000       2,000        2,000         2,000

Subordinated debt dated September 2, 1999
with interest at 8.5%.  Due February 1, 2001.         1,143           -        1,143         1,143

Total fixed debt                                      5,143       4,000        5,143         5,103

Total debt                                      $     8,979 $     4,000    $   8,979   $     8,939

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

At December 31, 2000, the Company had $8,979,000 of debt outstanding of which $3,836,000 has variable interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, it could have a materially adverse effect on future operations.

The Company conducts a limited amount of business overseas. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company believes it does not currently have any material exposure to foreign exchange rate fluctuation risks.




Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits -

                  Exhibit 4.8 - Financing and Security Agreement

              (b)Reports on Form 8-K -  None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)









Date:  February 13, 2001      By:  s/Charles L. McNew
                                      Charles L. McNew
                                      President & CEO






Date: February 13, 2001        By:  s/Joseph Sciacca
                                    Joseph Sciacca
                                    Vice President, Finance & CFO