Form 10-K
period 2001-03-31
HALIFAX CORP
filed 2001-06-28
CIK 720671

1




                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           Form 10-K
(Mark One)

( X) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  (Fee Required)
     For the fiscal year ended    March 31, 2001
(  ) Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee Required)

     For the transition period from _______  to  ______

Commission file Number        1-08964

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





      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 22, 2001 was $3,002,834 computed based on the closing price for that date.

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.




           Class                   Outstanding at June 22, 2001

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

The Company provides a wide array of services and solutions which are designed to enable customers to focus on using their enterprise system rather than maintaining it.

The Company's major initiatives presently consist of the following:

* Seat Management provides complete life cycle management of all desk top PCs, servers and printers, which allows the enterprise staff to focus on core responsibilities.

* Enterprise Maintenance Solutions provides maintenance services on a nationwide basis, serving over 20,000 locations and more than 250,000 pieces of equipment through a variety of programs including: on-call and resident maintenance and repair service agreements, warranty services for major original equipment manufacturers, preventive maintenance, asset tracking, maintenance outsourcing support, equipment installs, and moves and changes and depot and mail-in services. Services are provided through a network of offices dispatched by the Halifax National Support Center. Strategic alliances are maintained with certain OEMs (Original Equipment Manufacturer) and integrators.

* Network Security Solutions provides cost effective, best practice solutions for information security problems confronting our customers. The focus is on solutions which are minimally intrusive to the operations. The range of services provided includes security policy development, firewall installation and configuration, virtual private network (VPN) installation, intrusion detection, network vulnerability assessments, public key infrastructure (PKI) implementations, URL filtering, and managed security services.

* e.Business/e.Government Development provides technical and creative services for interactive business solutions via the internet. Specifically, the services include internet/intranet/extranet web site development, web hosting, information delivery, supply chain management, process management, workflow automation, and application integration.

* Communication Services provides engineering, installation, maintenance and logistic support services for various government agencies, including the Army and the U.S. Army National Guard. Orders are placed with the Company primarily using two multi-task support contracts, Long Term Life Cycle Support (LTLCS) and Digital Switch Systems Modernization Program (DSSMP).

The Company has developed an important presence in the eastern
United States, while seeking to provide services nationwide for selected engagements.

The Company's general business strategy is to secure a prominent position as a leading provider of the broad range of information technology services and solutions to address the needs of a marketplace which continue to increase dependency on technology.

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

On May 31, 2000 the Company sold its Operational Outsourcing business (See Note 17 to the consolidated financial statements) which was non-core to the Company's long-term growth strategy. The Company's Operational Outsourcing Division provided complete facilities management and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facilities operations.

The Company maintains its principal executive offices at Halifax
Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312.
Its telephone number is (703) 750-2202, and its website is www.hxcorp.com.

Embezzlement Matter

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 prior to its acquisition by Halifax. After net recoveries through March 31, 2001, as discussed below, the cumulative net embezzlement loss to the Company was approximately $7.7 million.

The embezzlement had a material effect on the Company's financial statements. During the year ended March 31, 2001, the Company recovered $1,600,000 (net of recovery costs of $1,156,000).
During the year ended March 31, 2000, the Company recovered $2,250,000 (net of recovery costs of $250,000) in conjunction with its embezzlement recovery activities. The specific terms and conditions associated with the payments, including the identity of the parties, are subjects of confidentiality agreements that preclude disclosure. The embezzlement loss for fiscal 1999 was $6,093,000, offset by $3,500,000 in recoveries (net of recovery costs of $1,000,000), resulting in a net embezzlement loss for fiscal year 1999 of $2,593,000.

Federal Government Contracts

A significant portion of the Company's revenues have historically been derived from contracts and subcontracts with the United States Government. Excluding the sale of HTSI ("Discontinued Operations") in fiscal years 2001, 2000 and 1999, the Company received revenues from 15, 29 and 25 Government contracts, respectively, which accounted for approximately 26%, 25% and 36%, respectively, of the Company's total revenues. The embezzlement matter did not involve or affect the Company's fulfillment of its Government contracts nor its accounting thereof, and it did not trigger any termination provisions under government contracts.

The services of the Company are performed under cost reimbursable, time-and-materials, and fixed-price contracts and subcontracts. Under cost reimbursable contracts, the Government reimburses the Company for its allowable costs permitted by Government regulations and pays the Company a negotiated fixed fee, incentive fee, award fee or combination thereof. For time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed-price contracts, the Government pays the Company an agreed-upon price for services rendered. In addition, under certain fixed price contracts, incentive fees are permitted if established performance goals are met or exceeded and penalties are imposed if goals are not attained. Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain losses.

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

Contracts with the Government are generally complex in nature and require Halifax to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters. The Company has not experienced any material difficulty in complying with applicable Federal regulations.

The Company is sensitive to the present climate in the Government with respect to fraud, waste and abuse, and has adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures. In addition, all employees receive training in ethics and associated Company procedures, and a hot line has been established to encourage reporting of potential ethical violations.

Under certain circumstances the Government can suspend or debar individuals or firms from obtaining future contracts with the Government for specified periods of time. Any such suspension or debarment could have a material adverse effect upon the Company. The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA), which can result in adjustments to contract costs and fees. Audits by DCAA have been completed for years through fiscal year 1999 with minimal adjustment to the Company's cost accounting records and contract revenue reimbursement.

With the sale of the Company's Operational Outsourcing Division on May 31, 2000, the Company's dependence on Government contracts has been materially reduced.

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

The following table reflects the distribution of revenues (in thousands) by type of customer excluding Discontinued Operations
(see Management Discussion and Analysis for further discussion):



                             Years Ended March 31,

                   2001              2000              1999
  Commercial     $  21,246    41%  $ 23,394     44%  $  23,725    40%

  State/Local       17,139    33%    16,435     31%     13,866    24%

  Federal
  Government        13,365    26%    13,701     25%     21,480    36%

  Total          $  51,750   100%  $ 53,530    100%  $  59,071   100%

Type of Contracts

The following table reflects the distribution of revenues (in thousands) by type of contract excluding Discontinued Operations, for the periods indicated:

                              Years Ended March 31,

                     2001             2000             1999
 Cost
 reimbursable       $     -    N/A  $     341     1%  $    363     1%

 Time & materials     4,458     9%      2,851     5%     3,878     6%

 Fixed-price         47,292    91%     50,338    94%    54,830    93%

 Total              $51,750   100%  $  53,530   100%  $ 59,071   100%

Accounts Receivable

Trade accounts receivable at March 31, 2001 and 2000 represented 48% and 49% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent future payments due from the customer for which invoices will not be presented until a later period. The reasons invoices are not presented may be categorized as follows:
(1) fee and cost retainage rights of the Government; (2) billable documents in transit; (3) excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected; and (4) revenues recognized in excess of billings on fixed-price contracts arising from the use of the percentage of completion method.

The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is not reimbursable under Government contracts.

For a summary of the amounts of unbilled receivables as of March
31, 2001 and 2000, see Note 3 to the consolidated financial statements.

Backlog

Excluding Discontinued Operations, the Company's funded backlog for services as of March 31, 2001, 2000 and 1999 was $37,500,000,
$14,000,000 and $25,000,000, respectively. "Funded" backlog represents commercial orders and Government contracts to the extent that funds have been appropriated by Congress and allotted to the contract by the procuring Government agency. Some of the Company's contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of the Company's customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.

Marketing

Marketing involves the determination of customer needs that match the services offered by the Company. This is accomplished through the Company's sales and marketing group which develops service and solutions offerings, conducts sales calls, attends trade shows, and builds a network of customer knowledge and confidence in the Company. Those activities, along with the development of strategic alliances and the reputation the Company has built, represent the normal manner in which the Company's business is generated.

The Company contracts with the Federal Government, State/Local Governments and commercial entities, each of which requires a different marketing approach. The Federal Government maintains that it buys from companies rather than having companies sell to it; thus, marketing is more related to keeping abreast of the Government's specified needs versus building markets within the Government for the Company's services. However, the Company conducts a large portion of its business within the commercial and state/local government sectors, and consequently uses traditional marketing approaches to determine commercial customer needs and to enhance the chances that its services will be considered for those needs.

The Company's ability to compete successfully for Government work is largely dependent on recognizing Government requirements and opportunities, the submission of responsive and cost-effective proposals, and a reputation for the successful completion of government contracts. Recognition of Government requirements and opportunities come from inclusion on bidders lists, conducting seminars, participation in activities of professional organizations and from literature published by the Government and other organizations.

Competition

The Company has numerous competitors in all areas in which it does business. Some competitors are large diversified firms having substantially greater financial resources and larger technical staffs than the Company, including, in some cases, the manufacturers of the systems being supported. Customer in-house capabilities can also be deemed to be competitors of the Company in that they perform certain services which might otherwise be performed by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which the Company is engaged are technology skills, quality, responsiveness, ability to perform within estimated time expense limits and pricing. Technology services are predominately concentrated on the Mid-Atlantic coast and enterprise maintenance services are conducted on a nationwide basis.

Personnel

On March 31, 2001, the Company had 265 employees, of whom 8 were part-time. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, and skilled technicians and mechanics. The Company believes its employee relations are excellent. Although many of the Company's personnel are highly specialized and there is a nationwide shortage of certain qualified technical personnel, the Company has not experienced material difficulties obtaining the personnel required to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. The Company interfaces with a labor union on one of its government contracts. To date, relations have been excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.

Item 2. Properties

On November 6, 1997, the Company sold its headquarters office complex for $5,250,000 and leased back the building. The transaction generated other income of $1,490,000 of which $715,000 was deferred and is being amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

The Company is obligated under 17 short-term facility leases connected with its operations. The total rent expenses under existing leases were $972,000, $1,123,000 and $1,188,000 for the years ended March 2001, 2000 and 1999, respectively.

Item 3. Legal Proceedings

On January 9, 2001 the Securities & Exchange Commission issued a formal order directing private investigation of the Company and unnamed individuals concerning trading activity in the Company's securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received an SEC subpoena for documents related to these matters. The staff of the SEC has advised that the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. The Company believes the investigation is primarily related to the previously reported embezzlement by one of the Company's former employees.

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                              PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock, par value $0.24, is listed on the American Stock Exchange

At June 22, 2001, there were approximately 687 holders of record of the Company's Common Stock as reported by the Company's transfer agent.

The following table sets forth the quarterly range of high and low sales prices on the American Stock Exchange.

                               Fiscal  Year 2001      Fiscal  Year
2000

    Fiscal Quarter             High    Low        High        Low

    April - June (a)          $7.25  $5.00        $   -     $   -
    July - Sept.               6.25   5.25         7.125     4.50
    Oct. - Dec.                5.75   2.75         7.125     4.50
      Jan.   -   March                3.87     2.50           8.00
5.93

(a) The Company's stock did not trade from March 17, 1999 until September 13, 1999 due to an American Stock Exchange trading halt. Upon the filing of the Company's 10-K for the year ended March 31, 1999, trading was resumed.

The Company did not declare a cash dividend to be paid in fiscal year 2001 nor 2000, and there is no assurance the Company will do
so in future periods.   The Company's current bank loan agreement
prohibits the payment of dividends.

Recent Sales of Unregistered Securities.
None.

Item 6.  Selected Financial Data

The following table includes certain selected financial data adjusted for Discontinued Operations (see Note 15 to the consolidated statements) of the Company (amounts in thousands, except per share data).



                                      2001       2000        1999        1998          1997
 Revenue - Continuing Operations   $    51,750 $  53,530  $   59,071  $    56,219  $    57,341
  Income (loss) from
   Continuing operations                 (840)     1,385     (5,316)      (5,512)      (3,640)
   Discontinued operations                 244       928          17         (88)          320
   Gain on sale of discontinued
 operations                              1,694         -           -            -            -
   Net income (loss)               $     1,098 $   2,313  $  (5,299)  $   (5,600)  $   (3,320)

 Total Assets                      $    17,966 $  27,808  $   38,735  $    30,967  $    37,776
 Long-term obligations             $     6,886 $  12,793  $   12,505  $    12,923  $    15,956
 Income (loss) per common
  share - basic
   Continuing operations           $     (.42) $     .70  $   (2.64)  $    (2.75)  $    (1.83)
   Discontinued operations                 .12       .47         .01        (.04)          .16
   Gain on sale on discontinued
 operations                                .84         -           -            -            -
                                   $       .54 $    1.17  $   (2.63)  $    (2.79)  $    (1.67)

 Income (loss) per common
 share - diluted
   Continuing operations           $     (.42) $     .69  $   (2.64)  $    (2.75)  $    (1.83)
   Discontinued operations                 .12       .46         .01        (.04)          .16
   Gain on sale on discontinued
 operations                                .84         -           -            -            -
                                   $       .54 $    1.15  $   (2.63)  $    (2.79)  $    (1.67)
 Weighted average number of
   shares outstanding
    Basic                            2,022,811 1,984,014   2,012,611    2,006,603    1,985,599
    Diluted                          2,022,811 1,999,811   2,012,611    2,006,603    1,985,599

 Dividends per common share        $         - $       -  $      .20  $       .20   $     1.87


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual 10-K Report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, continuation of favorable banking arrangements, the availability of capital to finance operations and planned growth, ramifications regarding the embezzlement matter and changes in government regulations and competition, which may, among other things, affect the ability of the Company to implement its business strategy.

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

Results of operations and related notes thereto have been adjusted for Discontinued Operations. (See Note 17 to the consolidated financial statements.)


                                                      Years Ended March 31,

Results of Operations          2001       2000     Change     %     2000      1999     Change    %
Revenues                      $51,750     $53,530  $(1,780)   -3%  $53,530   $59,071  $(5,541)   -9%

Cost of services               50,281      51,183     (902)   -2%   51,183    58,031   (6,848)  -12%
  Percent of revenues             97%         96%                      96%       98%

General and Administrative      2,886       2,096       790   38%    2,096     2,052        44    2%
  Percent of revenues              6%          4%                       4%        3%

Total operating cost and
expenses                       53,167      53,279     (112)  -.2%   53,279    60,083   (6,804)  -11%
  Percent of revenues            103%        100%                     100%      102%

Operating  (loss) income      (1,417)         251   (1,668)   N/M      251   (1,012)     1,263   N/M
  Percent of revenues             -3%          0%                       0%       -2%

Interest expense                  955       1,066     (111)  -10%    1,066     1,050        16    2%

Other expense (income)             45        (55)       100   N/M     (55)       773     (828)   N/M

Embezzlement (recovery)
expense                       (1,600)     (2,250)     (650)  -29%  (2,250)     2,593   (4,843)   N/M
(Loss) income before taxes
and discontinued operations     (817)       1,490   (2,307)  N/ M    1,490   (5,428)     6,918   N/M

Income tax expense (benefit)       23         105      (82)  -78%      105     (112)       217   N/M

(Loss) income from continuing
operations                      (840)       1,385   (2,225)   N/M    1,385   (5,316)     6,701   N/M

Discontinued operations           244         928     (684)  -74%      928        17       911   N/M

Gain on sale of discontinued
operations                      1,694           -     1,694   N/M        -         -         -     -
Net income (loss)             $ 1,098   $   2,313   (1,215)  -53%  $ 2,313  $(5,299)  $  7,612   N/M

Earnings (loss) per share -
basic

Continuing operations         $ (.42)   $     .70                  $   .70  $ (2.64)
Discontinued operations           .12         .47                      .47       .01
 Gain on sale of discontinued
operations                        .84           -                        -         -
                              $   .54   $    1.17                  $  1.17  $ (2.63)

Earnings (loss) per share -
diluted

Continuing operations         $ (.42)   $     .69                  $   .69  $ (2.64)
Discontinued operations           .12         .46                      .46       .01
Gain on sale of discontinued
operations                        .84           -                        -         -
                              $   .54   $    1.15                  $  1.15  $ (2.63)

N/M = not meaningful

Revenues

Revenues for the fiscal year ended March 31, 2001 decreased 3% from 2000 primarily due to modest reductions in hardware sales and service orders caused by a lengthening purchase decision cycles related to general slow down of the economy.

Revenues for the fiscal year ended March 31, 2000 decreased 9% from 1999 principally due to reductions in orders from the U.S. Army on a digital communications switch contract. This was partially offset by the ramp-up of deliveries under the Company's seat management contract with the Virginia Department of Transportation.

Operating Costs and Expenses

Cost of services for the fiscal year ended March 31, 2001 decreased 2% from 2000 which was proportional to the decrease in hardware and services revenue discussed above. During the fourth quarter, the Company increased its reserve for inventory valuation by $700,000 due to uncertainties in the market brought on by the economic downturn.

Cost of services for the fiscal year ended March 31, 2000 decreased 12% from 1999, which was somewhat larger than the comparable revenues decline. Although revenues declined the fixed price lower margin U.S. Army business which declined was somewhat offset by growth in the higher margin technology services which resulted in cost of services decreasing at a higher percentage than the percentage of decrease in revenue. In addition, 1999 costs of services included certain unusual charges related to inventory obsolescence of approximately $1.7 million due to potential Y2K issues and the write-off of an under performing maintenance services contract.

During the year ended March 31, 2001, general and administrative expenses increased 38% or $790,000 over fiscal year 2000. This was due primarily to increases in professional fees, insurance costs and upgrade and consolidation of the Company's accounting system.

General and administrative expenses increased 2% in 2000 from 1999 principally as a result of increases in staffing in key strategic areas offset by reductions in depreciation expense.

Operating Income

The Company incurred an operating loss of $1,417,000 during the fiscal year ended March 31, 2001 due primarily to the reductions in revenue and the increase in general and administrative expenses as discussed above.

As a result of the margin improvement arising from the sales mix change and the reduction in general and administrative expenses, the Company generated operating income of $251,000 in 2000 as compared to an operating loss of $1.0 million in 1999.

Interest and Other Income or Expense

Interest expense declined $111,000 or 10% to $955,000 during the year ended March 31, 2001 compared to 2000 principally due to reduced borrowings and lower interest rates.

Interest expense increased 2% in 2000 as compared to 1999, primarily due to higher interest rates and the large amount of debt outstanding during the first half of fiscal year 2000.

Other expense of $45,000 in 2001 resulted from the disposition of certain obsolete fixed assets.

Other income was $55,000 in 2000 as compared to expense of $773,000 in 1999 which was principally related to one-time write-offs of certain fixed assets in 1999.

Embezzlement Recovery

During the years ended March 31, 2001 and 2000, net embezzlement recoveries were $1.6 million and $2.25 million, respectively (net of recovery costs of $1,156,000 and $250,000, respectively).

The loss of approximately $2.6 million in 1999 was net of $3.5 million of total net recoveries realized from certain recovered assets (net of recovery costs) and insurance proceeds. For additional discussion see "Embezzlement Matter" in Item 1 and Note 2 of the consolidated financial statements.

Income Taxes

As a result of the Company's historical losses (principally from the embezzlement), the Company generated significant loss carryforwards (both federal and state). At March 31, 2001 and 2000, the Company had remaining net operating loss carryforwards amounting to approximately $8.6 million and $10.2 million, respectively. Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards in its financial statements.

Discontinued Operations

In May 2000, the Company sold its Operational Outsourcing Division, and accordingly the financial results for this division have been reclassified as Discontinued Operations. (See Note 17 to the consolidated financial statements.)

The net of tax results for Discontinued Operations for 2001, 2000 and 1999 were income of $244,000, $928,000 and $17,000, respectively. The decrease in net income in fiscal year 2001 was due to the shortened period of operations as a result of the disposition on May 31, 2000. The increase in net income from 1999 to 2000 resulted principally from one-time contract modifications generated by a single customer.

Net income (loss) from Continuing Operations

The 2001 net loss of $840,000 from continuing operations was due primarily to higher operating expenses offset by embezzlement recoveries of $1.6 million.

The 2000 net income from continuing operations of $1.4 million was principally the result of embezzlement recoveries amounting to $2.25 million.

Net losses from continuing operations in 1999 of $5.3 million were the result of embezzlement losses of $3.6 million and operating loss, in the amount of $3.6 million.

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

The Company serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. The Company's operating results could be adversely affected by industry-wide pricing pressures, the ability of the Company to recruit, train and retain personnel integral to the Company's operations and the presence of competitors with greater financial and other resources. Also, the Company's operating results could be adversely impacted should the Company be unable to achieve the revenue growth necessary to provide profitable operating margins in various operations. The Company's plan for growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful will be on terms advantageous to the Company.



Liquidity and Capital Resources        2001         2000          1999
Cash balance at March 31, 2001     $    231,000  $  1,800,000  $          0
Working capital at March 31, 2001  $  (102,000)  $  3,481,000  $    740,000
Net cash provided by operations
before impact of embezzlement      $    520,000  $  1,641,000  $  1,940,000
Net cash recovered (used) related
to embezzlement                       1,600,000     5,078,000   (5,421,000)
Net cash  provided by (used in)
operating activities               $  2,120,000  $  6,719,000  $(3,481,000)

Net cash provided by (used in)     $  4,869,000  $  (847,000)  $  (651,000)
investment activities
Net cash (used in) provided by     $(8,558,000)  $(4,072,000)  $  4,132,000
financing activities


At March 31, 2001, the Company had negative working capital of $(102,000) and a current ratio of 0.99. The reduction in working capital was attributable to the loss from operations and significant curtailment of long term debt. Working capital was provided from the sale of the operational outsourcing division, embezzlement recoveries and bank borrowings.

At March 31, 2000, the Company had working capital of $3,481,000 and a current ratio of 1.20. In October and November 1998 in a series of private placements, the Company issued $2 million of subordinated notes due July 1, 2002 to Research Industries Incorporated, a private investment company and an affiliate of the Company. Cash was also provided through bank borrowings.

A summary of future minimum lease payments is in Note 12 to the consolidated financial statements. Capital expenditures in 2001, 2000, and 1999 were substantially reduced from prior years to conserve cash. The Company does not expect fiscal year 2002 technology requirements to result in greater capital expenditures than fiscal year 2001. The Company continues to sublease a portion of its headquarters building generating approximately $148,000 annually.

On December 8, 2000, the Company entered into a new revolving credit agreement with an $8 million maximum credit line which refinanced the Company's previous revolving credit line. Amounts available under this agreement are determined by applying stated percentages to the Company's eligible and unbilled receivables.
As of March 31, 2001, the Company had an outstanding balance of $2.9 million with an additional $2.0 million available on the line of credit. Advances under the revolving credit agreement are collateralized by a first priority security interest in all the Company's assets as defined in the financing and security agreement. The agreement also contains certain financial and reporting covenants. The agreement matures on August 31, 2002. Although the Company is in compliance with its credit and security agreement at March 31, 2001, it believes that it may not be in compliance with certain financial convenants of this agreement in future periods and the lender has agreed to waive the covenant violations should they occur for the quarter ending June 30, 2001. It is the intention of the lender and the Company to restructure the covenants to assure that compliance can be maintained through March 31, 2002.

On September 1, 1999, the Company signed a banking agreement, which was amended on December 21, 1999, which refinanced the Company's revolving credit line and outstanding debt. The Company further amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of future settlement proceeds (see Note 2 to the consolidated financial statements), if any, to term debt balances outstanding and to reduce its maximum line on its revolving credit agreement to $6,000,000. The Company was in non-compliance with certain terms of its revolving credit agreement and term loan facilities at March 31, 2000. As part of the amended agreement, the bank waived the non-compliance with the financial covenant. In accordance with the terms of the new banking arrangement, the Company made additional principal payments on the Tier II and Tier III Term Notes. All assets of the Company remain as collateral in accordance with the prior agreement. In addition, the Company paid certain fees in connection with the amendment and was to be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement has not been refinanced. The debt under this agreement was paid in full on December 8, 2000.

The Revolving Credit Agreements prohibit the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

The subordinated debt agreements with an affiliate totaled $4 million at March 31, 2001 and 2000. The banking agreements prohibits the payments of principal or interest. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 1, 2002. (See Note 6 to the consolidated financial statements.)

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. $507,000 was paid in September and October 1999 and payments of $299,965 per month thereafter. The balance of the note due March 31, 2001 was $632,000. The Company intends to repay this amount during the fiscal year ending March 31, 2002.

The Company believes that funds generated from operations, bank borrowings, embezzlement recoveries and investing activities should be sufficient to meet its current operating cash requirements through July 1, 2002, although there can be no assurances that all the aforementioned sources of cash can be realized.

The Company will need to amend its current line of credit which expires on August 31, 2002. There are no assurances that these efforts will successfully be completed.

Item 7A.  Quantitative and Qualitative Disclosures about Market
Risk

The Company is exposed to changes in interest rates, primarily as result of bank debt to finance its business. The floating interest debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate. It is assumed in the table below that the LIBOR rate will remain constant in the future. Adverse changes in the interest rates or the Company's inability to refinance its long-term obligations may have a material negative impact on the Company's operations.

The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company's interest rate risk profile.

The information below summarizes the Company's sensitivity to market risks as of March 31, 2001. The table presents principal cash flows and related interest rates by year of maturity of the
Company's funded debt.   Note 6 to the consolidated financial
statements contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).


Long-term debt (including current   2002      2003      Total     Fair
maturities)                                             Debt      Value
Revolving credit agreement at the
LIBOR rate plus 2.5%.  Due August
31, 2002. Average interest rate
of 7.5%.                           $      -  $  2,886  $  2,886  $  2,886

7% subordinated note from
affiliate due January 27, 2003.           -     2,000     2,000     1,960

8% subordinated notes from
affiliate due July 1, 2002.               -     2,000     2,000     2,000

Subordinated debt dated September
2, 1999 with interest at 8.5%.          632         -       632       632

Total fixed debt                        632     4,000     4,632     4,592

Total debt                         $    632  $  6,886  $  7,518  $  7,478

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

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Ernst & Young LLP (the "Former Accountants") resigned as the independent accountants for Halifax Corporation (the "Company") on October 19, 1999.

No report prepared by the Former Accountants on the consolidated financial position of Halifax Corporation at March 31, 1999 and 1998, and the consolidated results of operations and its cash flows of each of the three years in the period ended March 31, 1999, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit conducted by the Former Accountants for the fiscal year ended March 31, 1999, which was concluded on September 7,1999, and which included the consolidated balance sheets of Halifax Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the financial statements for those years.

The fiscal year 1999 audit was completed on September 7, 1999 with the issuance, by Ernst & Young LLP, of an unqualified opinion as presented in the Company's Form 10-K which was filed with the SEC on September 9, 1999.




                             PART III

Item 10.  Directors and Executive Officers of the Registrant


                             DIRECTORS

Arch C. Scurlock, age eighty-one, presently Chairman of the Board of Directors, has been a Director of the Company since 1973. He has been President and a Director of Research Industries Incorporated, a private investment company since 1968. He served from 1969 to 1992 as Chairman of the Board of TransTechnology Corporation, a manufacturer of aerospace defense and other industrial products.

Charles L. McNew, age forty-nine, joined the Company in July 1999 and was appointed President and Chief Executive Officer on May 8, 2000. He had been acting President and CEO from April 14, 2000 to May 7, 2000 and prior to that was Executive Vice President and
Chief Financial Officer.   From July 1994 through July 1999 prior
to joining the Company, Mr. McNew was Chief Financial Officer and later Chief Operating Officer of NumereX Corporation, a public Company that develops and markets communications and information products and services.

John H. Grover, age seventy-two, became a Director of the Company in 1984. He has served as Executive Vice President, Treasurer and Director of Research Industries Incorporated since 1968, and as a Director of TransTechnology Corporation from 1969 to 1992.

John M. Toups, age seventy-five, and has been a Director of the Company since 1993. Mr. Toups served as President and CEO of Planning Research Corporation (PRC) from 1978 to 1987. Prior to that he served in various executive positions with PRC. For a short period of time in 1990, he served as interim Chairman of the Board and CEO of the National Bank of Washington and Washington Bancorp and is currently a Director of CACI International, Inc., an information technology company, NVR, Inc. a home builder company, Thermatrix, Inc., an air emissions control technology company, Andrulis Corporation, an information systems company and GTSI, a reseller of software/hardware company.




Thomas L. Hewitt, age sixty-two, has been a Director of the Company since March 2000. Mr. Hewitt founded Federal Sources in December of 1984, a market research and consulting firm, and served as the Company's CEO until the recent sale of the Company in 2000. Prior to founding Federal Sources, Mr. Hewitt served as a Senior Vice President of Kentron, an information technology professional services company acquired by PRC, and held several senior level positions at CSC, an information technology systems integration company, including President of the Infonet Government Systems Division and VP of Program Development of the Systems Group.

Daniel R. Young, age sixty-seven, became a Director of the Company in March 2001. Mr. Young, former Vice Chairman and Chief Executive Officer of Federal Data Corporation (FDC), retired recently after having served the company in various executive capacities for more that two decades. He joined FDC in 1976 as the Executive Vice President, and in 1985, was elected President and Chief Operating Officer. Following the acquisition in 1995 of FDC by The Carlyle Group, Mr. Young assumed the position of President and Chief Executive Officer. In 1998, he was elected Vice Chairman of the Board of Directors. Before joining FDC, Mr. Young was an executive with Data Transmission Company. He ultimately became Executive Vice President, and, prior to that, held various engineering, sales and management position at Texas Instruments, Inc. He also served in the U.S. Navy as a sea officer. Mr. Young is a graduate of the University of Texas where he earned a B.S. Degree in engineering and a J.D. from the University of Texas School of Law.

All Directors terms will expire at the Annual Meeting scheduled for Fall 2001.

                     OTHER EXECUTIVE OFFICERS

In addition to Mr. McNew, the following persons serve as executive officers of the Company.

Joseph Sciacca, age forty-eight, Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to the Company prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm.

James L. May, age sixty-five, Vice President and General Manager, Computer Maintenance Division. Mr. May has been with Halifax since April 1, 1997. Prior to joining the Company, Mr. May was an independent Consultant from 1992 to 1997. Prior to that time Mr. May was a Vice President of Decision Data Corporation. Other positions held include Vice President, Bell Atlantic Corporation, Sorbus Service Division. Also President and Chief Operating Officer for Beta Products Corporation. Mr. May has also served on the Board of Directors for Forney Special Products.

Thomas J. Basile, age forty-seven, Vice President, Sales and Marketing. Prior to Halifax, Mr. Basile was vice president of sales for MATCOM, an information technology integration firm, where he established vertical market eBusiness solutions for health care, human resources and claims processing. Previously, he was director of consulting for FDC Technologies, where he was responsible for the sales and delivery of various information systems. Earlier experience included marketing and sales positions with Anderson Consulting, Price Waterhouse Coopers, and Grant Thornton LLP.

James L. Sherwood, IV, age fifty-nine, is Vice President,
Contracts and Administration. He previously served as Vice
President of the Company's Facilities Services Division. He has been with the Company and its subsidiaries since 1978.

Robert Santmyer, age forty-one, Vice President and General Manager, Technology Services Division since June 1999. Prior to joining Halifax, he was Vice President, Professional Services, Dictaphone Corporation from September 1998 to June 1999. Other positions held were General Manager, DCX Systems LTD, a subsidiary of NumereX Corporation from February 1997 until September 1998; and from April 1989 until February 1997 Vice President, Professional Services, MAXM Systems Corporation.

Melvin L. Schuler, age fifty-seven is Vice President,
Communications Services Division.  Mr. Schuler has been with
Halifax since 1972, serving in various management positions within the Communications services line of business.

Director compensation. Each outside Director received $2,000 for each meeting attended. During the year ended March 31, 2001 there were five (5) meetings. All directors except Mr. Nashman and Mr. Young attended all of the Board meetings and the Committees on which they served. Mr. Nashman resigned from the Board on August 24, 2000 and Mr. Young joined the Board in March 2001. During the fiscal year ended March 31, 2001 the Company granted options to purchase on aggregate of 13,000 shares of Halifax common stock at a price of $7.08 per share to directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act ("Section 16(a)") requires Halifax Corporation's Directors, executive officers and persons who own more than 10% of a registered class of Halifax Corporation equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Halifax Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Halifax with copies of all Section 16(a) forms they file.

To Halifax's knowledge, based solely on review of copies of such reports furnished to Halifax and written representations that no other reports were required during the fiscal year ended March 31, 2001, all Section 16(a) filing requirement applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to the Chief Executive Officers and other officers whose compensation exceeded $100,000 serving except as otherwise indicated at the close of the fiscal year ended March 31, 2001 for services rendered in all capacities during the fiscal years ended March 31, 2001, 2000, and 1999.

                    SUMMARY COMPENSATION TABLE

                               Annual Compensation          Long-Term
                                                          Compensation
                                                             Payouts

                                               Other
                                               Annual            All Other
                            Salary   Bonus    Compen-  Options    Compen-
                                               sation    SARs     sation
                      Year     ($)      ($)    ($)(1)      (#)     ($)(2)
Charles L. McNew(3)   2001  200,000   30,000    925(1)   25,000      1,160
                      2000  100,451  100,000       925   45,000      1,962

John J. Reis(4)       2001   18,328        -    50,000        -        676
Former CEO/President  2000  201,247  150,000       675   25,000      5,948
                      1999   11,539        -         -   50,000          -

Howard C. Mills(5)    2001        -        -    50,000        -          -
Former CEO/President  2000   38,777        -    52,958        -      1,307
                      1999  172,603        -     4,697        -     22,900

Joseph Sciacca        2001  130,391   22,000         -   25,000      7,017

James L. May          2001  133,396    5,325         -   10,000      6,225

James L. Sherwood, IV 2001  127,945    6,000         -        -      7,156
                      2000  113,543    6,000         -    5,000      2,390
                      1999  111,348    3,220         -    5,000      9,453

Robert V. Santmyer    2001  154,988   28,000         -        -      5,129
                      2000  118,466   35,000         -   25,000          -

Melvin L. Schuler     2001  124,961        -         -        -      6,904
                      2000  110,921    6,243         -    5,000      2,502
                      1999  108,764        -         -    3,000      2,443

James C. Dobrowolski  2001   22,612    6,000         -        -      1,673
                      2000  117,903        -         -        -      2,358
                      1999  113,659    6,864     2,400    8,000      2,130


(1) Value of Company furnished auto.
(2) Amounts contributed to officer under 401(k) plan, and insurance plans.
(3) Mr. McNew's annual base salary is $200,000.
(4) Mr. Reis' employment with the Company ceased effective April
   2000.
 (5) Mr. Mills retired from the Company effective April 1, 1999. The Company entered into a consulting agreement with Mr. Mills whereby he provides certain advisory services. The Agreement is for a term of ten years commencing April 1, 1999 and ending March 31, 2009. Mr. Mills receives $50,000 per year, payable monthly, in exchange for his services.


                            Halifax Corporation
          Aggregate Options Exercises in 2001 and Year End Values

                                                 Number of     Value of
                             Share              Underlying  Unexercised in-
                            Acquired   Value    Unexercised    the-Money
                               On     Realized  Options at    Options at
           Name             Exercise       ($)   3/31/2001     3/31/2001
                               (#)
           (a)                (b)       (c)         (d)           (e)
Arch C. Scurlock
Chairman of the Board
     Exercisable                   -         -        7,000               -
     Unexercisable                 -         -        2,000               -


Charles L. McNew
CEO
     Exercisable                   -         -       15,000               -
     Unexercisable                 -         -       55,000               -

Joseph Sciacca
CFO
     Exercisable                   -         -        3,000               -
     Unexercisable                 -         -       22,000               -

James L. May
V.P. Operations
     Exercisable                   -         -        2,500               -
     Unexercisable                 -         -        7,500               -

James L. Sherwood
V.P. Contracts
     Exercisable                   -         -        6,750               -
     Unexercisable                 -         -       13,000               -

Robert V. Santmyer
V.P.
     Exercisable                   -         -        8,333               -
     Unexercisable                 -         -       16,607               -

Melvin L. Schuler
V.P.
     Exercisable                   -         -        7,250               -
     Unexercisable                 -         -        5,250               -

James C. Dobrowolski
V.P.
     Exercisable               3,600    $2,862            -               -
     Unexercisable                 -         -            -               -




                                     Halifax Corporation
                                    Option Grants in 2001
                                                                   Potential Realizable Value
                                                                    At Assumed Annual Rates
                      Number of     % of                           Of Stock Appreciation for
                      Securities    Total    Exercise                     Option Term
                       Options     Options    Price    Expiration
        Name           Granted     Granted   $/Share      Date       5%                 10%
                                     to
                                  Employees
         (a)             (b)         (c)       (d)        (e)          (f)            (g)
Arch C. Scurlock           2,000       1.4%  $   7.06      4/2005  $      3,901   $      8,620
Chairman of the Board

Charles L. McNew          25,000       18.1      5.50      5/2005        37,989         83,945
CEO

Joseph Sciacca            15,000       11.1      5.50      5/2005        22,793         50,367
CFO

Thomas J. Basile          45,000       33.5      3.55      2/2006        44,135         97,529
V.P.


Severance Arrangements

On May 8, 2000, the Company entered into an Executive Severance Agreement ("Agreement") with Mr. McNew in recognition of his position of high responsibility and authority. The Agreement provides benefits under certain circumstances including a change in control of the Company and remains in effect so long as Mr. McNew continues to be employed by the Company. It confirms that employment is at will and provides for termination without additional compensation in the event of death, resignation, retirement or "for cause," as defined therein. Except in connection with a change of control event, termination for any other reason results in compensation equal to twelve (12) months salary. In the event of termination within one year after a change in control, Mr. McNew would receive compensation equal to twenty-four months salary subject to statutory limitations.

In addition, the Company and Executive entered into a letter agreement dated March 31, 2001 pursuant to which the Company, in consideration of Executive's continued employment with the Company through March 31, 2002, agreed to pay to Executive $100,000 as a severance payment. This payment is based upon the Executive's current base salary rate and will be paid on normal payroll payment dates. In addition, Executive agrees to provide the Company with at least 90 days' notice prior to March 31, 2002, in the event Executive decides to terminate employment with the Company as of March 31, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth as of May 31, 2001 (1) the number of shares of the Company's common stock owned beneficially by each person who owned of record, or is known by the Company to have owned beneficially, more than 5% of such shares then outstanding
(2) the number of shares owned by each director and officer of the Company and (3) the number of shares owned beneficially by all officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Name of                                      Amount and Nature
Beneficial Owner                               of Beneficial    Percent
                                                 Ownership
Research Industries Incorporated (1)(3)(4)              717,530     35.4
123 North Pitt Street
Alexandria, Virginia 22314

Arch C. Scurlock (1)(2)                              724,530(5)     35.8
123 North Pitt Street
Alexandria, Virginia 22314

John H. Grover (3)                                     8,500(5)      0.4
123 North Pitt Street
Alexandria, Virginia 22314

John M. Toups                                         11,500(5)    0.6
5250 Cherokee Avenue
 Alexandria, VA 22312

Thomas L. Hewitt                                         750(5)        *
5250 Cherokee Avenue
Alexandria, VA 22312

Charles L. McNew                                      16,000(6)    0.7
5250 Cherokee Avenue
Alexandria, VA 22312

Melvin L. Schuler                                     14,100(6)   0.7
5250 Cherokee Avenue
Alexandria, VA 22312

James L. Sherwood IV                                   8,975(6)      0.4
5250 Cherokee Avenue
Alexandria, VA 22312

Joseph Sciacca                                         3,461(6)   0.2
5250 Cherokee Avenue
Alexandria, VA  22312

Alvin E. Nashman(8)                                       6,000      0.3

John J. Reis(9)                                               0        *

All officers and directors as a
 group, including the above (9) persons              772,255(7)  37.6

  *   Less than 1%

(1)  Research Industries Incorporated is 93% owned by
     Arch C. Scurlock, Chairman of the Company's Board of
     Directors. Dr. Scurlock is also President and a director of Research Industries Incorporated.
(2)  Includes 715,780 shares owned by Research Industries
     Incorporated.
(3) Mr. Grover is also a greater than 5% owner, a director and Executive Vice President and Treasurer of Research
     Industries Incorporated.
(4) Research Industries Incorporated owns $2 million face amountof the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and
     $500,000 face amount of the Company's Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and
     November 5, 1998,  respectively.
(5)  Includes options to purchase Common Stock under the Non-
     Employee Director Stock Option Plan as follows:
     Arch C. Scurlock - 7,000; John H. Grover - 7,000;
     John M. Toups - 7,000 and Thomas L. Hewitt - 750
(6)  Includes options to purchase Common Stock under the Employee
     Stock Option Plan as follows: Charles L. McNew - 15,000;
     Joseph Sciacca - 3,333; Melvin L. Schuler - 7,250 and
     James L. Sherwood IV - 6,750.
(7) Includes options to purchase 54,083 shares of Common Stock under Company stock option plans.
(8)  Mr. Nashman resigned from the Board on August 24, 2000.
(9)  Mr. Reis' employment with the Company ceased April 2000.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement relating to 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

On May 1, 1986, Ernest L. Ruffner, a director of the Company, joined the law firm of Pompan, Murray, Ruffner & Werfel. Jacob Pompan of that firm has represented Halifax in its government contract affairs since 1984. During the fiscal year ended March 31, 2000, the firm received fees of $53,968 from the Company.
In addition, Mr. Ruffner, as General Counsel, until his retirement on December 31, 1999, was paid $102,725 for legal services as General Counsel.

Under a consulting agreement with the Company, Howard Mills former President and CEO was paid $50,000 for the years ended
March 31, 2001 and 2000.  The agreement expires March 31, 2009.

Dr. Alvin Nashman provided consulting services to the Company, while also performing as a Director of the Company, for which he was compensated at the rate of $2,000 per month. This arrangement concluded in September 1999. Mr. Nashman resigned from the Board on August 24, 2000.

On May 8, 2000, the Company entered into an Executive Severance Agreement ("Agreement") with Mr. McNew in recognition of his position of high responsibility and authority. The Agreement provides benefits under certain circumstances including a change in control of the Company and remains in effect so long as Mr. McNew continues to be employed by the Company. It confirms that employment is at will and provides for termination without additional compensation in the event of death, resignation, retirement or "for cause," as defined therein. Except in connection with a change of control event, termination for any other reason results in compensation equal to twelve (12) months salary. In the event of termination within one year after a change in control, Mr. McNew would receive compensation equal to twenty-four months salary subject to statutory limitations.


In addition, the Company and Executive entered into a letter agreement dated March 31, 2001 pursuant to which the Company, in consideration of Executive's continued employment with the Company through March 31, 2002, agreed to pay to Executive $100,000 as a severance payment. This payment is based upon the Executive's current base salary rate and will be paid on normal payroll payment dates. In addition, Executive agrees to provide the Company with at least 90 days' notice prior to March 31, 2002, in the event Executive decides to terminate employment with the Company as of March 31, 2002.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

        1.Consolidated Financial Statements

          o  Independent Auditors' Reports
          o Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999
          o  Consolidated Balance Sheets as of March 31,
             2001 and 2000
          o Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999
          o  Consolidated Statements of Changes in Stockholders'
             Equity (Deficit) for the years ended
             March 31, 2001, 2000 and 1999
          o  Notes to Consolidated Financial Statements

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

3.3 Articles of Amendment to Articles of Incorporation.
     (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

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

4.8 Financing and Security Agreement between the Company and Bank of America, N.A. dated December 8, 2000. (Incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended
     December 31, 2000.)

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

10.3 1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended
     March 31, 1995).

10.7 Charles L. McNew Executive Severance Agreement dated May 8,
     2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.8 Charles L. McNew Executive Severance Agreement, dated
     March 31, 2001.

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

HALIFAX CORPORATION


By /s/Charles L. McNew
   Charles L. McNew
   President and Chief Executive Officer      Date: 6/22/01

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                Date


/s/Charles L. McNew                President and          6/22/01
Charles L. McNew                   Chief Executive
Principal Executive Officer        Officer, Director



/s/Joseph Sciacca                  Vice President,        6/22/01
Joseph Sciacca                     Finance and Chief
Principal Financial and            Financial Officer
Accounting Officer


/s/Arch C. Scurlock                Chairman of the        6/22/01
Arch C. Scurlock                   Board of Directors


/s/John H. Grover                  Director               6/22/01
John H. Grover



/s/Thomas L. Hewitt                Director               6/22/01
Thomas L. Hewitt



/s/John M. Toups                   Director                6/22/01
John M. Toups



/s/Daniel R. Young                 Director               6/22/01
Daniel R. Young





INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Halifax Corporation:

We have audited the accompanying consolidated balance sheets of Halifax Corporation and subsidiaries as of March 31, 2001, and 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 for the years ended March 31, 2001 and 2000 . These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Halifax Corporation and subsidiaries at March 31, 2001, and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

McLean, VA
June 15, 2001

INDEPENDENT AUDITORS' REPORT

Report of Independent Auditors
Board of Directors and Stockholders Halifax Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Halifax Corporation for the year ended March 31, 1999. Our audit also included the financial statement schedule listed in the index at item 14(a)2 as of March 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Halifax for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of March 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Ernst & Young LLP

Washington , D.C.
September 7, 1999


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(Amounts in thousands except share and per share data)

                                                         2001            2000           1999
Revenues (Note 1)                                      $    51,750   $       53,530     $ 59,071

Operating costs and expenses:
    Cost of services                                        50,281           51,183       58,031
    General and administrative                               2,886            2,096        2,052

Total operating costs and expenses                          53,167           53,279       60,083

Operating (loss) income                                    (1,417)              251      (1,012)

Interest expense                                             (955)          (1,066)      (1,050)
Other (expense) income                                        (45)               55        (773)
Embezzlement recovery (loss)                                 1,600            2,250      (2,593)
Income (loss) from continuing operations
  before income taxes                                        (817)            1,490      (5,428)

Income tax expense (benefit)                                    23              105        (112)
Income (loss) from continuing operations                     (840)            1,385      (5,316)
Income from discontinued operations
  net of income tax expense of $0, $35 and $12 in                               928           17
2001, 2000 and 1999,  respectively                             244
Gain on sale of discontinued operations (net of
income taxes of $100)                                        1,694                -            -
Net income (loss)                                    $       1,098   $        2,313  $   (5,299)

Earnings (loss) per common share-basic:

Continuing operations                                $       (.42)   $          .70  $    (2.64)
Discontinued operations                                        .12              .47          .01
Gain on sale of discontinued operations                        .84                -            -
                                                     $         .54   $         1.17  $    (2.63)

 Earnings (loss) per common share-diluted:

Continuing operations                                $       (.42)   $          .69  $    (2.64)
Discontinued operations                                        .12              .46          .01
Gain on sale of discontinued operations                        .84                -            -
                                                     $         .54   $         1.15  $    (2.63)
Weighted average number of common shares
outstanding - basic                                      2,022,811        1,984,014    2,012,611

Weighted average number of common shares
outstanding - diluted                                    2,022,811        1,999,811    2,012,611


See notes to consolidated financial statements



HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF  MARCH 31, 2001 AND 2000
(Amounts in thousands except share and per share data)
                                                                                   March 31,

                                                                         2001         2000
ASSETS

CURRENT ASSETS
  Cash                                                                $       231  $     1,800
  Restricted cash                                                               -          650
  Trade accounts receivable (Note 3)                                        8,643       13,558
  Inventory (Note 1)                                                        2,889        4,390
  Prepaid expenses and other current assets                                   612          566

TOTAL CURRENT ASSETS                                                       12,375       20,964

PROPERTY AND EQUIPMENT,  net (Notes 1 and 4)                                1,956        2,259

GOODWILL, net (Notes 1 and 5)                                               3,192        4,113

OTHER ASSETS                                                                  443          472

TOTAL ASSETS                                                          $    17,966  $    27,808

LIABILITIES AND STOCKHOLDERS'  DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                    $     2,604  $     4,809
  Accrued expenses (Note 7)                                                 8,386        8,080
  Deferred maintenance revenue                                                855          596
  Current portion of long-term debt  (Note 6)                                 632        3,962
  Income taxes payable                                                          -           36

TOTAL CURRENT LIABILITIES                                                  12,477       17,483

LONG-TERM BANK DEBT (Note 6)                                                2,886        8,793
SUBORDINATED DEBT - AFFILIATE (Note 6)                                      4,000        4,000
Deferred Income (Note 12)                                                     516          572
TOTAL LIABILITIES                                                          19,879       30,848

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares             -            -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued -  2,322,370 in 2001 and 2,316,370 in 2000
Outstanding - 2,023,436 in 2001 and 2,017,436 in 2000                         562          560
Additional paid-in capital                                                  4,710        4,683
Accumulated deficit                                                       (6,973)      (8,071)
Less Treasury stock at cost - 298,934 and shares in 2001 and 2000           (212)        (212)
TOTAL STOCKHOLDERS' DEFICIT                                               (1,913)      (3,040)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    17,966  $    27,808

See notes to  consolidated financial statements


HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(Amounts in thousands)
                                                          2001        2000        1999
Cash flows from operating activities:

Net income (loss)                                       $   1,098  $     2,313 $   (5,299)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                               998        1,055       1,277
  Gain on sale of discontinued operations                 (1,694)            -           -
  Common stock issued in lieu of interest                       -          233           -
  Loss on sale or disposal of property and
equipment                                                      45            -         773
  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                    4       10,242     (7,282)
    Decrease (increase) decrease in inventory               1,501        (441)       1,309
    Decrease (increase) in prepaid expenses and other
      current assets                                           28        2,851     (3,107)
    Decrease (increase) in other assets                       417        (291)         139
    Decrease (increase) in income tax receivable                -          808       (226)
    (Decrease) increase in accounts payable,
      accrued expenses and other current liabilities        (185)     (10,029)       8,995
    (Decrease) increase in income taxes payable              (36)           36           -
    Decrease in deferred income                              (56)         (58)        (60)

   Net cash provided by (used in) operating activities      2,120        6,719     (3,481)

Cash flows from investing activities:
  Purchase of property and equipment                        (631)        (847)       (651)
  Net proceeds from sale of discontinued operations         5,500            -           -

 Net cash provided by (used in)  investing activities       4,869        (847)       (651)

Cash flows from financing activities:
  Proceeds from debt borrowings                            25,003       43,207      53,431
  Repayments of debt                                     (34,240)     (46,677)    (48,915)
  Restricted cash                                             650        (650)           -
  Cash dividends paid                                           -            -       (403)
  Proceeds from sale of stock upon exercise of
   stock options                                               29           48          19

 Net cash (used in) provided by financing activities      (8,558)      (4,072)       4,132

Net (decrease) increase in cash                           (1,569)        1,800           -
Cash at beginning of year                                   1,800            -           -
Cash at end of year                                     $     231  $     1,800 $         -

See notes to consolidated financial statements


HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(Amounts in thousands except share and per share data)

                          Common Stock   Additional   Retained          Treasury Stock
                                           Paid-In    Earnings
                   Shares     Par Value    Capital   (Deficit)    Shares      Cost       Total



March 31, 1998     2,267,166  $     548  $     4,399  $ (4,682)    298,934  $  (212)    $      53

Cash Dividends
($.20 per share)           -          -            -      (403)          -         -        (403)

Net loss                   -          -            -    (5,299)          -         -      (5,299)

Exercise of
Stock Options          2,924          1           14          -          -         -           15


March 31, 1999     2,270,090  $     549  $     4,413  $(10,384)    298,934  $  (212)    $ (5,634)

Net income                 -          -            -      2,313          -         -        2,313

Exercise of
Stock Options         10,800          2           46          -          -         -           48

Issuance of
Common Stock
(Note 8)              35,480          9          224          -          -         -          233

March 31, 2000     2,316,370  $     560  $     4,683  $ (8,071)    298,934  $  (212)    $ (3,040)


Net income                 -          -            -      1,098          -         -        1,098

Exercise of
Stock Options          6,000          2           27          -          -         -           29

March 31, 2001     2,322,370  $     562  $     4,710  $ (6,973)    298,934  $  (212)  $   (1,913)



See notes to consolidated financial statements.

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1.  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity - Halifax Corporation (the "Company") provides information technology services and solutions for commercial and government activities. These services include seat management, enterprise maintenance solutions, network security solutions, eBusiness/eGovernment development and communication services.

Principles of Consolidation - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc., Halifax Realty, Inc., and Halifax Technology Services, Inc. (HTSI) which was sold effective May 31, 2000 (see
Note 17). All significant intercompany transactions are eliminated in consolidation.

Accounts Receivable - Receivables are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets.

Inventory - Inventory consists principally of spare computer parts and computer and computer peripheral hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $700,000 and $125,000 at March 31, 2001 and 2000, respectively.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 4 years for automotive equipment, 3-10 years for machinery and equipment, 5-10 years for furniture and equipment and 12 years for building improvements. The Company examines the carrying value of its property and equipment to determine whether there are any impairment losses. If indicators of impairments were present, an impairment loss would be charged to expense in the period identified. No reduction of property and equipment was necessary in 2001 or in 2000.

Intangible Assets - Intangible assets, including goodwill in acquired companies, described in Note 5, is being amortized using the straight-line method over periods ranging from 10 to 25 years. The Company examines the carrying value of its goodwill to determine whether there are any impairment losses if indicators of impairment are present. If future cash flows are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified. No reduction of goodwill for impairment was necessary in 2001 or in 2000.

Revenue Recognition - Service revenues result from contracts with various government agencies and private industry. Revenues on fixed price contracts are recognized using the percentage of completion method generally determined on the basis of cost incurred to date as percentage of estimated total cost. Revenues on time and materials contracts are recognized at contractual rates as labor hours and materials are expended. Losses are recognized in the period in which they become determinable.

Income Taxes - Deferred taxes are provided on all temporary differences measured using enacted tax rates expected to be in effect during the periods in which the temporary differences reverse.

Stock-Based Compensation- The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25 Compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

Earnings Per Common Share - The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the loss from continuing operations in the years ended March 31, 2001, and 1999, the computation of diluted earnings per share for those years is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation. The consolidated statement of operations and related notes thereto have been adjusted to reflect Discontinued
Operations arising from the sale of the Company's Operational
Outsourcing Division (HTSI). (See Note 17.)

New Accounting Pronouncements - Statements of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective April 1, 2001. Management believes the adoption of SFAS 133 will have no impact on the financial position, results of operations , or cash flows of the Company.

Effective for fiscal years beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130, (SFAS No.
130) "Reporting Comprehensive Income," requires that a full set of general-purpose financial statements report comprehensive income and its components. Comprehensive income includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. If an entity has only net income, it is not required to report comprehensive income. The Company does not have any comprehensive income items other than net income; thus, the adoption of SFAS No. 130 had no impact on the Company's financial position, results of operations or cash flows.

  2.EMBEZZLEMENT MATTER

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company's subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 prior to its acquisition by Halifax. After net recoveries through March 31, 2001, as discussed below, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million.

The embezzlement had a material effect on the Company's financial statements. During the year ended March 31, 2001, the Company recovered $1,600,000 (net of recovery costs of $1,156,000).
During the year ended March 31, 2000, the Company recovered $2,250,000 (net of recovery costs of $250,000) in conjunction with its embezzlement recovery activities. The specific terms and conditions associated with the payments, including the identity of the parties, are subjects of confidentiality agreements that precludes disclosure. The gross embezzlement loss for fiscal 1999 was $6,093,000, which was offset by $3,500,000 in recoveries (net of recovery costs of $1,000,000), resulting in a net embezzlement loss for fiscal year 1999 of $2,593,000.

Recoveries relating to the embezzlement were as follows:

         Fiscal 2001                 $     2,756,000
         Fiscal 2000 and prior             7,000,000
         Total  recoveries                 9,756,000
         Recovery costs                  (2,406,000)
         Net recoveries              $     7,350,000

The Company continues to pursue recovery activities from certain parties although no assurances can be given as to the timing or extent of such recoveries.

On January 9, 2001, the Securities & Exchange Commission issued a formal order of investigation of the Company and unnamed individuals concerning trading activity in the Company's securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received an SEC subpoena for documents related to these matters. The staff of the SEC has advised that the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. The Company believes the investigation is primarily related to the previously reported embezzlement by one of the Company's former employees.


3.   ACCOUNTS RECEIVABLE

         Trade accounts receivable                March 31,
         consist of:
                                             2001           2000
         Amounts billed                  $   7,994,000  $  12,457,000
         Amounts unbilled:
          Amounts currently billable           968,000      1,414,000
          Retainages and amounts                     -         90,000
         awaiting audit
         Total                               8,962,000     13,961,000
         Allowance for doubtful
         accounts                            (319,000)      (403,000)
         Total                           $   8,643,000  $  13,558,000

Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government.


4.   PROPERTY AND EQUIPMENT

     Property and equipment consists        March 31,
of:
                                                                Estimated
                                        2001         2000     Useful Lives
Automotive equipment                  $   21,000   $  354,000 4 years
Machinery and equipment                4,235,000    6,368,000 3 - 10 years
Furniture and fixtures                   426,000    1,408,000 5 - 10 years
Building and improvements                447,000      719,000 12 years
Total                                  5,129,000    8,849,000

Accumulated depreciation and
amortization                         (3,173,000)  (6,590,000)
Total                                $ 1,956,000  $ 2,259,000

5.  GOODWILL

Amortization of Goodwill is calculated using the straight-line method over the estimated useful lives ranging from 10 to 25 years. Intangibles, included in goodwill, consist of contract rights and are amortized over ten years. As of March 31, 2001 goodwill consists of $2,594,000 being amortized over 20 years, $397,000 being amortized over 25 years, $1,253,000 over 24 years, and $149,000 being amortized over 10 years. Amortization expense was $210,000 and $237,000 for March 31, 2001 and 2000,
respectively.


                                           March 31,

                                     2001            2000
  Goodwill                      $    4,393,000   $    5,479,000
  Accumulated Amortization         (1,201,000)      (1,366,000)
  Net Goodwill                  $    3,192,000   $    4,113,000

As a result of the disposition of its operational outsourcing division (HTSI), the net book value of goodwill was reduced by approximately $700,000 and resulting annual amortization of goodwill was reduced by approximately $60,000. (See Note 15)

6.   LONG-TERM DEBT

                                                             March 31,
Long-term debt consists of:                               2001       2000
Revolving credit facility effective December 8, 2000
maturing August 31, 2002 with a maximum line of
$8,000,000.  Amounts available under this agreement
are determined by applying stated percentages to the
Company's eligible billed and unbilled receivables.
At March 31, 2001, $4,874,000 was available to the
Company under the terms of the agreement. Interest
accrues on the principal at the LIBOR rate plus 2.5%.
The interest rate at March 31, 2001 was 7.58%.         $2,886,000 $         -

Revolving credit agreement amended effective December
21, 1999, and July 5, 2000, with a maximum credit
line of $6,000,000.  Amounts available under this
agreement are determined by applying stated
percentages to the Company's eligible billed and
unbilled  receivables.  At March 31, 2000, $6,680,000
was available to the Company under the terms of the
prior revolving credit agreement. Interest accrues at
LIBOR plus 2.25% depending on a leverage ratio.  The
LIBOR rate was 5.91% on March 31, 2000.  The note was
paid in full and terminated on December 8, 2000.                -   6,677,000

Tier II Term Note dated June 25, 1998.  Principal to
be paid in quarterly installments due on the 15th day
of March, June, September and December  commencing on
the first scheduled payment date following payment in
full of the Tier III Term Note.  Interest accrues on
the principal at the LIBOR rate plus 2.65%. The LIBOR
rate was 5.91% on March 31, 2000.  The note was paid
in full on December 8, 2000.                                    -   2,500,000

Tier III Term Note dated June 25, 1998.  Principal is
to be paid in $125,000 quarterly installments due on
the 15th day of March, June, September and December
commencing September 1998.  Interest accrues on the
principal at the LIBOR rate plus 3.55%.  The LIBOR
rate  was 5.91% on March 31, 2000.  The note was paid           -
in full on December 8, 2000.                                          691,000
   Subtotal bank debt                                   2,886,000   9,868,000

7% Convertible Subordinated Debenture with an
affiliate (see Note 13) dated January 27, 1998.
Principal due in full on January 27, 2003.  Interest
payable semiannually in arrears beginning August 1,
1998.  May be prepaid by the Company on any date more
than two years after January 27, 1998.  Convertible
to common stock by note holder at any time at a
conversion price  of $11.72 per common share.           2,000,000   2,000,000

Subordinated note with an affiliate (see Note 13)
dated October 8, 1998.  Principal due in full July 1,
2001, extended to July 1, 2002 but may be prepaid by
the Company at any time without penalty.  Interest
accrues annually at 8%.                                   690,000     690,000

Subordinated note with an affiliate (see Note 13)
dated October 13, 1998.  Principal due in full July
1, 2001, extended to July 1, 2002 but may be prepaid
by the Company at any time without penalty.  Interest
accrues annually at 8%.                                   310,000     310,000

Subordinated note with an affiliate (see Note 13)
dated November 2, 1998.  Principal due in full July
1, 2001, extended to July 1, 2002 but may be prepaid
by the Company at any time without penalty.  Interest
accrues annually at 8%.                                   500,000     500,000

Subordinated note with an affiliate (see Note 13)
dated November 5, 1998.  Principal due in full July
1, 2001, extended to July 1, 2002 but may be prepaid
by the Company at any time without penalty.  Interest
accrues annually at 8%.                                   500,000     500,000
     Subtotal - debt affiliated parties                 4,000,000   4,000,000

Subordinated note dated September 2, 1999.  Principal
and interest payments of $299,965 due on the first of
each month.  The note bears interest of 8.5%.  Total
amount is due as of March 31, 2001.                       632,000   2,887,000
Total debt                                              7,518,000  16,755,000
Less current maturities                                   632,000   3,962,000
Total long-term debt                                   $6,886,000 $12,793,000

On December 8, 2000, the Company entered into a new revolving credit agreement which refinanced the Company's revolving credit line. Advances under the revolving agreement are collateralized by a first priority security interest on all the Company's assets as defined in the financing and security agreement. The agreement also contains certain financial covenants and reporting covenants. The agreement matures on August 31, 2002.

During the year ended March 31, 2000, the Company signed a banking agreement on September 1, 1999 as amended on December 21, 1999 which refinanced the Company's revolving credit and debt. The Company further amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of future settlement proceeds (see Note 2), if any, to term debt balances outstanding, and to reduce its maximum line on the revolving credit agreement to $6,000,000. The Company was in non-compliance under the terms of its revolving credit agreement and term loan facilities at March 31, 2000. As part of the amended agreement, the bank waived the non-compliance with the financial covenant. In accordance with the terms of the new banking arrangement, the Company made additional principal payments on the Tier II and Tier III Term Notes. All assets of the Company remain as collateral in accordance with the prior agreement. In addition, the Company paid certain fees in connection with the amendment and was to be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement had not been refinanced. The debt under this agreement was paid in full on December 8, 2000.

The revolving credit agreements prohibit the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

The Company is in compliance with its credit and security agreement at March 31, 2001. The Company believes that it may not be in compliance with this agreement in future periods, and its financial institution has agreed to an amendment to waive any violations should they occur for the quarter ending June 30, 2001. It is the intention of the financial institution and the Company to restructure the covenants to assure compliance can be achieved through March 31, 2002.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract. Approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. In September and October 1999, $507,000 was paid and payments of $299,965 per month were made thereafter. The balance of the note due March 31, 2001 was $632,000. The Company intends to repay this amount during the fiscal year ending March 31, 2002.

The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, are as follows for the fiscal years ending March 31,:

                    2002     $       632,000
                    2003           6,886,000
                    2004                   -
                    2005                   -
                    2006                   -
                   Total   $       7,518,000

The carrying value of total debt approximates fair market value at March 31, 2001 and 2000.

7.   ACCRUED EXPENSES

Accrued expenses consist primarily of the following:

                                            March 31,

                                       2001           2000
Accrued lease payments              $    993,000  $    286,000
Accrued contract costs                 3,138,000     3,441,000
Accrued vacation                         478,000       820,000
Accrued payroll                          540,000       905,000
Payroll taxes accrued and withheld       155,000       105,000
Other accrued expenses                 3,082,000     2,523,000
                                    $  8,386,000  $  8,080,000


8.   STOCK -BASED COMPENSATION

Stock Options - On September 16, 1994, the shareholders approved the new Key Employee Stock Option Plan ("1994 Plan"). Options and/or stock appreciation rights expire five years after the date of grant. The maximum number of shares of the Company's common stock subject to the 1994 Plan and approved for issuance was originally 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company's common stock. On March 2, 2000, the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400,000 shares.

A summary of options activity is as follows:

                                            Weighted
                                            Average
                                            Exercise
                                  Number   Price Per
                                 of Shares   Share



1994 PLAN


Outstanding at March 31, 1998      109,201  $    6.38

Granted                             34,000       7.81
Exercised                                -          -
Cancelled                                -          -

Outstanding at March 31, 1999      143,201       6.72

Granted                            202,000       6.07
Exercised                         (10,800)       4.80
Cancelled                        (121,033)       6.19

Outstanding at March 31, 2000      213,368       6.50

Granted                            134,000       4.70
Exercised                          (6,000)       4.77
Cancelled                         (51,518)       6.89

Outstanding at March 31, 2001      289,850  $    5.60

The following table summarizes the information for options outstanding and exercisable under the 1994 Plan at March 31, 2001.



                              Options
                            Outstanding     Options
                              Weighted    Outstanding
                              Average       Weighted                     Options
  Range of                   Remaining      Average                    Exercisable
  Exercise      Options     Contractual     Exercise     Options     Weighted Average
   Prices     Outstanding       Life         Price     Exercisable    Exercise price
  $6.13-7.33        27,600    1 years      $      6.52       27,600   $           6.52
        7.81         8,000    3 years             7.81        4,000               7.81
   5.75-7.56       123,250    4 years             6.22       38,416               6.16
   3.65-5.50       131,000    5 years             4.68            -                  -
                   289,850                 $      5.60       70,016      $        6.40




          A summary of Non-Employee Directors Stock Option Plan activity is as follows:

                                            Weighted
                                            Average
                                            Exercise
                                           Price Per
                                             Share


                                   Number
                                     of
                                   Shares

  Outstanding at March 31, 1998     30,000  $   10.25

  Granted                           12,000       7.03

  Outstanding at March 31, 1999     42,000       9.33

  Granted                                -          -

  Outstanding at March 31, 2000     42,000       9.33

  Granted                           13,000       7.06

  Cancelled                        (8,250)       9.28

  Outstanding at March 31, 2001     46,750  $    8.71

The following table summarizes the information for options outstanding and exercisable under the Non-Employee Directors Stock Option Plan at March 31, 2001.


                             Options
                           Outstanding      Options
                             Weighted     Outstanding                     Options
                             Average       Weighted                     Exercisable
  Range of                  Remaining       Average                       Weighted
  Exercise     Options     Contractual     Exercise        Options        Average
   Prices    Outstanding       Life          Price       Exercisable   Exercise price
      $10.25       24,250    2 years      $      10.25         15,250  $         10.25
        7.03       10,500    3 years              7.03         10,500             7.03
        7.06       12,000    5 years              7.06          5,250             7.06
                   46,750                 $       8.71         31,000  $          8.62



All stock-based incentive awards granted in 2001, 2000 and 1999 under the 1994 Plan were stock options with 5 year terms which vest at the end of the third and fourth years. All awards granted in 1999 under the Non-Employee Directors Stock Options Plan were stock options with 5 year terms and vest in installments cumulatively with respect to one-sixtieth of that option stock per month after the date of grant. Exercise prices of all options awarded in all years under all plans were equal to the market price of the stock on the date of grant. The fair value of each of the Company's option grants is estimated on the date of grant using Black-Scholes option - pricing model as prescribed by SFAS No. 123 using the following assumptions for the years ended March 31, 2001, 2000, and 1999: risk-free interest rate of 4.65%, 5.8 %, and 5.36% respectively, dividend yield of 0%, 0% and 2% respectively, volatility factor related to the expected market price of the Company's common stock of .804, .449, and .262, respectively, and weighted-average expected option life of five years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during 2001, 2000, and 1999 were $3.01, $ 2.91 and $2.35, respectively.

For purposes of proforma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Company's proforma information for the years ended March 31, is as follows. Consistent with the provisions of SFAS No. 123, had compensations cost been determined based on the fair value of awards granted in 2001, 2000 and 1999 the income and loss attributable to common shareholders would have been as follows:


                                          Year Ending March 31,
                                     2001        2000          1999
Net income (loss) (as reported)   $ 1,098,000 $ 2,313,000  $(5,299,000)
Earnings (loss) per common share
(as reported):
 Basic                            $       .54 $      1.17  $     (2.63)
 Diluted                          $       .54 $      1.15  $     (2.63)

Proforma net income (loss)        $   868,000 $ 2,067,000  $(5,354,000)
Proforma earnings (loss) per
common share:
  Basic                           $       .43 $      1.04  $     (2.66)
  Diluted                         $       .43 $      1.03  $     (2.66)


9.  EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, and at the Company's discretion, additional amounts based upon the profitability of the Company. The Company's contributions were $129,000 in 2001, $198,000 in 2000, and
$230,000 in 1999.

10.  EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company's common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in this Plan for the three years ended March 31, 2001.

11.  INCOME TAXES

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

The components of income tax expense (benefit) for continuing operations are as follows for the years ended March 31:

                                 2001         2000        1999
Current expense (benefit):
  Federal                     $     5,000  $   15,000  $ (627,000)
  State                            18,000       5,000     (55,000)
  Total current:                   23,000      20,000    (682,000)
Deferred expense (benefit):
  Federal                               -      85,000      505,000
  State                                 -           -       65,000
  Total deferred:                       -           -      570,000
Income tax expense (benefit)  $    23,000  $  105,000  $ (112,000)


The components of the Company's deferred tax assets and liabilities consist of the following at March 31:

                                            2001          2000
Deferred tax assets:

  Accounts receivable reserves           $   146,000  $    195,000
  Inventory reserve                          280,000       119,000
  Accrued compensation/vacation              254,000       326,000
  AMT credit carryforwards                    66,000        59,000
  Net operating loss carryforward          3,488,000     3,793,000
  Deferred gain on building sale             194,000       221,000
                                           4,428,000     4,713,000

Deferred tax liabilities:

  Unbilled accounts receivable-retainage $         -  $     39,000
  Depreciation/amortization                  434,000       526,000
  Contract claims/other                        2,000         2,000
                                             436,000       567,000
                                           3,992,000     4,146,000
  Valuation allowance                    (3,992,000)   (4,146,000)
  Net deferred tax asset                 $         -  $          -


Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards and other deferred tax assets in its fiscal 2001 and 2000 financial statements. The change in the valuation allowance of $154,000 results primarily from the decrease in the net operating loss carryforward due to the use of the carryforward to offset taxable income in the current year.

The differences between the provision for income taxes at the expected statutory rate for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:


                                        2001     2000     1999
Provision (benefit) for income taxes
 at statutory rate                     (34.0)%   34.0%   (34.0)%
State taxes, net of federal benefit     (5.0)     5.8     (4.4)
Other                                    3.0      4.5      1.0
Valuation allowance                     38.8    (39.5)    35.1
Total                                    2.8%     4.8%    (2.3)%

The Company has a $8.6 million of net operating loss carryforwards virtually all of which expires in fiscal 2019.

12.LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31, 2001:

Year ending March 31,
2002                           $     811,308
2003                                 741,862
2004                                 671,593
2005                                 377,885
2006                                 442,497
thereafter                         1,309,662
Total minimum lease payments   $   4,354,807

Deferred income of $516,000 and $572,000 at March 31, 2001 and
2000 represents the deferred gain on the sale - lease-back of the Company's office complex. The deferred revenue is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $972,000, $1,123,000 and $1,188,000 for the years ended March 31, 2001,
2000 and 1999, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2001 are $148,000.

13.RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the Company paid $0, $102,575 and $74,250, respectively, for legal services to a Board member serving as General Counsel; $0, $53,968 and $88,247, respectively, to a law firm in which the same Board member is a partner; and $0, $14,000 and $24,000, respectively, for consulting services to another Board member.

Research Industries, Incorporated, the owner of 715,780 shares or 34.9% of the Company's common stock, owns $2 million face amount of the Company's 7% Convertible Subordinated Debenture dated January 27, 1998 and $690,000, $310,000, $500,000 and $500,000
face amount of the Company's Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $300,000 for 2001 and 2000. (See Note 6).

On December 1, 1999, the Company issued 35,480 shares of common stock in the amount of $233,000 in lieu of cash in payment of interest on notes due to Research Industries through October 31, 1999. The value of the stock was equal to the market price on date of issue. In December 2000, the Company made a cash payment of $200,000 to Research Industries for interest due. At March 31, 2001 and 2000, interest payable to Research Industries was $225,000 and $125,000, respectively.

During the year ended March 31, 2000, the Company paid $105,000 to a consultant who is now an officer of the Company.

14.COMMITMENTS AND CONTINGENCIES

Cost incurred by the Company on the performance of U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

Upon the death of certain former officers and at the option of their estates, the Company is committed to purchase 54,112 of their shares of the Company's common stock at current book value. At March 31, 2001 and 2000, the book value of the Company was a deficit and therefore, the Company had no obligation.

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company's business to which the Company is a party.


15.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 The Company paid the following amounts for interest and income taxes during the years ended March 31:

                         2001         2000         1999
     Interest        $     955,000 $ 1,547,000  $ 1,454,000

     Income taxes    $     110,000 $    20,000  $   325,000

16.   Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                           Years Ended March 31,

                                      2001        2000         1999
Numerator for earnings per share:

  Net (loss) income as reported
from:

  Continuing operations            $(840,000)  $ 1,385,000  $(5,316,000)

  Discontinued operations             244,000      928,000        17,000

  Gain on sale of discontinued
   operations                       1,694,000            -             -

  Net income (loss)                $1,098,000  $ 2,313,000  $(5,299,000)

Denominator:

  Denominator for basic earnings
  per share-                        2,022,811    1,984,014     2,012,611
  Weighted-average shares
   outstanding

  Effect of dilutive securities:
  7% convertible debenture                  -            -             -
  Employee stock options                    -       15,797             -

  Dilutive potential common
  shares
  Denominator for diluted
  earnings per
  share - adjusted weighted-
  average
  shares and assumed conversions    2,022,811    1,999,811     2,012,611

 Earnings (loss) per share -
  basic:

  Continuing operations              $  (.42)  $       .70     $  (2.64)
  Discontinued operations                 .12          .47           .01
  Gain on sale of discontinued
  operations                              .84            -             -

Basic earnings (loss) per share        $  .54       $ 1.17       $(2.63)

Diluted earnings (loss) per
share:

  Continuing operations               $ (.42)        $ .69       $(2.64)
  Discontinued operations                 .12          .46           .01
  Gain on sale of discontinued
   operations                             .84            -             -
Diluted earnings (loss) per share      $  .54       $ 1.15      $ (2.63)

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the loss from continuing operations in the years ended March 31, 2001 and 1999, the computation of diluted earnings per share for those years is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents. For the years ended March 31, 2001, 2000,and 1999, the convertible debenture was anti-dilutive and therefore not included in diluted earnings per share.

17.DISCONTINUED OPERATIONS

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

The Company and the Buyer executed and exchanged at Closing, a Transition Agreement pursuant to which the Company provided, for a limited period of time following the Closing, administrative assistance and other transition services to Buyer in connection with Buyer's take-over of the Business.

Summary operating results of the Discontinued Operations are as follows:

                                 For the
                                  Period       For the years ended
                                from April          March 31,
                                1, to May
                                   31,
                                   2000         2000         1999
Revenue                         $4,636,000  $ 26,246,000  $22,741,000
Costs and expenses               4,392,000    25,283,000   22,712,000
Operating income                   244,000       963,000       29,000
Income tax expense                       -        35,000       12,000
Income from discontinued
operations                      $  244,000  $    928,000  $    17,000


The assets of Discontinued Operations consisted primarily of billed and unbilled accounts receivable of $4,473,000 and $4,854,000, respectively, and related accounts payable and accrued expenses of $1,973,000 and $2,970,000, respectively for years ended March 31, 2000 and 1999.

The net book value of goodwill was reduced by approximately
$700,000 on May 31, 2000 and resulting annual amortization of goodwill was reduced by approximately $60,000.

For the years ended March 31, 2001, 2000 and 1999, interest expense of approximately $89,000, $522,000 and $404,000, respectively, was charged to the Discontinued Operations.
Interest expense was allocated to Discontinued Operations based on the relationship of Discontinued Operations net assets to total net assets.

18.  SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," as required. The Company's business activities are considerd to be in one business segment which provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the years ended March 31, 2001, 2000 and 1999 were $13,365,000 (26%), $13,701,000 (25%) and $21,480,000
(36%), respectively. The reduction in United States Government revenue in fiscal 2000 was primarily a result of reduced deliveries of digital telecommunications switches under long-term contracts.

19.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS:
       (In thousands except for per share data)



                                            June 30,     September 30,   December 31,  March 31,
                                              2000           2000            2000        2001*
Revenue                                    $    12,910   $       12,422  $      14,733 $   11,685

Operating (loss) income                           (36)             (53)            254    (1,582)

(Loss) income from continuing operations         (483)            1,715             23    (2,095)
Net income (loss)                          $     1,355   $        1,715  $          23 $  (1,995)

Basic earnings per share
  Continuing operations                    $     (.24)   $          .85  $         .01 $   (1.04)
  Discontinued operations                          .12                -              -          -
 Gain on sale of discontinued operations           .79                -              -        .05
                                           $       .67   $          .85  $         .01 $    (.99)
Diluted earning per share
 Continuing operations                     $     (.24)   $          .80  $         .01 $   (1.04)
 Discontinued operations                           .12                -              -          -
 Gain on sale of discontinued operations           .79                -              -        .05
                                           $       .67    $         .80  $         .01 $    (.99)





                                            June 30,    September 30,   December 31,   March 31,
                                              1999          1999            1999         2000
Revenue                                    $    15,152  $       15,344  $     12,617  $    10,417

Operating income (loss)                            373             137           373        (632)

Income (loss) from continuing operations            24           (123)         2,579      (1,095)
Net income (loss)                          $       116  $          147  $      2,825  $     (775)

Basic earnings per share
  Continuing operations                    $       .01  $        (.06)  $       1.30  $     (.55)
  Discontinued operations                          .05             .13           .12          .16
                                           $       .06  $          .07  $       1.42  $     (.39)

Diluted earning per share
 Continuing operations                     $       .01  $        (.06)  $       1.21  $     (.55)
 Discontinued operations                           .05             .13           .11          .16
                                           $       .06  $          .07  $       1.32  $     (.39)


 *Fourth quarter 2001 results include a pretax charge of $700 thousand to increase the allowance for inventory valuation due to uncertainties in the market brought on by the economic downturn.

                               Halifax Corporation

                 Schedule II, Valuation and Qualifying Accounts

                                 March 31, 2001


                                Balance at        Additions                         Balance at
                                 beginning       charged to                           end of
                                  of year      cost & expense      Deductions          Year
Year Ended March 31, 2001

Allowance for doubtful
  accounts                     $     403,000  $         300,000  $       384,000  $      319,000


Allowance for inventory
  obsolescence                 $     125,000  $       1,660,000  $     1,085,000  $      700,000


Year Ended March 31, 2000

Allowance for doubtful
  accounts                     $     657,000  $         510,000  $       764,000  $      403,000


Allowance for inventory
  obsolescence                 $   1,500,000  $         628,000  $     2,003,000  $      125,000


Year Ended March 31, 1999

Allowance for doubtful
  accounts                     $     372,000  $         605,000  $       320,000  $      657,000


Allowance for inventory
  obsolescence                 $     356,000  $       1,680,000  $       536,000  $    1,500,000

                             EXHIBITS

Exhibit 10.8  Executive Severance Agreement Dated March 31, 2001.
Exhibit 23    Consent of Deloitte & Touche LLP, Independent
              Auditors
Exhibit 23.1  Consent of Ernst & Young LLP, Independent Auditors