Form 10-Q
period 2001-06-30
HALIFAX CORP
filed 2001-08-10
CIK 720671

3

















                      HALIFAX CORPORATION

                           FORM 10-Q

                         JUNE 30, 2001

        FORM 10Q -- QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          (As last amended in Rel. No. 312905 eff. 4/26/93.)
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
    For the quarterly period ended  June 30, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
    For the transition period from ___________ to ___________

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

                                                 (X)Yes ( )No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,023,436 shares outstanding as of August 9, 2001.



                      HALIFAX CORPORATION

                            CONTENTS




                 PART I.  FINANCIAL INFORMATION

                                                           page

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 2001 (Unaudited)
    and March 31, 2001                                      4

Consolidated Statements of Operations - Three Months Ended
    June 30, 2001 and 2000 (Unaudited)                      5

Consolidated Statements of Cash Flows - Three Months Ended
    June 30, 2001 and 2000 (Unaudited)                      6

Notes to Consolidated Financial Statements (Unaudited)      7


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                         11

Item 3. Quantitative and Qualitative Disclosures about
   Market Risk                                              17



                   PART II  OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                    17

Item 1.  FINANCIAL STATEMENTS

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                         June 30, 2001        March 31, 2001
                                                          (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                 $                 107   $               231
Trade accounts receivable net of reserve of $226
 and $319 at June 30, 2001 and March 31, 2001                        8,199                 8,643
Inventory net of reserve of $700 at June 30, 2001
 and March 31, 2001                                                  2,813                 2,889
Prepaid expenses and other current assets                              371                   612
TOTAL CURRENT ASSETS                                                11,490                12,375

PROPERTY AND EQUIPMENT,  net                                         1,811                 1,956
GOODWILL, net                                                        3,139                 3,192
OTHER ASSETS                                                           510                   443
TOTAL ASSETS                                           $            16,950    $           17,966

LIABILITIES AND STOCKHOLDERS'  DEFICIT

CURRENT LIABILITIES
  Accounts payable                                     $             3,155 $               2,604
  Accrued expenses                                                   5,437                 8,386
  Deferred maintenance revenue                                         994                   855
  Current portion of long-term debt                                    632                   632
  Income taxes payable                                                  15                     -
TOTAL CURRENT LIABILITIES                                           10,233                12,477

LONG-TERM BANK DEBT                                                  4,111                 2,886
SUBORDINATED DEBT - AFFILIATE                                        4,000                 4,000
Deferred Income                                                        501                   516
TOTAL LIABILITIES                                                   18,845                19,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT
Preferred stock, no par value authorized 1,500,000,
issued 0 shares                                                          -                     -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,322,370 as of June 30, 2001 and March 31,
2001
Outstanding - 2,023,436 as of June 30, 2001 and
March 31, 2001                                                         562                   562
Additional paid-in capital                                           4,710                 4,710
Accumulated deficit                                                (6,955)               (6,973)
Less Treasury stock at cost - 298,934 shares as June
30, 2001 and March 31, 2001                                          (212)                 (212)
TOTAL STOCKHOLDERS'  DEFICIT                                       (1,895)               (1,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $            16,950   $            17,966

See notes to consolidated financial statements
See Form 10-K  for the fiscal year ended March 31, 2001

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except share and per share data)

                                                                  Three Months Ended
                                                                         June 30,
                                                              2001                  2000

   Revenues                                           $              10,817  $            12,910

   Cost of services                                                   9,641               12,380
   Gross Margin                                                       1,176                  530

   Marketing, general and administrative                                986                  566
   Operating income (loss)                                              190                  (36)
   Interest expense                                                     157                  178
   Embezzlement costs                                                     -                  254
   Income (loss) from continuing operations
    before income taxes                                                  33                 (468)
   Income taxes                                                          15                   15
   Income (loss) from continuing operations                              18                 (483)
   Discontinued operations:
     Income from discontinued operations                                  -                  244
     Gain on sale of discontinued operations (net of
   taxes of $200)                                                         -                1,594
   Net income                                         $                  18  $             1,355

   Earnings per common share - basic:
   Continuing operations                              $                 .01     $          (0.24)
   Discontinued operations                                                -                 0.12
   Gain on disposition of discontinued operations                         -                 0.79
                                                      $                 .01  $              0.67
   Earnings per common share - diluted:
   Continuing operations                              $                 .01  $             (0.24)
   Discontinued operations                                                -                 0.12
   Gain on disposition of discontinued operations                         -                 0.79
                                                      $                 .01  $              0.67
   Weighted number of shares outstanding:

   Basic                                                          2,023,436            2,020,956
   Diluted                                                        2,023,436            2,023,882




See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(Amounts in thousands)

                                                                  Three Months Ended
                                                                          June 30,

                                                               2001                2000
   Cash flows from operating activities:

   Net income                                            $              18   $           1,355

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                     208                 344
     Income from discontinued operations                                 -               (244)
     Gain on sale of discontinued operations                             -             (1,594)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                        444             (1,242)
     Decrease (increase) in inventory                                   76                (79)
     Decrease in other assets                                          174                 217
    (Decrease) increase in accounts payable and
      accrued expenses                                             (2,398)                 167
     Increase in income taxes payable                                   15                 109
     Increase (decrease) in deferred maintenance                       139               (289)
     Decrease in deferred income                                      (15)                (16)
      Total adjustments                                            (1,357)             (2,627)
      Net cash used by continuing operations                       (1,339)             (1,272)

   Cash flows from investing activities:

    Acquisition of property and equipment                             (10)               (155)
    Net proceeds from the sale of discontinued                           -               5,500
   operations
    Net cash (used)  provided in investing activities                 (10)               5,345

   Cash flows from financing activities:

    Proceeds from borrowing of long-term debt                        6,350               8,992
    Retirement of long-term debt                                   (5,125)            (13,611)
    Proceeds from sale of stock upon exercise of stock
   options                                                               -                  27
    Net cash provided (used) by financing activities                 1,225             (4,592)
   Net decrease in cash                                              (124)               (519)
   Cash at beginning of period                                         231               1,800

   Cash at end of period                                 $             107   $           1,281


See notes to consolidated financial statements


                          Halifax Corporation
              Notes to Consolidated Financial Statements
                              (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2001.

Effective April 2001, the Company adopted Statement of Financial Accounting Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of preciously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined , the impact of SFAS 142 on its financial position and results of operations.

Note 2 - Embezzlement

In March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of the Company's subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400,000 prior to its acquisition by Halifax. After net recoveries through March 31, 2001, as discussed below, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million.

For the three months ended June 30, 2001 and 2000, the Company incurred costs related to the ongoing recovery effort of approximately $0 and $254,000, respectively.

On January 9, 2001, the Securities & Exchange Commission issued a formal order of investigation of the Company and unnamed individuals concerning trading activity in the Company's securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received an SEC subpoena for documents related to these matters. The staff of the SEC has advised that the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or has an adverse reflection on any person, entity or security. The Company believes the investigation is primarily related to the previously reported embezzlement by one the Company's former employees.

Note 3 - Discontinued Operations

On June 2, 2000, the Company executed and delivered a Stock Purchase Agreement dated as of May 31, 2000, with U.S. Facilities, Inc., a Delaware corporation ("Buyer") providing for the sale by the Company to Buyer of the Company's operational outsourcing business (the "Business"). The closing of the transactions contemplated in the Agreement (the "Closing") took place simultaneously with the execution and delivery thereof, effective as of May 31, 2000.

At the Closing the Company sold to Buyer, all of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. for a purchase price of $5,600,000, of which $5,500,000 was paid by Buyer to the Company at Closing with the balance of $100,000 due on the first anniversary of the Closing.

Summary operating results of the Discontinued Operations are as follows:

                                  For the three months ended
                                           June 30,

                                      2001            2000
  Revenue                        $             -  $   4,636,000
  Costs and expenses                           -      4,392,000
  Income from discontinued
  operations                     $             -  $     244,000


Note 4  - Tax Matters

At June 30, 2001, the Company has a net operating loss carryforward of approximately $8.6 million virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended June 30, 2001 and 2000 was $15,000.

Note 5 - Debt

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

The Company signed a banking agreement on September 1, 1999 as amended on December 21, 1999, which refinanced the Company's revolving credit and debt. The Company further amended its banking agreement on July 5, 2000, which extended the agreement through July 1, 2001. The Company agreed to make certain accelerated payments on the term loan portion of its debt, apply a portion of future settlement proceeds (see Note 2), if any, to term debt balances outstanding, and to reduce its maximum line on the revolving credit agreement to $6,000,000. The Company was in non-compliance under the terms of its revolving credit agreement and term loan facilities at March 31, 2000. As part of the amended agreement, the bank waived the non-compliance with the financial covenant. In accordance with the terms of the new banking arrangement, the Company made additional principal payments on the Tier II and Tier III Term Notes. All assets of the Company remain as collateral in accordance with the prior agreement. In addition, the Company paid certain fees in connection with the amendment and was to be subject to additional monthly fees commencing January 1, 2001 if the current banking arrangement had not been refinanced. The debt under this agreement was paid in full on December 8, 2000.

The revolving credit agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on the Company's outstanding subordinated debt, which is owned by an affiliate. Interest expense on Subordinated Debt is accrued on a current basis.

The Company was not in compliance with its credit and security agreement at June 30, 2001. Its lender has agreed to an amendment to waive the violations. It is the intention of the lender and the Company to restructure the covenants to assure that compliance can be achieved through March 31, 2002.

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract. Approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. The balance of the note due on June 30, 2001 was $632,000.

Note 6 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                                                 Three Months Ended
                                                                      June 30,
                                                             2001                   2000
  Numerator for earning per share:
   Net income as reported from
  Continuing operations                             $                18,000  $         (483,000)
  Discontinued operations                                                 -              244,000
  Gain on disposition of discontinued operations                          -            1,594,000
  Net income                                        $                18,000  $         1,355,000

  Denominator:
      Denominator for basic earnings per share -
         weighted-average shares                                  2,023,436            2,020,956

      Effect of dilutive securities:
        7% Convertible  Debenture                                         -                    -
        Employee stock options                                            -                2,926

      Dilutive potential common shares:
      Denominator for diluted earnings per
          share weighted number of shares
          outstanding                                             2,023,436            2,023,882

  Basic earnings per common share:
  Income (loss) from continuing operations          $                   .01  $            (0.24)
  Discontinued operations                                                 -                 0.12
  Gain on disposition of discontinued operations                          -                 0.79
                                                    $                   .01  $              0.67
  Diluted earnings per common share
  Income (loss) from continuing operations          $                   .01  $            (0.24)
  Discontinued operations                                                 -                 0.12
  Gain on disposition of discontinued operations                          -                 0.79
                                                    $                   .01  $              0.67

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



                                                          Three Months Ended June 30,

     Results of Operations                         2001           2000       Change             %
     Revenues                                 $      10,817  $    12,910       (2,093)        (16%)

     Cost of services                                 9,641       12,380       (2,739)        (22%)
       Percent of revenues                              89%          96%

     Gross margin                                     1,176          530           646         122%
       Percent of revenues                              11%           4%

     Marketing, general & administrative                986          566           420          74%
       Percent of revenues                               9%           4%

     Operating income (loss)                            190         (36)           226          N/M
       Percent of revenues                               2%           0%

     Interest expense                                   157          178          (21)        (12%)

     Embezzlement recovery costs                          -          254         (254)          N/M

     Income (loss)  from  continuing
     operations before income taxes                      33        (468)           501          N/M

     Income tax expense                                  15           15             -            -

     Income (loss) from continuing
     operations                                          18        (483)           501          N/M

     Income from discontinued operations                  -          244         (244)          N/M

     Gain on sale of discontinued
     operations                                           -        1,594       (1,594)          N/M

     Net income                               $          18  $     1,355       (1,337)          N/M

     Earnings per common share-basic:
     Continuing operations                    $         .01  $    (0.24)
     Discontinued operations                              -         0.12
     Gain on sale of discontinued
     operations                                           -         0.79
                                              $         .01  $      0.67
     Earnings per common share-diluted:
     Continuing operations                    $         .01  $    (0.24)
     Discontinued operations                              -         0.12
     Gain on sale of discontinued
     operations                                           -         0.79
                                              $         .01  $      0.67

     Weighted average number of common
     shares outstanding - basic                   2,023,436    2,020,956
     Weighted average number of common
     shares  outstanding - diluted                2,023,436    2,023,882

               N/M - Not Meaningful

During the latter part of fiscal 2001, we realigned our organization as a result of the economic slowdown. These adjustments along with a renewed focus on our core competencies, contributed to the modest first quarter profit.

 Revenues

Revenues for the quarter ended June 30, 2001 declined 16% due to decreased hardware sales offset somewhat by higher service and recurring revenues on long-term contracts. The decline was compounded by lengthening sales cycles and increased price competition brought on by the economic slowdown.

Gross Margin, Costs and Expenses

Cost of services decreased 22% due to reductions in hardware sales, cost containment measures undertaken in the fourth quarter of fiscal 2001 and a modest shift in sales mix in higher margin services.

Marketing, general and administrative expense increase 74%, principally due to the increased from the creation of the Company wide marketing group, associated marketing and promotional investments and workshops, increases and the upgrade and consolidation of the Company's accounting systems, professional fees, and business insurance.

Operating Income

Operating income increased from a loss of $36,000 for the three months ended June 30, 2000 to income of $190,000 for the three months ended June 30, 2001. The improved ratios and profitability in operating income reflected significant declines in costs of services arising from expense controls, efficiencies gained in consolidating dispatch, logistics and warehouse functions and the higher service margins brought about by new marketing efforts.

Interest

Interest expense declined 12% and was attributable to lower interest rates and lower levels of borrowing compared to the prior year.

Discontinued Operations

In June of 2000 the Company completed its sale of its operational outsourcing division. The income from discontinued operations and the gain on sale of discontinued operations for the period ended
June 30, 2000 reflected the transaction.

Embezzlement Costs

Embezzlement costs reflect legal costs associated with certain ongoing recovery efforts. There were no embezzlement costs incurred during the three months ended June 30, 2001 compared to $254,000 for the three months ended June 30, 2000. For additional discussion see "Embezzlement Matter" in Note 2 to the condensed consolidated financial statements.

Income Taxes

The Company has net operating loss from carryforwards approximately $8.6 million will substantially reduce income taxes in future periods.

The Company's income tax provision for income taxes for the three months ended June 30, 2001 and 2000 was $15,000.


Net Income

For the quarter ended June 30, 2001, net income was $18 thousand compared to $1.355 million for the quarter ended June 30, 2000.

Included in net income for June 30, 2000 was income from and gain on sale of discontinued operations of $1.838 million. Excluding these items from net income, the Company would have reported a loss of $483,000 as compared to net income of $18,000 for the three months ended June 30, 2001. The improved results from continuing operations highlighted the impact on costs and expense controls and improved product and services mix. It is expected that continued cost containment procedures and aggressive marketing program will continue to have positive effects of future operations.

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

Liquidity and Capital Resources

Historically the Company's primary sources of funding have been cash flows from operations and borrowing under our credit facilities. In prior years through a series of private placements, the Company issued $4 million of subordinated notes due July 1, 2002 to Research Industries Incorporated, a private investment company and an affiliate
of the Company.   At June 30, 2001, the Company's working capital was
$1.257 million and its current ratio of 1.12. Improvement in the Company's financial strength was attributable to more stringent cash management, accelerated collection activities and improved inventory and expense management. Pursuant to the Company's credit facility the Company is required to satisfy two financial covenants; funded debt to EBITDA and fixed charge coverage ratio. The Company was not in compliance with the funded debt ratio. The lender has waived the covenant violation at June 30, 2001. The Company and the lender are in the process of restructuring the credit facility and expect the agreement to be completed in the near future.

Capital expenditures for the three months ended June 30, 2001 have been substantially reduced from prior periods. The Company does not expect capital expenditures to increase significantly during the current fiscal year.

The subordinated debt agreements with an affiliate totaled $4 million at June 30, 2001. The credit facility agreement dated December 8, 2000 prohibits the payments of principal or interest on the subordinated debt. (See Note 6 to the consolidated financial statements.)

In September 1999, the Company entered into an agreement with a major supplier of digital communications switch hardware for the Company's United States Army contract where approximately $5,500,000 of outstanding accounts payable arising since March 31, 1999 due to the supplier was converted to a note payable which is being paid over 18 months with interest at 8.5%. The balance of the note at June 30, 2001 was $632,000.

The Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through March 31, 2002 although there can be no assurances that all the aforementioned sources of cash can be realized.

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

The information below summarizes the Company's sensitivity to market risks as of June 30, 2001. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded
debt.   Note 6 to the consolidated financial statements in the annual report on Form 10-K contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).


                                             Period Ending
                                                June 30,
                                        ( Amounts in thousands)

Long-term debt (including current         2002          2003         Total Debt       Fair Value
maturities)
Revolving credit agreement at the
LIBOR rate plus 2.5%.  Due August
31, 2002. Average interest rate of
7.5%.                                 $          -  $        4,111  $        4,111  $         4,111

7% subordinated note from affiliate
due January 27, 2003.                            -           2,000           2,000            1,960

8% subordinated notes from affiliate
due July 1, 2002.                                -           2,000           2,000            2,000

Subordinated debt dated September 2,
1999 with interest at 8.5%.                    632               -             632              632

Total fixed debt                               632           4,000           4,632            4,592

Total debt                            $        632  $        8,111  $        8,743  $         8,703

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

At June 30, 2001, the Company had $8,743,000 of debt outstanding of which $4,632,000 bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

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





                                          HALIFAX CORPORATION
                                             (Registrant)







 Date:  August 10, 2001         By: s/Charles L. McNew
                                     Charles L. McNew
                                     President & CEO






Date: August 10, 2001          By: s/Joseph Sciacca
                                    Joseph Sciacca
                                    Vice President, Finance & CFO
















                               EXHIBITS

Exhibit 20         Audit Committee Charter