Form 10-Q
period 2001-09-30
HALIFAX CORP
filed 2001-11-15
CIK 720671

                             HALIFAX CORPORATION

                                  FORM 10-Q

                              SEPTEMBER 30, 2001


            FORM 10Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 312905 eff. 4/26/93.)
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ___________ to
    ___________

    Commission file Number              1-8964

                             Halifax Corporation
            (Exact name of registrant as specified in its charter)

              Virginia                                      54-0829246
    (State or other jurisdiction                          (IRS Employer
 of incorporation of organization)                     Identification No.)

                 5250 Cherokee Avenue, Alexandria, VA  22312
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

                                                         (X)Yes ( )No



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,065,686 as of September 30, 2001.




                             HALIFAX CORPORATION

                                   CONTENTS




                        PART I. FINANCIAL INFORMATION

                                                                                                      page
Item 1.    Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited) and March 31, 2001............  3

Condensed Consolidated Statements of Operations - Six Months Ended September 30, 2001 and 2000
(Unaudited)..........................................................................................  4

Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2001 and 2000
(Unaudited)..........................................................................................  5

Notes to Condensed Consolidated Financial Statements (Unaudited).....................................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........  9

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................... 15


                          PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  ....................................... 15

Item 6.  Exhibits and Reports on Form 8-K............................................................ 16

Item 1.  FINANCIAL STATEMENTS
HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                September 30, 2001      March 31, 2001
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                               $    100                 $    231
  Trade accounts receivable net of reserve of $176 and
    $319 at September 30, 2001 and March 31, 2001                                       9,212                    8,643
  Inventory net of reserve of $780 at September 30, 2001
    and $700 March 31, 2001                                                             3,109                    2,889
  Prepaid expenses and other current assets                                               435                      612
TOTAL CURRENT ASSETS                                                                   12,856                   12,375

PROPERTY AND EQUIPMENT,  net                                                            1,672                    1,956
GOODWILL, net                                                                           3,087                    3,192
OTHER ASSETS                                                                              495                      443
TOTAL ASSETS                                                                         $ 18,110                  $17,966

LIABILITIES AND STOCKHOLDERS'  DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                   $  3,347                 $  2,604
  Accrued expenses                                                                      4,415                    8,386
  Deferred maintenance revenue                                                          1,998                      855
  Current portion of long-term debt                                                         -                      632
  Income taxes payable                                                                    115                        -
TOTAL CURRENT LIABILITIES                                                               9,875                   12,477

LONG-TERM BANK DEBT                                                                     5,584                    2,886
SUBORDINATED DEBT - AFFILIATE                                                           4,000                    4,000
Deferred Income                                                                           486                      516
TOTAL LIABILITIES                                                                      19,945                   19,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares                                                  -
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,322,370 as of September 30, 2001 and March 31, 2001
Outstanding - 2,065,686 shares as of September 30, 2001
  and 2,023,436 shares as of March 31, 2001                                               562                      562
Additional paid-in capital                                                              4,710                    4,710
Accumulated deficit                                                                   (6,895)                  (6,973)
Less Treasury stock at cost - 256,684 shares                                            (212)                    (212)
TOTAL STOCKHOLDERS'  DEFICIT                                                          (1,835)                  (1,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 18,110                 $ 17,966

See notes to condensed consolidated financial statements See Form 10-K for the fiscal year ended March 31, 2001

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

  (Amounts in thousands except share and per share data)

                                                                      Three Months Ended                   Six Months Ended
                                                                        September 30,                       September 30,
                                                                   2001               2000               2001               2000
  Revenues                                                      $ 11,672            $12,422            $22,489           $25,332
  Cost of services                                                10,461             11,867             20,102            24,247
  Gross Margin                                                     1,211                555              2,387             1,085

   Marketing, general and administrative                             959                608              1,945             1,174
  Operating income (loss)                                            252               (53)                442              (89)
  Interest expense                                                   177                292                334               470
  Embezzlement recoveries                                              -            (2,075)                  -           (1,821)

  Income from continuing operations
   before income taxes                                                75              1,730                108             1,262
  Income taxes                                                        15                 15                 30                30

  Income from continuing operations                                   60              1,715                 78             1,232
  Discontinued operations:
     Income from discontinued operations                               -                  -                  -               244
     Gain on sale of discontinued operations (net of
      taxes of $200)                                                   -                  -                  -             1,594
  Net income                                                        $ 60            $ 1,715               $ 78           $ 3,070

  Earnings per common share - basic:
  Continuing operations                                            $ .03              $ .85              $ .04             $ .61
  Discontinued operations                                              -                  -                  -               .12
  Gain on disposition of discontinued operations                       -                  -                  -               .79
                                                                   $ .03              $ .85               $.04             $1.52
  Earnings per common share - diluted:
  Continuing operations                                            $ .03               $.80              $ .04             $ .57
  Discontinued operations                                              -                  -                  -               .11
  Gain on disposition of discontinued operations                       -                  -                  -               .72
                                                                   $ .03              $ .80               $.04             $1.40
  Weighted number of shares outstanding:
  Basic                                                        2,065,686          2,023,436          2,065,686         2,019,819
  Diluted                                                      2,065,686          2,196,505          2,065,686         2,192,102

See notes to Condensed Consolidated Financial Statements

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

(Amounts in thousands)                                                                                    Six Months Ended
                                                                                                           September 30,

                                                                                                    2001                   2000
Cash flows from operating activities:

Net income                                                                                            $78               $ 3,070

Adjustments to reconcile net income to net cash (used) provided by operating activities:

  Depreciation and amortization                                                                       422                   573
  Income from discontinued operations                                                                   -                 (244)
  Gain on sale of discontinued operations                                                               -               (1,594)
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                                   (569)               (3,409)
  (Increase) decrease in inventory                                                                  (220)                    49
  Decrease in other assets                                                                            125                   349
  Decrease in accounts payable and accrued expenses                                               (3,228)                 (788)
  Increase in income taxes payable                                                                    115                   204
  Increase in deferred maintenance                                                                  1,143                 1,051
  Decrease in deferred income                                                                        (30)                  (26)
   Total adjustments                                                                              (2,242)               (3,835)
   Net cash used by operating activities of continuing operations                                 (2,164)                 (765)

Cash flows from investing activities:
 Acquisition of property and equipment                                                               (33)                 (245)
 Net proceeds from the sale of discontinued operations                                                  -                 5,500
 Net cash (used in) provided by investing activities by continuing
  operations                                                                                         (33)                 5,255

Cash flows from financing activities:

 Proceeds from borrowing of long-term debt                                                         12,473                14,272
 Retirement of long-term debt                                                                    (10,407)              (19,968)
 Proceeds from restricted cash                                                                          -                   650
 Proceeds from sale of stock upon exercise of stock options                                             -                    33
 Net cash provided by (used in) financing activities by continuing
  operations                                                                                        2,066               (5,013)
 Net decrease in cash                                                                               (131)                 (523)
 Cash at beginning of period                                                                          231                 1,800

Cash at end of period                                                                                $100                $1,277

See notes to condensed consolidated financial statements

                             Halifax Corporation
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2001 and subsequent quarterly report on Form 10-Q for the quarter ended June 30, 2001.

Recent Accounting Pronouncements:


Effective April 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have any impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have any impact on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective April 1, 2002 for the Company, SFAS 142 is required to be applied to all goodwill and intangible assets recognized in the financial statements at that date. The Company is currently assessing, but has not yet determined , the impact of SFAS 142 on its financial position and results of operations.

Note 2 - Sales of Accounts Receivable

The Company routinely transfers receivables to a third party in connection with equipment leased to an end user. Under the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the 2001 and 2000 transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The amount paid to the Company for the receivables by the transferee is equal to the Company's carrying value and therefore no gain or loss is recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.


Note 3 - Embezzlement

In March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of the Company's subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400 thousand prior to its acquisition by Halifax. After net recoveries through March 31, 2001, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million.

For the six months ended September 30, 2001 the Company incurred no costs related to the ongoing recovery effort. Recoveries for the three and six months ended September 30, 2000 were approximately $2 million and $1.8 million, respectively net of recovery costs.

On January 9, 2001, the Securities and Exchange Commission ("SEC") issued a formal order of investigation of the Company and unnamed individuals concerning trading activity in the Company's securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received an SEC subpoena for documents related to these matters. The staff of the SEC has advised that the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or has an adverse reflection on any person, entity or security. The Company believes the investigation is primarily related to the previously reported embezzlement by one the Company's former employees.

Note 4 - Debt

On December 8, 2000, the Company entered into a new revolving credit agreement with a financial institution which refinanced the Company's revolving credit line. Advances under the revolving agreement are collateralized by a first priority security interest on all the Company's assets as defined in the financing and security agreement.

The agreement also contains certain financial covenants and reporting covenants. Subsequent to September 30, 2001, the agreement, which originally matured on August 31, 2002, was extended to November 15, 2002.

The revolving credit agreement prohibits the payment of dividends or distributions as well as the payment of principal or interest on the Company's outstanding subordinated debt, which is owned by an affiliate. Interest expense on Subordinated Debt is accrued on a current basis. Pursuant to the terms of a subordination agreement related to the subordinated debt, concurrent with the extension of the revolving credit line discussed above, the due date of the subordinated debt was extended from July 1, 2002 to November 15, 2002.

The Company's credit facility requires it to satisfy two financial covenants; funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and fixed charge coverage ratio. The Company was not in compliance with the funded debt to EBITDA ratio at September 30, 2001. Its lender has agreed to an amendment to waive the violations. It is the intention of the lender and the Company to restructure the covenants to assure that compliance can be achieved.

Note 5 - Concentration of Risk

The Company has a number of major customers. The Company's largest customer accounted for 21.9% and 10.8% of the Company's revenues for the three months and 18.7% and 15.2% of revenues for the six months ended September 30, 2001 and 2000, respectively. The Company's five largest customers collectively accounted for 40% and 35% of revenues for the six months ended September 30, 2001 and 2000, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future although the companies which constitute the Company's largest customers may change.

Note 6 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                                Three Months Ended                    Six Months Ended
                                                                  September 30,                        September 30,
                                                                2001          2000                  2001            2000
Numerator for earnings per share:
 Net income as reported from
    Continuing operations                                   $   60,000     $1,715,000          $   78,000        $1,232,000
    Discontinued operations                                          -              -                   -           244,000
    Gain on disposition of discontinued operations                   -              -                   -         1,594,000
    Net income                                              $   60,000     $1,715,000                  $0        $3,070,000

Diluted earnings per share:
  Net income as reported from continuing operations         $   60,000     $1,715,000          $   78,000        $1,232,000

After tax equivalent of interest expense on 7%
convertible debenture                                                -         35,000                   -            70,000


Net income from continuing operations for purposes of
 computing diluted net income per share                     $   60,000     $1,750,000          $   78,000        $1,302,000


Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                               2,065,686      2,023,436           2,065,686         2,019,819

    Effect of dilutive securities:
      7% Convertible  Debenture                                      -        170,648                   -           170,648
      Employee stock options                                         -          2,421                   -             1,635

    Dilutive potential common shares                                 -        173,069                   -           172,283
    Denominator for diluted earnings per
        share weighted number of shares outstanding          2,065,686      2,196,505           2,065,686         2,192,102


Basic earnings per common share:
Income from continuing operations                           $      .03     $      .85          $      .04              $.61
Discontinued operations                                              -            . -                   -               .12
Gain on disposition of discontinued operations                       -              -                   -               .79
                                                            $      .03     $      .85          $      .04             $1.52

Diluted earnings per common share:
Income from continuing operations                           $      .03     $      .80          $      .04             $ .57
Discontinued operations                                              -              -                   -               .11
Gain on disposition of discontinued operations                       -              -                   -               .72
                                                            $      .03     $      .80          $      .04             $1.40


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


he following discussion should be read in conjunction with the consolidated financial statements and notes thereto. (Tabular information: dollars in thousands, except per share amounts).

                                                 Three Months Ended September 30,              Six Months Ended September 30,
Results of Operations                          2001         2000   Change            %      2001         2000     Change        %
Revenues                                   $   11,672  $   12,422   $  (750)       -6%   $   22,489  $   25,332    $(2,843)   -11%

Cost of services                               10,461      11,867    (1,406)      -12%       20,102      24,247     (4,145)   -17%
  Percent of revenues                             90%         96%                               89%         96%

Gross margin                                    1,211         555        656      118%        2,387       1,085       1,302   120%
 Percentage of revenues                           10%          4%                               11%          4%


Marketing, general & administrative               959         608        351       58%        1,945       1,174         771    66%
  Percent of revenues                              8%          5%                                9%          5%

Operating  income                                 252        (53)        305       N/M          442        (89)         531    N/M
  Percent of revenues                              2%          0%                                2%          0%

Interest expense                                  177         292      (115)      -39%          334         470       (136)   -29%

Embezzlement  recovery                              -     (2,075)      2,075     -100%            -     (1,821)      1,821   -100%

 Income from continuing operations before
   income tax                                      75       1,730    (1,655)      -96%          108       1,262     (1,154)   -91%

Income tax expense                                 15          15          -        0%           30          30           -     0%

Income from continuing operations                  60       1,715    (1,655)      -97%           78       1,232     (1,154)   -94%

Income from discontinued operations                 -           -          -         -            -         244       (244)    N/M


Gain on sale of discontinued operations             -           -          -         -            -       1,594     (1,594)    N/M

Net income                                 $       60  $    1,715   $(1,655)       N/M   $       78  $    3,070    $(2,992)    N/M

Earnings per share - basic:
Continuing operations                      $     0.03  $     0.85                        $     0.04  $     0.61
Discontinued operations                             -           -                                 -        0.12
Gain on sale of discontinued operations             -           -                                 -        0.79
                                           $     0.03  $     0.85                        $     0.04  $     1.52
Earnings per share - diluted:
Continuing operations                      $     0.03  $     0.80                        $     0.04  $     0.57
Discontinued operations                             -           -                                 -        0.11
Gain on sale of discontinued operations             -           -                                 -         .72
                                           $     0.03  $     0.80                        $     0.04  $     1.40


Weighted average number of common shares
outstanding - basic                         2,065,686   2,023,436                         2,065,686   2,019,819

 Weighted average number of common shares
outstanding - diluted                       2,065,686   2,196,505                         2,065,686   2,192,102

 Revenues

Revenues for the three months ended September 30, 2001 and 2000, decreased 6%, or $750 thousand to $11.7 million from $12.4 million, respectively. For the six months ended September 30, 2001, revenues decreased from $25.3 million in 2000 to $22.5 million in 2001, a decrease of $2.8 million, or 11%. The decline in revenues was principally due to decreased hardware sales offset by increases in higher margin service and recurring revenues on long-term contracts. The decline in hardware sales has been characterized by lengthening sales cycles and increased price competition brought on by the economic slow down.

Gross Margin, Costs and Expenses

Cost of services for the three and six months ended September 30, 2001 decreased by $1.4 million, from $11.8 million to 10.4 million, or 12%, and $4.1 million, from $24.2 million to $20.1 million, or 17%, respectively, from the comparable period in 2000, primarily as a result of the decline in revenues from the aforementioned hardware sales. The decrease in cost of services was attributable to reductions in hardware sales, cost containment measures and a continued shift in sales mix to higher margin services.

As a percent of revenues, gross margin has improved from 4% for the three and six months ended September 30, 2000 to 10% and 11%, respectively, for the same periods in 2001.

For the three months ended September 30, 2001 and marketing and general and administration expense increased from $608 thousand to $959 thousand, an increase of $351 thousand, or 58%, and for the six months ended September 30, 2001, marketing and general and administration increased from $1.2 million to $1.9 million, an increase of $771 thousand, or 66%, over the same period last fiscal year. The increase was primarily due to the creation of the company-wide marketing group, associated with marketing and promotional investments and workshops and higher levels of professional fees and business insurance.

Operating Income

For the three months ended September 30, 2001 the Company had operating income of $252 thousand compared to an operating loss of $53 thousand for the three months ended September 30, 2000. Operating income for the six months ended September 30, 2001 was $442 thousand compared to a loss of $89 thousand for the comparable period ended September 30, 2000. The improvement was attributable to the quality of the new revenue and gains realized from cost cutting measures implemented by the organization during 2000.

Interest Expense

Interest expense for the three months ended September 30, 2001 decreased by 39% from the comparable period in 2000. For the six months ended September 30, 2001, interest expense decreased by 29% from the comparable period in 2000, principally as a result of curtailment of debt and lower interest rates.

Embezzlement Recovery

Embezzlement recoveries (net of settlement costs) for the three and six months ended September 30, 2000 were $2.1 million and $1.8 million, respectively. There were no embezzlement recoveries for the three and six months ended September 30, 2001. For additional discussion see "Embezzlement Matter" in
Note 3 to the condensed consolidated financial statements.

Income Taxes

Income taxes for the three and six months ended September 30, 2001and 2000 related primarily to state obligations of $15 thousand and $30 thousand, respectively.

Discontinued Operations

In June 2000 the Company sold its Operational Outsourcing Division and, accordingly, the financial results for this division have been reclassified as Discontinued Operations. The Company recognized a one time gain on the sale of the Division amounting to approximately $1.6 million (net of taxes of $200 thousand).

Net Income

For the three months ended September 30, 2001, net income was $60 thousand compared to $1.7 million for the comparable period in 2000. For the six months ended September 30, 2001 net income was $78 thousand compared to $3.07 million for September 30, 2001.

For the three months ended September 30, 2000, the Company reported embezzlement recoveries of $2.1 million. Excluding this item the Company would have reported a net loss of $360 thousand compared to net income of $60 thousand for this year's second quarter. The six months ended September 30, 2000, included income from discontinued operations of $244 thousand, a gain on the sale of discontinued operations of $1.6 million and embezzlement recoveries of $1.8 million. With these items excluded, the Company would have reported a net loss of $589 thousand compared to net income of $78,000 for the first half of this year.

Factors That May Affect Future Results

The Company's future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, industry factors, the Company's ability to successfully increase its business and effectively manage expense margins.

The Company must continue to effectively manage expense margins in relation to revenues by directing new business development towards markets that complement or improve existing service lines. The Company believes it must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

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

Liquidity and Capital Resources

Historically the Company's primary sources of funding have been cash flows from operations and borrowing under our credit facilities. In prior years through a series of private placements, the Company issued $4 million of subordinated notes due July 1, 2002, and extended to November 15, 2002 pursuant to a subordination agreement dated December 2000 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At September 30, 2001, the Company's working capital was $2.99 million and its current ratio of 1.3. Improvement in the Company's financial strength was attributable to more stringent cash management, accelerated collection activities and improved inventory and expense management. Pursuant to the Company's credit facility the Company is required to satisfy two financial covenants; funded debt to EBITDA and fixed charge coverage ratio. The Company was not in compliance with the funded debt ratio as of September 30, 2001. The lender has waived the covenant violation at September 30, 2001. The Company and the lender have extended the orginal maturity date from August 31, 2002 to November 15, 2002. (See Note 4 to the condensed consolidated financial statements.)

Capital expenditures for the six months ended September 30, 2001 have been substantially reduced from prior periods. The Company does not expect capital expenditures to increase significantly during the current fiscal year.

The subordinated debt agreements with an affiliate totaled $4 million at September 30, 2001. The credit facility agreement dated December 8, 2000 prohibits the payments of principal or interest on the subordinated debt. (See
Note 4 to the condensed consolidated financial statements.)

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

The information below summarizes the Company's sensitivity to market risks as of September 30, 2001. The table presents principal cash flows and related interest rates by year of maturity of the Company's funded debt. Note 6 to the consolidated financial statements in the annual report on Form 10-K contains descriptions of the Company's funded debt and should be read in conjunction with the table below (amount in thousands).


                                                                          Period Ending
                                                                          September 30,
                                                                     ( Amounts in thousands)

Long-term debt (including current maturities)                          2002           2003        Total Debt      Fair Value
Revolving credit agreement at the LIBOR rate plus 2.5%.  Due
August 31, 2002. Average interest rate of 7.5%.                      $     -        $ 5,584        $ 5,584         $ 5,584


7% subordinated note from affiliate due January 27, 2003.                  -          2,000          2,000           1,960


8% subordinated notes from affiliate due July 1, 2002.                     -          2,000          2,000           2,000

Total fixed debt                                                           -          4,000          4,000           3,960

Total debt                                                           $     -        $ 9,584        $ 9,584         $ 9,544

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

At September 30, 2001, the Company had $9.6 million of debt outstanding of which $5.6 million has variable interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, it could have a materially adverse effect on future operations.

At present the Company is not conducting any foreign business.

Part II.  Other Information

Item 4.  Submission of matters to a vote of Security Holders

Annual Stockholders Meeting of September 20, 2001

                          ANNUAL SHAREHOLDERS MEETING
                              SEPTEMBER 20, 2001
                                  RESULTS OF

1. ELECTION OF DIRECTORS

                                 BY PROXIES
                                                                                    %OF              %OF
                            WITHOLD     INSTRUCTED                     TOTAL       VOTING         OUSTANDING
  NOMINEE         FOR      AUTHORITY      AGAINST      BY BALLOT        FOR        SHARES           SHARES
SCURLOCK      1,856,737                    2,437             ---                    99.87            89.88
MCNEW         1,856,737                    2,437             ---                    99.87            89.88
GROVER        1,856,737                    2,437             ---                    99.87            89.88
TOUPS         1,856,737                    2,437             ---                    99.87            89.88
HEWITT        1,856,737                    2,437             ---                    99.87            89.88
YOUNG         1,856,737                    2,437             ---                    99.87            89.88

2. PROPOSAL TO RATIFY DELOITTE & TOUCHE LLP AS INDEPENDENT PUBLIC ACCOUNTANTS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2002

                 FOR                AGAINST               ABSTAIN
              1,855,984               ---                  3,190

NOTE:  SHARES VOTED                 1,859,174
     SHARES OUTSANDTING             2,065,686
         QUORUM %

Item 6.  Exhibits and Reports on Form 8-K


  (a)            Exhibits

  10.9  James L. Sherwood Severance Arrangement, dated
         November 15, 1999
  10.10 James L. May Severance Arrangement, dated March 15, 2001
  10.11 Joseph Sciacca Severance Arrangement, dated May 10, 2000
  10.12 Thomas J. Basile Severance Arrangement, dated
         March 15, 2001

  (b)            Reports on Form 8-K -  None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HALIFAX CORPORATION
                                              (Registrant)



         Date:  November 15, 2001         By:  s/Charles L. McNew

                                                 Charles L. McNew
                                                 President & CEO






         Date:  November 15, 2001         By:  s/Joseph Sciacca

                                                 Joseph Sciacca
                                                 Vice President, Finance & CFO