Form 10-Q
period 2001-12-31
HALIFAX CORP
filed 2002-02-14
CIK 720671

FORM 10Q — QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to _________________

      Commission file Number 1-8964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA 22312

(Address of principal executive offices)

Registrant’s telephone number, including area code     (703) 750-2202

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

(X)Yes   (  )No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,175,613 as of December 31, 2001.

HALIFAX CORPORATION

CONTENTS

PART I. FINANCIAL INFORMATION

page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — December 31, 2001 (Unaudited) and March 31, 2001	3

Condensed Consolidated Statements of Operations — Three Months and Nine Months Ended December 31, 2001 and 2000 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2001 and 2000 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

PART II OTHER INFORMATION

Item 4. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Item 1. FINANCIAL STATEMENTS
HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	December 31, 2001	March 31, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$100	$231
Trade accounts receivable less allowances of $240 and $319 at
December 31, 2001 and March 31, 2001	8,830	8,643
Inventory net of reserves of $842 at December 31, 2001 and
$700 March 31, 2001	4,093	2,889
Prepaid expenses and other current assets	813	612

TOTAL CURRENT ASSETS	13,836	12,375

PROPERTY AND EQUIPMENT, net	1,585	1,956
GOODWILL, net	3,034	3,192
OTHER ASSETS	478	443

TOTAL ASSETS	$18,933	$17,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,111	$2,604
Accrued expenses	5,408	8,386
Deferred maintenance revenue	1,437	855
Current portion of long-term debt	—	632
Income taxes payable	88	—

TOTAL CURRENT LIABILITIES	10,044	12,477

LONG-TERM BANK DEBT	5,813	2,886
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	471	516

TOTAL LIABILITIES	20,328	19,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,432,297 as of December 31, 2001 and 2,322,370 as of
March 31, 2001
Outstanding - 2,175,613 shares as of December 31, 2001 and
2,023,436 shares as of March 31, 2001	588	562
Additional paid-in capital	5,015	4,710
Accumulated deficit	(6,786)	(6,973)
Less treasury stock at cost - 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(1,395)	(1,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,933	$17,966

See notes to condensed consolidated financial statements. See Form 10-K for the fiscal year ended March 31, 2001.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2001 AND 2000 (UNAUDITED)

(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$13,249	$14,733	$35,738	$40,065
Cost of services	12,088	13,763	32,190	38,010

Gross Margin	1,161	970	3,548	2,055
Marketing, general and administrative	897	716	2,842	1,890

Operating income	264	254	706	165
Interest expense	140	216	474	686
Embezzlement recoveries	—	—	—	(1,821)

Income from continuing operations
before income taxes	124	38	232	1,300
Income taxes	15	15	45	45

Income from continuing operations	109	23	187	1,255
Discontinued operations:
Income from discontinued operations	—	—	—	244
Gain on sale of discontinued operations (net of
taxes of $200)	—	—	—	1,594

Net income	$109	$23	$187	$3,093

Earnings per common share — basic:
Continuing operations	$.05	$.01	$.09	$.62
Discontinued operations	—	—	—	.12
Gain on disposition of discontinued operations	—	—	—	.79

	$.05	$.01	$.09	$1.53

Earnings per common share — diluted:
Continuing operations	$.05	$.01	$.09	$.62
Discontinued operations	—	—	—	.11
Gain on disposition of discontinued operations	—	—	—	.73

	$.05	$.01	$.09	$1.46

Weighted number of shares outstanding:
Basic	2,087,193	2,023,436	2,072,881	2,021,331
Diluted	2,090,664	2,023,436	2,073,756	2,191,979

See notes to condensed consolidated financial statements. See Form 10-K for the fiscal year ended March 31, 2001.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2001 AND 2000 (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income	$187	$3,093

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
Depreciation and amortization	650	693
Income from discontinued operations	—	(244)
Gain on sale of discontinued operations	—	(1,594)
Stock issued in lieu of interest	105	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(187)	(1,753)
(Increase) decrease in inventory	(1,204)	245
(Increase) decrease in other assets	(236)	295
Decrease in accounts payable and accrued expenses	(2,245)	(973)
Increase in income taxes payable	88	84
Increase in deferred maintenance revenue	582	731
Decrease in deferred income	(45)	(41)

Total adjustments	(2,492)	(2,557)

Net cash (used in) provided by operating activities of
continuing operations	(2,305)	536

Cash flows from investing activities:
Acquisition of property and equipment	(121)	(428)
Net proceeds from the sale of discontinued operations	—	5,500

Net cash (used in) provided by investing activities by continuing
operations	(121)	5,072

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	20,152	20,689
Retirement of long-term debt	(17,857)	(28,465)
Proceeds from restricted cash	—	650
Proceeds from exercise of stock options	—	33

Net cash provided by (used in) financing activities by continuing
operations	2,295	(7,093)

Net decrease in cash	(131)	(1,485)
Cash at beginning of period	231	1,800

Cash at end of period	$100	$315

Supplemenatal Disclosure of noncash financing activities:
Stock issued in lieu of interest	331,000	—

See notes to condensed consolidated financial statements. See Form 10-K for the fiscal year ended March 31, 2001.

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and notes thereto included in the Halifax Corporation Annual Report on Form 10-K for the year ended March 31, 2001 and subsequent quarterly reports on Form 10-Q for the quarters ended June 30, 2001 and September 30, 2001.

Recent Accounting Pronouncements:

Effective April 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have any impact on the financial position, results of operations, or cash flows of the Company through December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have any impact on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective April 1, 2002 for the Company, SFAS 142 is required to be applied to all goodwill and intangible assets recognized in the financial statements at that date. The Company is currently assessing, but has not yet determined the impact, if any, of SFAS 142 on its financial position and results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires asset retirement obligations to be recorded at their fair value. The Company has not yet determined the impact, if any, of SFAS 143 on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121. The Company has not yet determined the impact, if any, of SFAS 144 on its financial position and results of operations.

Note 2 — Sale of Accounts Receivable

The Company routinely transfers receivables to a third party in connection with equipment leased to an end user. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the 2001 and 2000 transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The amount paid to the Company for the receivables by the transferee is equal to the Company’s carrying value and therefore no gain or loss is recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

Note 3 — Embezzlement

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of the Company’s subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400 thousand was embezzled prior to its acquisition by Halifax. After net recoveries through March 31, 2001, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million.

For the nine months ended December 31, 2001 no costs have been incurred by the Company and no recoveries have been received. Recoveries for the nine months ended December 31, 2000 were approximately $1.8 million net of recovery costs.

On January 9, 2001, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of the Company and unnamed individuals concerning trading activity in the Company’s securities, periodic reports filed by the Company with the SEC, certain accounting and financial matters and internal accounting controls. The Company is cooperating fully with the SEC. In addition, the Company has received an SEC subpoena for documents related to these matters. The staff of the SEC has advised that the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or has an adverse reflection on any person, entity or security. The Company believes the investigation is primarily related to the previously reported embezzlement by one of the Company’s former employees.

Note 4 — Debt

On December 8, 2000, the Company entered into a revolving credit agreement with a financial institution which refinanced the Company’s revolving credit line. On February 11, 2002 the Company entered into a modification agreement (the "Modification Agreement") which extended the maturity of the loan to January 2, 2003 and modified certain of the terms of the revolving credit agreement. Under the Modification Agreement the maximum availability under the facility was reduced from $8.0 million to $6.3 million and the interest rate was changed from LIBOR plus 2.5%, to the bank's prime rate plus 2%, in addition to certain fees as described in the agreement. Advances under the revolving agreement are collateralized by a first priority security interest on all the Company’s assets as defined in the financing and security agreement and the Modification Agreement. The agreement matures on January 2, 2003.

The Company also has outstanding subordinated debt with an affiliate that totaled $4 million at December 31, 2001. The revolving credit agreement limits the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on Subordinated Debt is accrued on a current basis. Pursuant to the terms of the subordination agreement related to the subordinated debt of an affiliate, concurrent with the extension of the revolving credit line discussed above, the due date of the subordinated debt was extended from July 1, 2002 to January 2003 and will be extended concurrently with extensions with its revolving credit agreement.

The Company’s credit facility requires it to satisfy two financial covenants; funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and fixed charge coverage ratio. The Company was not in compliance with the funded debt to EBITDA ratio at December 31, 2001. In conjunction with the Modification Agreement, the lender has waived the defaults through and including December 31, 2001. Under the Modification Agreement there will be no further extensions of the terms or future waivers of defaults.

The Company has received a commitment letter and is in the process of negotiating an $8.0 million credit facility with another lender, to replace the outstanding credit facility referenced above. It is contemplated that the new facility will have a term of 24 months and will bear interest at the lenders prime rate plus 3/4% adjusted daily.

Note 5 — Transactions with Related Party

In December 2001, approximately $330,000 of accrued interest on the Company’s subordinated debt was satisfied by issuing 109,927 shares of the Company’s common stock (See Note 4 to the condensed consolidated financial statements.)

Note 6 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 19.2% and 10.6% of the Company’s revenues for the three months and 18.6% and 12.7% of revenues for the nine months ended December 31, 2001 and 2000, respectively. The Company’s five largest customers collectively accounted for 42% and 32% of revenues for the nine months ended December 31, 2001 and 2000, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change.

Note 7 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Numerator for earnings per share:
Net income as reported from:
Continuing operations	$109	$23	$187	$1255
Discontinued operations	—	—	—	244
Gain on disposition of discontinued operations	—	—	—	1,594

Net income	$109	$23	$187	$3,093

Diluted earnings per share:
After tax equivalent of interest expense on 7% convertible debenture	—	—	—	105

Net income from continuing operations for purposes of computing diluted net income per share	$109	$23	$187	$3,198

Denominator:
Denominator for basic earnings per share -
weighted-average shares	2,087,193	2,023,436	2,072,881	2,021,331
Effect of dilutive securities:
7% Convertible Debenture	—	—	—	170,648
Employee stock options	2,293	—	875	—

Dilutive potential common shares	2,293	—	875	170,648

Denominator for diluted earnings per
share weighted number of shares outstanding	2,090,664	2,023,436	2,073,756	2,191,979
Basic earnings per common share:
Income from continuing operations	$.05	$.01	$.09	$.62
Discontinued operations	—	—	—	.12
Gain on disposition of discontinued operations	—	—	—	.79

	$.05	$.01	$.09	$1.53

Diluted earnings per common share:
Income from continuing operations	$.05	$.01	$.09	$.62
Discontinued operations	—	—	—	.11
Gain on disposition of discontinued operations	—	—	—	.73

	$.05	$.01	$.09	$1.46

Item 2
Management’s Discussion and Analysis
of Financial Conditions and
Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly 10-Q Report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s market area, inflation, terrorism, favorable banking arrangements, the availability of capital to finance planned growth, ramifications of the embezzlement referenced herein, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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

	Three Months Ended December 31,					Nine Months Ended December 31,

Results of Operations	2001		2000	Change	%	2001		2000	Change	%

Revenues		$13,249	$14,733	$(1,484)	-10%		$35,738	$40,065	$(4,327)	-11%
Cost of services		12,088	13,763	(1,675)	-12%		32,190	38,010	(5,820)	-15%
Percent of revenues		91%	93%				90%	95%

Gross margin		1,161	970	191	20%		3,548	2,055	1,493	73%
Percentage of revenues		9%	7%				10%	5%
Marketing, general & administrative		897	716	181	25%		2,842	1890	952	50%
Percent of revenues		7%	5%				8%	5%

Operating income		264	254	10	4%		706	165	541	328%
Percent of revenues		2%	2%				2%	—
Interest expense		140	216	(76)	-35%		474	686	(212)	-31%
Embezzlement recovery		—	—	—	—		—	(1,821)	1,821	-100%

Income from continuing operations before income tax		124	38	86	226%		232	1,300	(1,068)	-82%
Income tax expense		15	15	—	—		45	45	—	—

Income from continuing operations		109	23	86	374%		187	1,255	(1,068)	-85%
Income from discontinued operations		—	—	—	—		—	244	(244)	100%
Gain on sale of discontinued operations		—	—	—	—		—	1,594	(1,594)	100%

Net income		$109	$23	$86	374%		$187	$3,093	$(2,906)	-94%

Earnings per share — basic:
Continuing operations		$.05	$.01				$.09	$.62
Discontinued operations		—	—				—	.12
Gain on sale of discontinued operations		—	—				—	.79

		$.05	$.01				$.09	$1.53

Earnings per share — diluted:
Continuing operations	$		$.01			$		$.62
Discontinued operations		—	—				—	.11
Gain on sale of discontinued operations		—	—				—	.73

		$.05	$.01				$.09	$1.46

Weighted average number of common shares outstanding — basic		2,087,193	2,023,436				2,072,881	2,021,331
Weighted average number of common shares outstanding — diluted		2,090,664	2,023,436				2,073,756	2,191,979

Revenues

Revenues for the three months ended December 31, 2001 and 2000, decreased 10%, or $1.5 million, to $13.2 million from $14.7 million, respectively. For the nine months ended December 31, 2001, revenues decreased from $40.0 million in 2000 to $35.7 million in 2001, a decrease of $4.3 million, or 11%. The decline in revenues was principally due to decreased hardware sales, partially offset by increases in higher margin service and recurring revenues on long-term contracts. The decline in hardware sales has been characterized by lengthening sales cycles and increased price competition brought on by the economic slow down.

Gross Margin, Costs and Expenses

Cost of services for the three and nine months ended December 31, 2001, decreased by $1.7 million, from $13.7 million to 12.0 million, or 12%, and from $38.0 million to $32.2 million, or 15%, respectively, from the comparable periods in 2000, primarily as a result of the decline in revenues from the aforementioned hardware sales as well as reductions in other direct costs related to supporting this revenue, partially offset by start up costs on new major contracts. For the three and nine months, the reduction in the costs of services was a result of a decrease in hardware sales, cost containment measures and a continued shift in sales mix to higher margin services.

As a percent of revenues, gross margin improved from 7% to 9%, an increase of $191 thousand for the three months ended December 31, 2001, compared to 2000. For the nine months gross margin increased from 5% of revenues in December 31, 2000 to 10% of revenues for the same period in 2001, an increase of $1.5 million. The principal reason for the improvement in gross margins was the change in mix from product sales to higher margin enterprise maintenance and professional services as discussed above.

For the three months ended December 31, 2001, marketing and general and administration expense increased from $716 thousand to $897 thousand over the comparable period last year, an increase of $181 thousand, or 25%, and for the nine months ended December 31, 2001, increased from $1.9 million to $2.8 million, an increase of $952 thousand, or 50%, over the same period last fiscal year. The increase was primarily due to the creation of the company-wide marketing group, associated marketing and promotional investments, higher professional fees and business insurance expenses. The marketing group was created to provide constant integrated and responsive customer experience through a single national sales organization. The Company refined and retooled its sales force and strategy, focusing our direct sales efforts on largest accounts and establishing strategic partners to strengthen our indirect sales channels. Professional fee increases were attributable to increases in legal, accounting and consulting services. Business insurance has increased due to market conditions brought about by business failures and a general economic slowdown.

Operating Income

For the three months ended December 31, 2001 the Company had operating income of $264 thousand compared to $254 thousand for the three months ended December 31, 2000, an increase of 4%. Operating income for the nine months ended December 31, 2001 was $706 thousand compared to $165 thousand for the comparable period ended December 31, 2000, an increase of 328%. The improvement for the three and nine months ended December 31, 2001 was attributable to the quality of the new revenue resulting from the shift in the revenue mix to higher margin enterprise maintenance and professional services as discussed above. and gains realized from cost containment measures, somewhat offset by additional investments in sales and marketing activities and start-up costs on new major contracts.

Interest Expense

Interest expense for the three months ended December 31, 2001 decreased $76 thousand or 35% from the comparable period in 2000. For the nine months ended December 31, 2001, interest expense decreased $212 thousand or 31% from the comparable period in 2000. For the three and nine months the decrease in interest expense resulted primarily from lower interest rates.

Embezzlement Recovery

Embezzlement recoveries (net of settlement costs) for the nine months ended December 31, 2000 were $1.8 million. There were no embezzlement recoveries for the nine months ended December 31, 2001. For additional discussion see “Embezzlement Matter” in Note 3 to the condensed consolidated financial statements.

Income Taxes

Income taxes for the three and nine months ended December 31, 2001 and 2000 were $15 thousand and $45 thousand, respectively and related to state obligations.

Discontinued Operations

In June 2000 the Company sold its Operational Outsourcing Division and, accordingly, the financial results for this division have been reclassified as Discontinued Operations. The Company recognized a one time gain on the sale of the Division amounting to approximately $1.6 million (net of taxes of $200 thousand).

Net Income

For the three months ended December 31, 2001, net income was $109 thousand compared to $23 thousand for the comparable period in 2000. For the nine months ended December 31, 2001 net income was $187 thousand compared to $3.09 million for December 31, 2000.

For the nine months ended December 31, 2000, the Company reported income from discontinued operations of $244 thousand, a gain on the sale of discontinued operations of $1.6 million and embezzlement recoveries of $1.8 million. With these items excluded, the Company would have reported a net loss of $566 thousand compared to net income of $187 thousand, respectively, for the nine months ended December 31, 2000 and 2001.

Factors That May Affect Future Results

The Company’s future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, industry factors, the Company’s ability to successfully increase its business and effectively manage gross margins.

As described in Note 4, the Company entered into a Modification Agreement with its lender which among other things waived the covenant violations through and including December 31, 2001 and has extended the maturity of its credit facility through January 2, 2003. Under the provisions of the Modification Agreement there will be no further extensions of the agreement or future waivers of defaults under the facility.

The Company has received a commitment letter and is in the process of negotiating an $8.0 million credit facility with another lender, to replace the outstanding credit facility referenced above. It is contemplated that the new facility will have a term of 24 months and will bear interest at the lenders prime rate plus 3/4% adjusted daily. Management anticipates that the new facility will be consumated by March 30, 2002 although no assurances can be given.

The Company must continue to effectively maintain profitable gross margins in relation to revenues by directing new business development towards markets that complement or improve existing service lines. The Company believes it must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

The Company serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impact pricing of service activities. The Company’s operating results could be adversely affected by industry-wide pricing pressures, the ability of the Company to recruit, train and retain personnel integral to the Company’s operations and the presence of competitors with greater financial and other resources. Also, the Company’s operating results could be adversely impacted should it be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. The Company’s plan for growth includes intensified marketing efforts, an expanding commercial sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful.

Liquidity and Capital Resources

Historically the Company’s primary sources of funding have been cash flows from operations and borrowing under credit facilities. In prior years through a series of private placements, the Company issued $4 million of subordinated notes due July 1, 2002, and subsequently extended to January 2003 pursuant to a subordinated note agreement dated December 2000 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At December 31, 2001, the Company’s working capital was $3.8 million and its current ratio was 1.4. Improvement in the Company’s financial strength was attributable to more stringent cash management, accelerated collection activities, improved margins and improved expense management. Pursuant to the Company’s credit facility it is required to satisfy two financial covenants; funded debt to EBITDA and fixed charge coverage ratio. The Company was not in compliance with the funded debt ratio as of December 31, 2001. The lender has waived the violations through and including December 31, 2001. (See Note 4 to the condensed consolidated financial statements.)

Capital expenditures for the nine months ended December 31, 2001 have been substantially reduced from prior periods. The Company does not expect capital expenditures to increase significantly during the current fiscal year.

The subordinated debt agreements with an affiliate totaled $4 million at December 31, 2001. The credit facility agreement dated December 8, 2000 limits the payments of principal or interest on the subordinated debt. In December 2001, approximately $330,000 of accrued interest on the Company’s subordinated debt was satisfied by issuing 109,927 shares of the Company’s common stock (See Note 4 to the condensed consolidated financial statements.)

The Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements although there can be no assurances that all the aforementioned sources of cash can be realized.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates, primarily as result of the bank debt which partially finances its business. The floating interest debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate. Adverse changes in interest rates or the Company’s inability to refinance its long-term obligations may have a material negative impact on the Company’s operations.

The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company’s interest rate risk profile.

The information below summarizes the Company’s sensitivity to market risks as of December 31, 2001. The table presents principal cash flows and related interest rates by year of maturity of the Company’s funded debt. Note 6 to the consolidated financial statements in the annual report on Form 10-K contains descriptions of the Company’s funded debt and should be read in conjunction with the table below (amount in thousands).

Period Ending
December 31,
( Amounts in thousands)

Long-term debt
including current maturities)	2002	2003	Total Debt	Fair Value

Revolving credit agreement at the LIBOR rate plus 2.5%. Due January 2003. Average interest rate of 4.5%.	$5,813	$5,813	$5813	$5,813

7% subordinated note from affiliate due January 27, 2003.	2,000	2,000	2,000	2,000
8% subordinated notes from affiliate due January 2, 2003.	2,000	2,000	2,000	2,000

Total fixed debt	4,000	4,000	4,000	4,000

Total debt	$9,813	$9,813	$9,813	$9,813

At present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 3.
Quantitative and Qualitative
Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates will have a material effect on the Company’s operations.

At December 31, 2001, the Company had $9.8 million of debt outstanding of which $5.8 million has variable interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, it could have a materially adverse effect on future operations.

At present the Company is not conducting any foreign business and is therefore not subject to currency risk.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities under Regulation S-K Item 701

a)	Securities sold.

109,927 shares of Halifax Corporation common stock, par value $.24 issued on December 6, 2001.

b)	Underwriters.

No underwriter used. Shares of common stock issued to Research Industries, an affiliated company.

c)	Consideration.

Exchanged for 109,927 shares of common stock $330,880 accrued interest owed on subordinated debt due to affiliate.

d)	Exemption from registration claimed.

Exemption from registration claimed under Section 4(2) under the Securities Act of 1933.

e)	Terms of conversion or exercise.

None

f)	Use of Proceeds.

No proceeds were received. Issuance of common stock was used to satisfy accrued interest owed on subordinated debt due to an affiliate of the Company.

Item 6. Exhibits and Reports on Form 8-K

4.8    Modification Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)

Date: February 14, 2002	By:	s/Charles L. McNew Charles L. McNew President & CEO

Date: February 14, 2002	By:	s/Joseph Sciacca Joseph Sciacca Vice President, Finance & CFO