Form 10-K
period 2002-03-31
HALIFAX CORP
filed 2002-06-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 31, 2002
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the transition period from ______ to ______

Commission file Number 1-08964

Halifax Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-0829246
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA 22312
(Address of principal executive offices)

Registrant’s telephone number, including area code     (703) 750-2202

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.24 par value)	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past                (X)Yes (  )No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                (  )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 5, 2002 was $5,533,608 computed based on the closing price for that date.

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 5, 2002
Common Stock	2,175,613
$0.24 par value

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the Registrant’s 2002 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrants fiscal year end of March 31, 2002, are incorporated by reference into Part III.

PART I

Item 1. Business

Halifax Corporation (“Halifax” or the “Company”), headquartered in Alexandria, Virginia provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental clients. Halifax operates nationwide, providing 24x7 technology solutions that can meet the most stringent enterprise computing requirements, while enabling our clients to focus on their own core competencies.

Our primary technology offices include locations in:

Harrisburg, Pennsylvania Richmond, Virginia Trenton, New Jersey Charleston, South Carolina Frederick, Maryland Baltimore, Maryland Dallas, Texas Seattle, Washington

Our Company’s major initiatives consist of the following:

•	Enterprise Maintenance Solutions

We provide clients with a comprehensive enterprise maintenance solution through a single point of contact. Clients are offered a unique mix of proven nationwide coverage; multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a tailored solution that meets all of our clients’ desktop and network requirements, while reducing costs.

We provide maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 24x7 Dispatch Center, a state-of-the-art Depot Repair facility, inventory warehouses and a technical support staff support the enterprise maintenance clients. Halifax is an authorized service provider with many major manufacturers, including IBM, Compaq, Dell, Gateway, Hewlett Packard and Lexmark. Halifax works closely with clients to develop and implement the exact program needed to achieve their business objectives. We draw from a wide range of services expertise and established corporate technology base to deliver customized, results-driven enterprise maintenance solutions.

•	Seat Management / IT Solutions

Seat Management is a highly customizable and comprehensive service that encompasses the management, operation, and maintenance of an organization’s desktops, servers, communications, printers, peripherals and associated network infrastructure and components. The program transfers complete PC desktop responsibility along with all its associated services from the client to Halifax. In return, the organization is afforded a full spectrum of computing resources for a fixed price per “seat” through a single ordering process.

Our Seat Management Services provide clients with a business solution that is flexible enough to suit the unique requirements of the organization, while still offering the client absolute control over their IT environment by defining the level of service required to support the end users and their missions.

Our Seat Management Services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:

•	Reduce clients’ total cost of ownership

•	Improve service levels and response times

•	Reduce the administrative costs for procurement

•	Increase user productivity through decreased downtime

•	Amortize costs across thousands of users

•	Focus IT staff on core responsibilities

•	Eliminate the time and expense of storage, sale, and disposal of surplus equipment

•	Simplify accounting with one report, one invoice, and one charge per user

•	Create a single source of accountability for all PC desktop hardware, software, and services.

In addition, we provide clients with competitive advantages through innovative, cost-effective IT solutions that meet the unique business goals and technical requirements of an organization. Halifax specializes in the following IT services and solution areas:

Network Security

Our approach to network security assists clients in identifying risk and providing a clear roadmap for security planning. Halifax focuses on business strategy and security implementation. To solve the complex challenges of client’s business environments, we offer full-service security solutions while assisting clients in safeguarding their future success with solutions based on efficient processes and leading edge technology.

eBusiness/eGovernment

We have a mix of technical and creative resources to develop, deploy and support eBusiness/eGovernment initiatives. Halifax has been providing web services since 1995 and has assembled a group of skilled technical, creative, and project management professionals to provide clients with true interactive solutions to successfully deploy Internet-based business solutions. Moreover, Halifax partners with leading eBusiness partners such a SurfControl Software, Intel, and Business Intelligence, Inc. to provide clients with the latest available technology for this constantly evolving area.

Technical Enterprise Staffing

Our Enterprise Staffing group is responsible for delivering quality-based outsourcing, consulting, staff augmentation and placement services to clients. Our emphasis on maintaining high quality standards allows Halifax to service a diversified group of clients.

Hardware and Software Products

We are a proven provider of integrated IT solutions, with a professional staff of knowledgeable people who understand and anticipate customers’ needs. Moreover, we provide clients with a variety of software and hardware products that when combined with the expertise of Halifax system integration specialists, provide clients with a value added service.

Federal Government Communications Services

We serve the needs of various sectors of the Federal Government related to communication services in voice, data, and video; providing installation, engineering, maintenance and logistics support for communications projects worldwide. Principal customers include the US Army and the US Army National Guard. Orders are typically placed with the Company using multi-task support contracts including Long Term Life Cycle Support (LTLCS) and Digital Switch Systems Modernization Program (DSSMP).

Our highly trained communications professionals are experienced in the installation of Local and Wide Area Networks (LANs and WANs). Most of these communications professionals have current/active security clearances with major federal agencies. This advantage gives Halifax the ability to install secure or non-secure networks in sensitive areas of the government without the standard delay other companies incur in the waiting process.

Cabling Infrastructure Services

Includes inside/outside cable plant design, installation and consulting. These services are accomplished using single and multimode fiber optic cable, air blown fiber optic and low control cable.

Voice Telecommunication

Includes expertise in meeting complete voice installation needs with all major switch manufacturers. Moreover, these services provide installation needs for Voice over IP, Voicemail, Telecom Management Systems, Interactive Voice Response, and ADSL.

Complete Project Support

Halifax provides comprehensive project support from initial concept, through testing, to follow-up maintenance. Components include:

•	Site Survey and installation plans

•	Engineering integration plans and specifications

•	On-site engineering

•	Installation and testing

•	Drawings and documentation

•	Training and maintenance

•	Logistics support

Investment in Halifax involves various risks. Additionally, certain information contained herein may be deemed to constitute “forward looking statements”.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expression. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, difficulties we may have in attracting, and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions, continued favorable banking relations, the availability of capital to finance operations and planned growth, ramifications of the embezzlement matter referenced herein, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, our Company undertakes no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

HISTORY

We were incorporated in Virginia in 1967 as Halifax Engineering, Inc., the successor to the business begun as a sole proprietorship in 1967. On April 1, 1970, Halifax acquired the Field Service Division of United Industries. This expanded the business base in technical services and field engineering. In 1991, our Company’s name was changed to Halifax Corporation.

On June 30, 1993, we acquired the services division of Electronic Associates, Inc. The division expanded our non-federal business and provided an additional service line for simulator operations, maintenance and integration.

On April 1, 1996, we completed the acquisition of privately held CMS Automation, Inc. (CMSA) a Richmond, Virginia computer systems integration company. On November 25, 1996, Halifax, through its wholly owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. (CCI) of Hanover, Maryland. The combined entity name was changed to Halifax Technology Services Company (HTSC), a wholly owned subsidiary of Halifax Corporation. On April 1, 1999, HTSC was merged into Halifax Corporation and began operating as the Technology Services Division of the Halifax Corporation.

On May 31, 2000, we sold our Operational Outsourcing business (See Note 17 to the consolidated financial statements) which was non-core to the our long-term growth strategy. The Operational Outsourcing Division provided complete facilities management and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facilities operations.

As a result of our discontinuation of the outsourcing facilities operations, we operate in a single business segment; whereby we provide information technology services and solutions for commercial and government activities. These services include seat management, enterprise maintenance solutions, network security solutions ebusiness/egovernment development and communication services.

We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Its telephone number is (703) 750-2202, and its website is www.hxcorp.com. The information on our web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is only intended to be an inactive textual reference.

Embezzlement Matter

On March 18, 1999, we announced that an internal investigation had revealed a material embezzlement by the former controller of one of our subsidiaries. The embezzlement had a material effect on our financial statements. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from us and $400 thousand prior to its acquisition by Halifax. After net recoveries through March 31, 2001, the cumulative net embezzlement loss to us before taxes was approximately $7.7 million. During the year ended March 31, 2001, we recovered $1.6 million (net of recovery costs of $1.2 million). See “Legal Proceedings” for information regarding the termination of the investigation commenced by the Securities and Exchange Commission related to this embezzlement matter.

Concentration of Risk

The Company has a number of major customers. Our largest customer accounted for 16%, 17% and 12% of the Company’s revenues for the years ended March 31, 2002, 2001 and 2000, respectively. Our five largest customers collectively accounted for 42%, 33% and 33% of revenues for the years ended March 31, 2002, 2001 and 2000, respectively. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

Federal Government Contracts

A significant portion of our revenues have historically been derived from contracts and subcontracts with the United States Government. Excluding the sale of HTSI (“Discontinued Operations”) in fiscal years 2002, 2001 and 2000, we received revenues from 10, 15, and 29 Government contracts, respectively, which accounted for approximately 17%,

26%, and 25%, respectively, of the our total revenues. The embezzlement matter referred to above did not involve or affect our fulfillment of its Government contracts nor its accounting thereof, nor did it trigger any termination provisions under government contracts.

The services of Halifax are performed under time-and-material, fixed-price contracts, subcontracts, Indefinite Delivery/Indefinite Quantity (IDIQ), and General Services Administration (GSA) schedule contracts. For time-and-material contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed-price contracts, the Government pays us an agreed-upon price for services rendered. Under fixed-price contracts and time-and-material contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain losses.

Our Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the Government’s requirements or budgetary restrictions. When we participate as a subcontractor, it is subject to the risk that the primary contractor may fail or become unable to perform the prime contract.

All Government contracts are subject to termination at the convenience of the Government. If a contract were to be terminated for convenience, we would be reimbursed for its allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. While we operate under the risk that such terminations may occur, such terminations have been rare.

Contracts with the Government are generally complex in nature and require Halifax to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters. We have not experienced any material difficulty in complying with applicable Federal regulations.

We are sensitive to the present climate in the Government with respect to fraud, waste and abuse, and have adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures. In addition, all employees receive training in ethics and associated Company procedures, and a hot line has been established to encourage reporting of potential ethical violations.

The books and records of Halifax are subject to audit by the Defense Contract Audit Agency (DCAA), which can result in adjustments to contract costs and fees. Audits by DCAA have been completed for years through fiscal year 1999 with minimal adjustment to the Company’s cost accounting records and contract revenue reimbursement.

With the sale of the Operational Outsourcing Division on May 31, 2000, our dependence on Government contracts has been reduced. However, as a result of increased federal funding for Homeland Security efforts we expect to increase government contracts as a percentage of revenue in the future.

Commercial and State/Municipal Government Contracts

We continue to work towards expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and outsourcing opportunities. State/municipal government contracts may expand from privatization opportunities.

The following table reflects the distribution of revenues (in thousands) by type of customer excluding Discontinued Operations (see Management Discussion and Analysis for further discussion):

		Years Ended March 31,

	2002		2001		2000

State/Local	$22,776	46%	$23,881	46%	$16,435	31%
Commercial	18,082	37%	14,504	28%	23,394	44%
Federal Government	8,541	17%	13,365	26%	13,701	25%

Total	$49,399	100%	$51,750	100%	$53,530	100%

Type of Contracts

For the three years ended March 31, 2002, 2001 and 2000, 97%, 91% and 94%, respectively of our revenue received was from fixed priced revenue contracts.

Accounts Receivable

Trade accounts receivable at March 31, 2002 and 2001 represented 49% and 48% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenue earned with future payments due from the customer for which invoices will not be presented until a later period.

Backlog

Excluding Discontinued Operations, our funded backlog for services as of March 31, 2002, 2001 and 2000 was $73.0 million, $37.5 million, and $14.0 million, respectively. Of the $73.0 million of backlog at March 31, 2002, approximately 50% will be recognized during the next fiscal year. “Funded” backlog represents commercial orders and Government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.

Marketing

During 2002, we continued to build our direct sales and marketing organization with a focus on delivering additional services and solutions to our targeted markets and current client base. Our marketing efforts have focused on increasing brand awareness, creating a world-class web site, producing targeted sales aids, attending industry tradeshows, identifying high potential sales leads, and engaging in other public relations activities.

Halifax delivers services and solutions through a variety of distribution channels including contracting with Federal Government and State/Local Government entities. We continue to cultivate strong alliances with leading-edge technology vendors to deliver our services as well as to establish contracts directly with commercial clients in the Healthcare, Retail, and Utility markets. Our ability to successfully compete for Government contracts is largely dependent on recognizing Government requirements and opportunities, the submission of timely and responsive proposals, and a reputation for the successful completion of government contracts.

Competition

We have numerous competitors in all areas in which we do business. Some competitors are large diversified firms having substantially greater financial resources and larger technical staffs than ours, including, in some cases, the manufacturers of the systems being supported. Customer in-house capabilities can also be deemed to be competitors in that they perform certain services which might otherwise be performed by our Company. It is not possible to predict the extent of competition which present or future activities of Halifax will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which we are engaged are technology skills, quality, responsiveness, ability to perform within estimated time and expense limits and pricing.

Personnel

On March 31, 2002, we had 324 employees, of whom 7 were part-time and 5 were temporary employees. Because of the nature of services provided, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. Our Company believes its employee relations are excellent. Although many of the our personnel are highly specialized, our Company has not experienced material difficulties obtaining the personnel required to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in hiring personnel. We interface with a labor union on one of our government contracts. As of March 31, 2002, we believe relations with such union are excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.

The key executive officers of the Company who are not also directors are:

Joseph Sciacca, age forty-nine, Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to Halifax prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996 he was a principal in a tax and consulting firm.

Jim L. May, age sixty-six, Vice President Operations. Mr. May has been with Halifax since April 1, 1997. Prior to joining our Company, Mr. May was an independent Consultant from 1992 to 1997. Prior to that time Mr. May was a Vice President of Decision Data Corporation. Other positions held include Vice President, Bell Atlantic Corporation, Sorbus Service Division. He also was President and Chief Operating Officer for Beta Products Corporation. Mr. May has also served on the Board of Directors for Forney Special Products.

Thomas J. Basile, age forty-eight, Vice President, Sales and Marketing since March 2001. Mr. Basile was Vice President of Sales for MATCOM, an information technology integration firm, from June 1998 to February 2001 where he established vertical market eBusiness solutions for health care, human resources and claims processing. He was director of consulting for FDC Technologies from March 1996 to June 1998, where he was responsible for the sales and delivery of various information systems. Earlier experience included marketing and sales positions with Andersen Consulting, Price Waterhouse Coopers, and Grant Thornton LLP.

James L. Sherwood, IV, age sixty, is Vice President, Contracts and Administration. He previously served as Vice President of the our Facilities Services Division. He has been with the Company and its subsidiaries since 1978.

Item 2. Properties

We are obligated under 17 short-term facility leases connected with our operations. The total rent expenses under existing leases were $677 thousand, $972 thousand and $1.1 million for the years ended March 2002, 2001 and 2000, respectively. The information contained in “Item 1 Business” regarding the Company’s primary technology offices is hereby Incorporated by Reference. See Note 12 to the consolidated financial statements.

On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715 thousand was deferred and is being amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

Item 3. Legal Proceedings

On January 9, 2001, the Securities & Exchange Commission issued a formal order directing private investigation of the Company and unnamed individuals concerning trading activity in our Company’s securities, periodic reports filed by management with the SEC, certain accounting and financial matters and internal accounting controls. We cooperated fully with the SEC. In addition, we received an SEC subpoena for documents related to these matters. The staff of the SEC advised that the inquiry was confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. We believe the investigation was primarily related to the previously reported embezzlement by one of our former employees. By letter dated May 31, 2002, the Company was advised that the investigation of the Company undertaken by the Staff of the Securities and Exchange Commission was terminated and no enforcement action was recommended to the Securities and Exchange Commission.

There are no material pending legal proceedings to which our Company is a party. We are engaged in ordinary routine litigation incidental to the our business to which Halifax is a party. While we cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Company’s Common Stock, par value $0.24, is listed on the American Stock Exchange.

At June 5, 2002, there were approximately 608 holders of record of our common stock as reported by our Company’s transfer agent.

The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2002		Fiscal Year 2001

Fiscal Quarter	High	Low	High	Low

April - June	$2.67	$2.00	$7.25	$5.00
July - Sept.	2.31	1.75	6.25	5.25
Oct. - Dec.	3.13	1.84	5.75	2.75
Jan. - March	4.35	2.50	3.87	2.50

We did not declare a cash dividend in either fiscal year 2002 or 2001, and there is no assurance we will do so in future periods. Our current bank loan agreement prohibits the payment of dividends. As a Virginia corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the excess of our net assets over paid-in capital or, if there is no excess, our net profits for the current and/or immediately preceding fiscal year.

Recent Sales of Unregistered Securities.

On December 13, 2001, Halifax issued 109,927 shares of our common stock to Research Industries, Inc., a company which Mr. Scurlock is a majority shareholder, President and director and Mr. Grover is a director, executive officer and shareholder. The market value of the stock on the date of transfer was $331 thousand. After the transaction, Research Industries owned 825,707 shares of Halifax, or 37.0% of its outstanding common stock. The common stock was issued in lieu of a cash payment for accrued interest on our subordinated debt to Research Industries, Inc.

On December 1, 1999, the Company issued 35,480 shares of common stock with an aggregate value of $233 thousand in lieu of cash in payment of interest on notes due to Research Industries through October 31, 1999. The value of the stock was equal to the market price on date of issue. In December 2000, the Company made a cash payment of $200 thousand to Research Industries for interest due. At March 31, 2002, 2001 and 2000, interest payable to Research Industries was $101 thousand, $225 thousand and $125 thousand, respectively.

Item 6. Selected Financial Data

The following table includes certain selected financial data adjusted for Discontinued Operations (see Note 17 to the consolidated statements) of Halifax (amounts in thousands, except per share data). Our Company’s selected consolidated financial information set forth below together should be read in conjunction with the more detailed consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(In thousands except share data)	2002	2001	2000	1999	1998

Revenue – continuing operations	$49,399	$51,750	$53,530	$59,071	$56,219

Income (loss) from continuing operations	302	(840)	1,385	(5,316)	(5,512)
Discontinued operations	—	244	928	17	(88)
Gain on sale of discontinued operations	—	1,694	—	—	—

Net income (loss)	$302	$1,098	$2,313	$(5,299)	$(5,600)

Total Assets	$19,675	$17,966	$27,808	$38,735	$30,967

Long-term obligations	$11,295	$6,886	$12,793	$12,505	$12,923

Income (loss) per common share – basic continuing operations	$.14	$(.42)	$.70	$(2.64)	$(2.75)
Discontinued operations	—	.12	.47	.01	(.04)
Gain on sale on discontinued operations	—	.84	—	—	—

	$.14	$.54	$1.17	$(2.63)	$(2.79)

Income (loss) per common share – diluted Continuing operations	$.14	$(.42)	$.69	$(2.64)	$(2.75)
Discontinued operations	—	.12	.46	.01	(.04)
Gain on sale on discontinued operations	—	.84	—	—	—

	$.14	$.54	$1.15	$(2.63)	$(2.79)

Weighted average number of shares outstanding Basic	2,100,321	2,022,811	1,984,014	2,012,611	2,006,603
Diluted	2,106,478	2,022,811	1,999,811	2,012,611	2,006,603
Dividends per common share	$—	$—	$—	$.20	$.20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the fiscal years ended March 31, 2002, 2001 and 2000 and financial conditions as of March 31, 2002 and 2001. The comparison of the 2002 results with 2001 as well as the comparison of the 2001 results with 2000 were affected by the sale of discontinued operations and embezzlement recovery activities. Results of operations and related notes there to have been adjusted for discontinued operations. As a result of our discontinuation of the Operational Outsourcing business, we operate in a single business segment; whereby we provide information technology services and solutions for commercial and government activities. These services include seat management, enterprise maintenance solutions, network security solutions ebusiness/egovernment development and communication services.

				Years Ended March 31,
(In thousands except share data)
Results of Operations	2002	2001	Change	%	2001	2000	Change	%

Revenues	$49,399	$51,750	(2,351)	-5%	$51,750	$53,530	$(1,780)	-3%

Cost of services	44,574	50,281	(5,707)	-13%	50,281	51,183	(902)	-2%
Percent of revenues	91%	97%			97%	96%
Gross Margin	4,825	1,469	3,356	228%	1,469	2,347	(878)	37%

	10%	3%			3%	4%
Marketing	619	—	N/M		—	—	—	—
	1%	—	—		—	—	—	—
General and Administrative	3,210	2,886	324	11%	2,886	2,096	790	38%

Percent of revenues	5%	6%			6%	4%
Operating income (loss)	996	(1,417)	2,413	N/M	(1,417)	251	(1,668)	N/M
Percent of revenues	2%	-3%			-3%	0%
Interest expense	634	955	(321)	-34%	955	1,066	(111)	-10%
Other expense (income)	—	45	(45)	N/M	45	(55)	100	N/M
Embezzlement recovery	—	(1,600)	(1,600)	N/M	(1,600)	(2,250)	(650)	N/M

Income (loss) before taxes and discontinued operations	362	(817)	1,179	N/M	(817)	1,490	(2,307)	N/M
Income tax expense	60	23	37	260%	23	105	(82)	-78%

Income (loss) from continuing operations	302	(840)	1,142	N/M	(840)	1,385	(2,225)	N/M
Discontinued operations	—	244	(244)	N/M	244	928	(684)	-74%
Gain on sale of discontinued operations	—	1,694	(1,694)	N/M	1,694	—	1,694	N/M

Net income	$302	$1,098	(796)	-72%	$1,098	$2,313	(1,215)	-53%

Earnings (loss) per share – basic
Continuing operations	$.14	$(.42)			$(.42)	$.70
Discontinued operations	—	.12			.12	.47
Gain on sale of discontinued operations	—	.84			.84	—

	$.14	$.54			$.54	$1.17

Earnings (loss) per share – diluted
Continuing operations	$.14	$(.42)			$(.42)	$.69
Discontinued operations	—	.12			.12	.46
Gain on sale of discontinued operations	—	.84			.84	—

	$.14	$.54			$.54	$1.15

N/M = not meaningful

For the year ended March 31, 2002 compared to March 31, 2001

Revenues

For fiscal year 2002, net revenues of $49.4 million were 5% below 2001 net revenues, reflecting a shift in our business from hardware to services. Revenues declined principally in product delivery due to lengthening sales cycles relating to a general market slowdown in hardware orders. The reduction in hardware related revenue of approximately $8.0 million was partially offset by increases in services revenue of $5.6 million.

We experienced increases in professional services and long-term fixed-price service contracts. The expansion into new markets brought about by an increase in service contracts has increased the footprint of Halifax to include all 50 states and has expanded our services delivery capabilities to seven days a week twenty-four hours a day.

Revenues include the sale of product, consisting primarily of hardware and software, professional services, enterprise maintenance solutions and seat management services. Services revenue include monthly recurring fixed price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenue and recognized when earned. The revenue and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer. Product sales were $10.7 million, $14.7 million and $18.2 million for the years ended March 31, 2002, 2001 and 2000, respectively.

Cost of Services

Operating costs and expenses includes the cost of product, the direct costs, and selling expenses, including fringe benefits, physical plant and other costs. Cost of product was $9.7 million, $13.3 million and $16.6 million for the years ended March 31, 2002, 2001 and 2000, respectively.

The largest components of these costs is product cost. Product cost is highly variable and is dependent on two factors. First, for product sales the cost of product varies directly with the increase or decrease in sales volume. Second, on long term fixed price contracts, product costs vary depending upon the call volume received from customers during the period. Higher call volume typically would result in higher cost of services.

Cost of services for the year ended March 31, 2002 were $44.6 million a decrease of $5.7 million, or 13% compared with 2001. The decrease in cost of services was directly related to the decrease in hardware sales volume discussed above. A large part of our support costs and expenses includes direct labor and infrastructure costs for our service offerings. The reductions in cost related to product sales of approximately $10.4 million are offset by increased costs of $4.7 million in providing services on the long-term recurring contracts. As a result, we experienced improvements in gross margin increasing from $1.5 million during the year ended March 31, 2001 to $4.8 million in 2002, an increase of 228%.

The improvement in gross margin was attributable to the favorable change in sales mix to higher margin long-term services contracts and to continued cost containment policies.

Marketing, General and Administrative

Marketing, general and administrative expenses increased to $3.8 million from $2.9 million for the year ended March 31, 2002 as compared to fiscal year 2001. The increase of approximately $900 thousand or 33% is a result of several factors. During the year ended March 31, 2002 we created a company-wide marketing group. The marketing group was created to facilitate a nationwide sales campaign. In doing so we refined and redirected our sales force and strategy, focusing our direct sales efforts on specific targeted accounts and growing our base of strategic partners to strengthen our indirect sales channels, which has resulted in growth in higher margin service revenues. Marketing expense for the year ended March 31, 2002 was $619 thousand, which accounted for over two-thirds of the increase in marketing, general and administrative expenses over the prior year. The remaining increase in costs for marketing, general and administrative expense is attributable to higher professional fees, consulting services and increases in business insurance brought about by general market conditions.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended March 31, 2002 were $907 thousand compared to $998 thousand in 2001. The decrease of depreciation and amortization was a result of an increase in fully depreciated assets and a decrease in capital expenditures as compared to prior year.

Operating Income

For the year ended March 31, 2002, we had operating income of $1.0 million compared to an operating loss of $1.4 million over the same period last year. As discussed above the principal reasons for the improved performance were changes in revenue mix to higher margin longer term service contracts, the positive effect of on-going cost containment measures, and as a result, lower operating costs.

Interest Expense

Interest expense consisted primarily of interest on long-term debt. Interest expense for the year ended March 31, 2002 was $634 thousand compared to $955 thousand in 2001. The primary reason for lower expense was the significant reduction in interest rates during the year as a result of the general decline in market rates.

Non-Operational items

During the year ended March 31, 2002, we had no embezzlement recovery activity compared to a recovery of $1.6 million for the year ended March 31, 2001. During the year ended March 31, 2001 Halifax sold its Operational Outsourcing division, and accordingly, recorded income from discontinued operations and a gain on the sale of discontinued operations of $244 thousand and $1.7 million, respectively.

Income Taxes

We provided for a provision for income tax expense of $60 thousand for fiscal 2002 compared to $23 thousand in 2001. Income taxes are primarily related to state tax obligations. Our Company has a net operating tax loss carryforward of approximately $10 million which expires through 2019 and is available to substantially reduce its income tax expense for future periods.

Net Income

For the year ended March 31, 2002, net income was $302 thousand or $.14 per share, compared to $1.0 million or $.54 for the year ended March 31, 2001. The net income in 2001 was generated by embezzlement recoveries and the sale of the operational outsourcing division. Excluding these events from 2001, we would have reported a loss of $2.4 million during 2001.

For the year ended March 31, 2001 compared to March 31, 2000

Revenue

For the year ended March 31, 2001, total revenue decreased 3% to $51.8 million as compared to $53.5 million, for fiscal year 2000 a decrease of $1.7 million. The decrease was due to reductions in product sales and service orders caused by lengthening purchase decrease cycles related to the general slow down in the economy.

Cost of Services

Cost of services for the fiscal year ended March 31, 2001 decreased 2% from 2000 which was in proportion to the decrease in hardware and services revenue discussed above. A large part of cost of services includes direct labor and infrastructure costs which were semi-fixed in nature and included a charge for inventory obsolescence in fiscal year 2001 of $700 thousand due to uncertainties in the market place.

Gross Margins

For fiscal year 2001, gross margins decreased $878 thousand or 37% to $1.5 million compared to $2.3 million in March 31, 2000. The reduction in product sales, lower margins due to increased competition, longer selling cycles and excess capacity were the principal reasons for the decline in gross margins.

General and Administrative Expenses

During the year ended March 31, 2001 general and administrative expenses increased 38% or $790 thousand over fiscal 2000. The increase in costs is attributable to increases in professional fees, business insurance costs and upgrade and consolidation of our accounting systems.

Operating Income

We incurred an operating loss of $1.4 million during the fiscal year ended March 31, 2001 due primarily to the reductions in revenue, lower margins and the increase in general and administrative expenses as discussed above. For the year ended March 31, 2000, Halifax had operating income of $251 thousand.

Interest and Other Income or Expense

Interest expense declined $111 thousand or 10% to $955 thousand during the year ended March 31, 2001 compared to 2000 principally due to reduced borrowing and lower interest rates.

Other expense of $45 thousand in 2001 resulted from the disposition of certain obsolete fixed assets.

Embezzlement Recovery

During the years ended March 31, 2001, net embezzlement recoveries were $1.6 million, (net of recovery costs of $1.2 million); compared to $2.3 million (net recovery costs of $250 thousand, during the year ended March 31, 2000).

Income Taxes

At March 31, 2001, we recorded a provision for income tax of $23 thousand which was primarily for minimum state taxes. At March 31, 2000, we provided $105 thousand for income tax expense. We had remaining net operating loss carryforwards amounting to approximately $10.3 million at March 31, 2001.

Discontinued Operations

The net of tax results for Discontinued Operations for 2001 was $244 thousand compared to $928 thousand for 2000. The decrease in net income from discontinued operations in fiscal year 2001 was due to the shortened period of operations as a result of the disposition on May 31, 2000. We recorded a gain on the sale of discontinued operations of $1.7 million (net of income tax of $100 thousand) during fiscal year 2001.

Net Income (Loss) from Continuing Operations

The 2001 net loss of $840 thousand from continuing operations was due primarily to higher operating expenses offset by embezzlement recoveries of $1.6 million. The 2000 net income from operations of $1.4 million was principally the result of embezzlement recoveries of $2.25 million.

Net Income

For the year ended March 31, 2001, net income decreased $1.2 million to $1.0 million, a decrease of 53%. The major components that comprised the decrease were lower margins on sales of product and services, higher general and administrative expenses, lower embezzlement recoveries offset by income from and the gain on sale of discontinued operations. Net income for the year ended March 31, 2000 was $2.3 million, with $2.2 million of income related to embezzlement recoveries and $928 thousand related to discontinued operations.

Liquidity and Capital Resources

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our business and effectively manage expenses.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Halifax serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to the our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanding national sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful will be on terms advantageous to us.

Liquidity and Capital Resources (In thousands)	2002	2001	2000

Cash balance at March 31	$111	$231	$1,800

Working capital at March 31	$5,443	$(102)	$3,481

Net cash (used) provided by operations before impact of embezzlement	$(3,553)	$520	$1,641
Net cash recovered related to embezzlement	$—	1,600	5,078

Net cash provided by (used in) operating activities	$(3,553)	$2,120	$6,719

Net cash (used in) provided by investment activities	$(344)	$4,869	$(847)

Net cash provided (used in) by financing activities	$3,777	$(8,558)	$(4,072)

At March 31, 2002, we had working capital of $5.4 million and a current ratio of 1.59. The increase in working capital is attributable to net earnings and increases in long-term debt.

At March 31, 2001, we had negative working capital of $102 thousand and a current ratio of 0.99. The reduction in working capital was attributable to the loss from operations and significant curtailment of long-term debt. Working capital was provided from the sale of the operational outsourcing division, embezzlement recoveries and bank borrowings.

A summary of future minimum lease payments is in Note 12 to the consolidated financial statements. Capital expenditures in 2002 were $344 thousand, compared to $631 thousand in 2001 a substantial reduction from prior years. We anticipate fiscal year 2003 technology requirements to result in greater capital expenditures of approximately $400 thousand. Our Company continues to sublease a portion of its headquarters building generating approximately $400 thousand annually.

On March 6, 2002, we entered into a new revolving credit agreement with an $8 million maximum credit line. The loan has a term of 25 months maturing on April 6, 2004 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under this agreement are determined by applying stated percentages to the eligible receivables. The agreement has one financial covenant that requires the stockholders’ deficit not increase above $1.4 million. At March 31, 2002, our stockholders’ deficit was $1.3 million. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business to more services as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. Our Company believes that these recent profitable trends will continue, thereby allowing us to meet the financial covenant. However, there can be no assurance we will continue to meet this covenant. Should stockholders’ deficit rise above $1.4 million, we would work with the bank to arrive at a temporary equitable solution.

On March 12, 2002, the maximum amount of the loan was increased to $9.0 million and on April 30, 2002 the maximum amount of the loan was increased to $10.47 million. The increase of $2.47 million is for a period of six months. Effective October 30, 2002 the maximum amount of the loan will return to $8 million. Borrowings under the revolving line of credit at March 31, 2002 were $7.3 million. The extensions on the line of credit were to assure that we would have sufficient cash available for start-up costs related to new contracts or contract modifications and were not necessary to meet our current cash flow needs. The nature of our business requires us to invest a significant amount of cash upfront that will later be billed to our customers. We do not anticipate requiring the additional funds available beyond the extension period, but rather wanted the assurance that we have the capacity to actively pursue new contracts and effectively serve our existing customers.

If our customer base were to remain constant, we expect to have approximately $2.5 million available on our revolving line of credit through October 31, 2002 based on our forecasted projections. If we were to obtain a significant new contract or contract modification, our availability may be less as we are generally required to invest significant cash upfront that will later be billed to customers.

In November, when our revolving line of credit returns to its original maximum amount of $8 million, we project however, that there will be sufficient availability on the line to fund operations based upon improved cash receipts from contract billing and continued forecasted revenue growth and earnings increases. Our working capital is projected to increase steadily throughout fiscal year 2003.

On December 8, 2000, we entered into a revolving credit agreement with an $8 million maximum credit line. Amounts available under this agreement are determined by applying stated percentages to our Company’s eligible and unbilled receivables. As of March 31, 2001, we had an outstanding balance of $2.9 million with an additional $2.0 million available on the line of credit. The loan was paid in full on March 6, 2002.

The Revolving Credit Agreements prohibit the payment of dividends or distributions as well as limit the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis. The subordinated debt agreements with an affiliate totaled $4 million at March 31, 2001 and 2000. Principal repayment and interest payable on the subordinated debt agreements have been extended to April 6, 2004. (See Note 6 to the consolidated financial statements.)

On December 13, 2001, Halifax issued 109,927 shares of common stock in the amount of $331 thousand in lieu of cash in payment of interest on notes due to Research Industries through November 30, 2001. The value of the stock was equal to the market price on date of issue. January 2, 2002, we made a cash payment of $100 thousand to Research Industries for interest due . At March 31, 2002 and 2001, interest payable to Research Industries was $101 thousand and $225 thousand, respectively.

During the year ended March 31, 2000, the Company paid $105 thousand to a consultant who is now an officer of the Company.

In September 1999, we entered into a note payable arrangement with a major supplier of digital communications switches payable over 18 months with interest at 8.5%. The balance of the note due at March 31, 2001 was $632 thousand and was paid in full during fiscal year 2002.

Our Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through July 1, 2003, although there can be no assurances that all the aforementioned sources of cash can be realized.

The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments. (In thousands)

Year ended	Bank Line	Subordinated	Consulting	Operating
March 31,	of Credit	Debt (1)	Commitment (2)	Leases	Total

2003	—	—	50	669	719
2004	7,294	4,000	50	574	11,918
2005	—	—	50	477	527
2006	—	—	50	497	547
2007	—	—	50	482	532
Thereafter	—	—	100	991	1,091

Total	7,294	4,000	350	3,690	15,334

(1)  A related party (See Note 13), holds $2 million face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand, and $500 thousand face amount of the Company’s Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. These notes are each subordinate to the bank line of credit and cannot be paid without the consent of its bank.

(2)  The Company has a consulting advisory service commitment with a former CEO of the Company. From April 1, 1999 through March 31, 2009, the Company is to pay the former CEO $50 thousand per year for consulting services.

Application of Critical Accounting Policies

The methods, estimates and judgements we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Security and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition our most critical policies include: provision for loss contracts, inventory valuation reserve and allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles. We discuss these policies further below, as well as the estimates and management’s judgements involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these policies either do not generally require us to make estimates and judgements that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

We recognize service revenue based on contracted fees earned, net of credits and adjustments as the service is performed. Revenue from long-term fixed unit price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized upon the completion of the service. Certain seat-management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under theses and certain other contracts is recognized upon the completion of both the delivery and installation. Product sales were $10.7 million, $14.7 million and $18.2 million, with corresponding cost of sales of $9.7 million, $13.3 million and $16.6 million for the years ended March 31, 2002, 2001 and 2000, respectively. Revenue related to the fixed-price service agreements is recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenue when earned. Revenues are a function of the mix of long-term services contracts and time-and-material professional services. Revenues from time-and-material professional services are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins and continued downward pressure on hardware and software margins.

Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts. The gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based on the level of long-term professional services compared to product volume, including the mix of types of product being sold.

Our policy for valuation of inventory, including the determination of obsolete or excess inventory requires us to estimate the future demand based on prior usage to support our contracts and anticipated future demand. If the demand is less than anticipated, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve has ranged from 12% to 19% of inventory.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgement. Over the past three years bad debts expenses represented approximately .6% to 1.4% of revenue.

The Company routinely transfers receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The amount paid to the Company for the receivables by the transferee is approximately equal to the Company’s carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

We are in the process of adopting Financial Accounting Standards Nos. 141 and 142 on accounting for business combinations and goodwill. Accordingly we will no longer amortize goodwill, but will continue to amortize other acquisitions related costs. We expect amortization of acquisition related intangibles to be approximately $15 thousand, down from $213 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual assets lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the three years ended March 31, 2002.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal year 2003, we have begun the initial goodwill impairment test required by SFAS 142. Although it has not yet completed its analysis, the Company is not expecting an impairment loss to be recognized upon the adoption of SFAS 142. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of a potential impairment exists. Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. Halifax has been designated as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value their is no impairment and no further analysis is necessary. If our revenue and cost forecast may not be achieved, we fail to have continued profitability and market acceptance, or if the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.

We adopted Financial Accounting Standards No. 144 on accounting for the impairment or disposal of long-lived assets effective April 2, 2002. The adoption of this standard did not have any material impact on our financial statements.

We currently expect our tax rate to be approximately 7% for fiscal year 2003. This estimate is based upon current tax laws, the current estimate of earnings, and the utilization of our net operating loss carry-forward.

Our future results of operations and other forward looking statements contained herein involve a number of risks and uncertainties — in particular plans to cultivate new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization and potential future impairment of goodwill. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory values.

We believe that we have the service and product offerings, facilities, personnel and competitive resources for continued business success, however future revenues, costs, margins and profits are influenced by a number of factors, including those discussed above, all of which are difficult to forecast.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our Company is exposed to changes in interest rates, primarily as result of bank debt to finance its business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our operations.

The definitive extent of our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes Halifax’s sensitivity to market risks as of March 31, 2002. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains descriptions of our debt and should be read in conjunction with the table below (In thousands).

Long-term debt (including current maturities)	2004	Total Debt	Fair Value

Revolving credit agreement at the PRIME rate plus .75%. Due April 6, 2004. Average interest rate of 5.0%.	$7,295	$7,295	$7,295

7% subordinated note from affiliate due April 6, 2004.	2,000	2,000	2,000

8% subordinated notes from affiliate due April 6, 2004.	2,000	2,000	2,000

Total fixed debt	4,000	4,000	4,000

Total debt	$11,295	$11,295	$11,295

At present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Halifax Corporation:
Alexandria, VA

We have audited the accompanying consolidated balance sheets of Halifax Corporation and subsidiaries as of March 31, 2002, and 2001, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 for the years ended March 31, 2002, 2001 and 2000. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Halifax Corporation and subsidiaries at March 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

McLean, VA
May 27, 2002

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(Amounts in thousands except share and per share data)

	2002	2001	2000

Revenues	$49,399	$51,750	$53,530
Operating costs and expenses:
Cost of services	44,574	50,281	51,183

Gross margin	4,825	1,469	2,347
Marketing expense	619	—	—
General and administrative	3,210	2,886	2,096

Operating income (loss)	996	(1,417)	251
Interest expense	(634)	(955)	(1,066)
Other (expense) income	—	(45)	55
Embezzlement recovery	—	1,600	2,250

Income (loss) from continuing operations before income taxes	362	(817)	1,490
Income tax expense	60	23	105

Income (loss) from continuing operations	302	(840)	1,385
Income from discontinued operations net of income tax expense of $0 and $35 in 2001 and 2000, respectively	—	244	928
Gain on sale of discontinued operations (net of income taxes of $100)	—	1,694	—

Net income	$302	$1,098	$2,313

Earnings (loss) per common share-basic:
Continuing operations	$.14	$(.42)	$.70
Discontinued operations	—	.12	.47
Gain on sale of discontinued operations	—	.84	—

	$.14	$.54	$1.17

Earnings (loss) per common share-diluted:
Continuing operations	$.14	$(.42)	$.69
Discontinued operations	—	.12	.46
Gain on sale of discontinued operations	—	.84	—

	$.14	$.54	$1.15

Weighted average number of common shares outstanding – basic	2,100,321	2,022,811	1,984,014

Weighted average number of common shares outstanding – diluted	2,106,478	2,022,811	1,999,811

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND 2001
(Amounts in thousands except share and per share data)

	March 31,

	2002	2001

ASSETS
CURRENT ASSETS
Cash	$111	$231
Trade accounts receivable, net	9,733	8,643
Inventory, net	4,508	2,889
Prepaid expenses and other current assets	294	612

TOTAL CURRENT ASSETS	14,646	12,375
PROPERTY AND EQUIPMENT, net	1,604	1,956
GOODWILL AND INTANGIBLE ASSETS, net	2,981	3,192
OTHER ASSETS	444	443

TOTAL ASSETS	$19,675	$17,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,331	$5,024
Accrued expenses	3,825	5,966
Deferred maintenance revenue	1,000	855
Current portion of long-term debt	—	632
Income taxes payable	47	—

TOTAL CURRENT LIABILITIES	9,203	12,477
LONG-TERM BANK DEBT	7,295	2,886
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	457	516

TOTAL LIABILITIES	20,955	19,879

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 2,432,297 in 2002 and 2,322,370 in 2001
Outstanding - 2,175,613 in 2002 and 2,065,686 in 2001	588	562
Additional paid-in capital	5,015	4,710
Accumulated deficit	(6,671)	(6,973)
Less treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(1,280)	(1,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,675	$17,966

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(Amounts in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$302	$1,098	$2,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	907	998	1,055
Loss on sale or disposal of property and equipment	—	45	—
Gain on sale of discontinued operations	—	(1,694)	—
Common stock issued in lieu of interest	331	—	233
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,090)	4	10,242
(Increase) decrease in inventory	(1,619)	1,501	(441)
Decrease in prepaid expenses and other current assets	318	28	2,851
(Increase) decrease in other assets	(1)	417	(291)
Decrease in income tax receivable	—	—	808
Decrease in accounts payable, accrued expenses and other current liabilities	(2,834)	(444)	(9,037)
Increase (decrease) in income taxes payable	47	(36)	36
Increase (decrease) in deferred maintenance revenue	145	259	(992)
Decrease in deferred income	(59)	(56)	(58)

Net cash provided by (used in) operating activities	(3,553)	2,120	6,719

Cash flows from investing activities:
Purchase of property and equipment	(344)	(631)	(847)
Net proceeds from sale of discontinued operations	—	5,500	—

Net cash (used in) provided by investing activities	(344)	4,869	(847)

Cash flows from financing activities:
Proceeds from debt borrowings	31,909	25,003	43,207
Repayments of debt	(28,132)	(34,240)	(46,677)
Restricted cash	—	650	(650)
Proceeds from sale of stock upon exercise of stock options	—	29	48

Net cash provided by (used in) financing activities	3,777	(8,558)	(4,072)

Net (decrease) increase in cash	(120)	(1,569)	1,800
Cash at beginning of year	231	1,800	—

Cash at end of year	$111	$231	$1,800

See Note 15 for supplemental cash flow information.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(Amounts in thousands except
share and per share data)

	Common Stock		Additional	Retained	Treasury Stock

			Paid-In	Earnings
	Shares	Par Value	Capital	(Deficit)	Shares	Cost	Total

March 31, 1999	2,270,090	$549	$4,413	$(10,384)	256,684	$(212)	$(5,634)
Net income	—	—	—	2,313	—	—	2,313
Exercise of Stock Options	10,800	2	46	—	—	—	48
Issuance of
Common Stock	35,480	9	224	—	—	—	233

March 31, 2000	2,316,370	$560	$4,683	$(8,071)	256,684	$(212)	$(3,040)
Net income	—	—	—	1,098	—	—	1,098
Exercise of Stock Options	6,000	2	27	—	—	—	29

March 31, 2001	2,322,370	$562	$4,710	$(6,973)	256,684	$(212)	$(1,913)
Net income	—	—	—	302	—	—	302
Issuance of Common Stock	109,927	26	305	—	—	—	331

March 31, 2002	2,432,297	$588	$5,015	$(6,671)	256,684	$(212)	$(1,280)

See notes to consolidated financial statements.

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1.        SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity — Halifax Corporation (the “Company”) provides information technology services and solutions for commercial and government activities. These services include seat management, enterprise maintenance solutions, network security solutions, eBusiness/eGovernment development and communication services.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. Halifax Technical Services, Inc. (HTSI) was sold effective May 31, 2000 (see Note 17). All significant intercompany transactions are eliminated in consolidation.

Accounts Receivable — Receivables are primarily attributable to trade receivables in the ordinary course of business. Allowance for doubtful accounts is provided for estimated losses resulting from our customers inability to make required payments. (See Note 3)

The Company routinely transfers receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The amount paid to the Company for the receivables by the transferee is approximately equal to the Company’s carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

Inventory — Inventory consists principally of spare computer parts, computer and computer peripheral, hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $600 thousand and $700 thousand at March 31, 2002 and 2001, respectively.

Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 4 years for automotive equipment, 3-10 years for machinery and equipment, 5-10 years for furniture and equipment and the lease life for building improvements.

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds discounted net cash flows attributable to such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets as of March 31, 2002 or 2001.

Intangible Assets and Goodwill – Intangible assets, including goodwill in acquired companies, described in Note 5, are being amortized using the straight-line method over periods ranging from 10 to 25 years. The Company examines the carrying value of its goodwill to determine whether there are any impairment losses or if indicators of impairment are present. If future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. No reduction of goodwill for impairment was recorded in 2002 or in 2001. See “New Accounting Pronouncements”.

Deferred Maintenance Revenue — Deferred maintenance revenue is derived from contracts for which customers pay in advance for services to be performed at a future date.

Revenue Recognition — Service revenue is derived from contracts with various federal and state agencies as well as from commercial enterprises. We recognize service revenue based on contracted fees earned, net of credits and adjustments as the service is performed. Revenue from long-term fixed unit price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized upon the completion of the service. Certain seat-management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under theses and certain other contracts is recognized upon the completion of both the delivery and installation. Product sales were $10.7 million, $14.7 million and $18.2 million, with corresponding cost of sales of $9.7 million, $13.3 million and $16.6 million for the years ended March 31, 2002, 2001 and 2000, respectively. Revenue related to the fixed-price service agreements is recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenue when earned. Losses on contracts, if any are recognized in the period in which they become determinable.

Income Taxes — The Company provides for deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates for the period in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Comprehensive Income — For the years ended December 31, 2002, 2001 and 2000, the Company did not identify any transactions that should be reported as other comprehensive income other than net income.

Stock-Based Compensation — The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25 Compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

Earnings Per Common Share — The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the loss from continuing operations in the year ended March 31, 2001, the computation of diluted earnings per share for that year is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as unbilled accounts receivable, allowance for doubtful accounts, depreciation, inventory valuation reserves and taxes.

Reclassification — Certain reclassifications have been made in the 2002, 2001 and 2000 financial statements to conform to the 2002 presentation. The consolidated statement of operations and related notes thereto have been adjusted to reflect Discontinued Operations arising from the sale of the Company’s Operational Outsourcing Division (HTSI). (See Note 17.)

Concentration of Risk — The Company has a number of major customers. The Company’s largest customer accounted for 16%, 17% and 12% of the Company’s revenues for the years ended March 31, 2002, 2001 and 2000, respectively. The Company’s five largest customers collectively accounted for 42%, 33% and 33%, of revenues for the years ended March 31, 2002, 2001 and 2000, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change.

New Accounting Pronouncements — On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have any impact on the Company’s financial statements.

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations.” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 will also require recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

In connection with the goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

The Company will adopt the provisions of SFAS 141 and SFAS 142 as of April 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Effective April 1, 2002, the Company will stop amortizing goodwill, but will continue amortizing other intangible assets with finite lives. The Company will perform the initial goodwill impairment test required by SFAS 142 during its first quarter of fiscal 2003. Although it has not yet completed its analysis, the Company is not expecting an impairment loss to be recognized upon the adoption of SFAS 142. We will continue to test for impairment on an annual basis.

In June 2001, the FASB issued SFAS No 143 “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS 143 will have any material impact upon the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 2, 2002. The adoption of this standard did not have any material impact on the Company’s financial statements.

2.     EMBEZZLEMENT MATTER

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company’s subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15 million was embezzled from the Company and $400 thousand prior to its acquisition by Halifax. The embezzlement had a material effect on the Company’s financial statements. After net recoveries through March 31, 2001, as discussed below, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million. There were no embezzlement recoveries during fiscal year 2002.

During the year ended March 31, 2001, the Company recovered $1.6 million (net of recovery costs of $1.2 million). During the year ended March 31, 2000, the Company recovered $2.2 million (net of recovery costs of $250 thousand) in conjunction with its embezzlement recovery activities.

Recoveries relating to the embezzlement were as follows: (In thousands)

Fiscal 2001	$2,756
Fiscal 2000 and prior	7,000

Total recoveries	9,756
Recovery costs	(2,406)

Net recoveries	$7,350

3.     ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:	March 31,
(In thousands)
	2002	2001

Amounts billed	$9,738	$7,994
Amounts unbilled	285	968

Total	10,023	8,962
Allowance for doubtful accounts	(290)	(319)

Total	$9,733	$8,643

4.     PROPERTY AND EQUIPMENT

Property and equipment consists of:	March 31,
(In thousands)
			Estimated
	2002	2001	Useful Lives

Machinery and equipment	$4,391	$4,235	4 years
Furniture and fixtures	511	426	3 – 10 years
Building and improvements	508	447	5 – 10 years
Automotive equipment	—	21	12 years

Total	$5,410	$5,129
Accumulated depreciation	(3,806)	(3,173)

Total	$1,604	$1,956

5.     GOODWILL AND INTANGIBLE ASSETS

Amortization of Goodwill is calculated using the straight-line method over the estimated useful lives ranging from 10 to 25 years. Contract rights are amortized over ten years. As of March 31, 2002 and 2001, contract rights totaled approximately $34 thousand and $41 thousand, respectively, net of accumulated amortization of $115 thousand and $108 thousand, respectively. As of March 31, 2002 goodwill consisted of $2.6 million being amortized over 20 years, $397 thousand being amortized over 25 years, $1.3 million being amortized over 24 years. Amortization expense was $210 thousand for March 31, 2002 and 2001, respectively.

(In thousands)	March 31,

	2002	2001

Goodwill	$4,244	$4,244
Contract Rights	149	149
Accumulated Amortization	(1,412)	(1,201)

Net Goodwill	$2,981	$3,192

As a result of the disposition of its operational outsourcing division (HTSI), the net book value of goodwill was reduced by approximately $700 thousand and resulting annual amortization of goodwill was reduced by approximately $60 thousand. (See Note 17)

Pursuant to Statement of Financial Accounting Standards 142 (SFAS 142) we will no longer amortize goodwill effective April 1, 2002. See “New Accounting Pronouncements”.

6.     LONG-TERM DEBT

	March 31,

	(In thousands)
Long-term debt consists of:	2002	2000

Revolving credit facility dated March 6, 2002 maturing April 6, 2004 with a maximum line of $8 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2002, $705 thousand was available to the Company under the terms of the agreement. The loan has a term of 25 months maturing on April 6, 2004 and bear interest at the banks prime rate plus 3/4%. The interest rate at March 31, 2002 was 4.55%. The loan contains a subjective acceleration clause whereby the lender may demand payment on the loan under certain circumstances as defined in the agreement
	$7,295	$—
On March 12, 2002 the maximum amount of the loan was increased to $9.0 million and on April 30, 2002 the maximum amount of the loan was increased to $10.47 million. The increase of $2.47 million is for a period of six months. Effective October 30, 2002 the maximum amount of the loan will return to $8 million. Borrowings under the revolving line of credit at March 31, 2002 were $7.3 million

Revolving credit facility effective December 8, 2000 maturing August 31, 2002 with a maximum line of $8 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible billed and unbilled receivables. At March 31, 2001, $4.9 million was available to the Company under the terms of the agreement. Interest accrues on the principal at the LIBOR rate plus 2.5%. The interest rate at March 31, 2001 was 7.58%. The note was paid in full on March 6, 2002	—	2,886

Subtotal bank debt	7,295	2,886

7% Convertible Subordinated Debenture with an affiliate (see Note 13) dated January 27, 1998. Principal due in full on April 6, 2004. Interest payable semiannually in arrears beginning August 1, 1998. May be prepaid by the Company on any date more than two years after January 27, 1998 Convertible to common stock by note holder at any time at a conversion price of $11.72 per common share	2,000	2,000
Subordinated note with an affiliate (see Note 13) dated October 8, 1998 Principal due in full April 6, 2004 but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%	690	690
Subordinated note with an affiliate (see Note 13) dated October 13, 1998 Principal due in full April 6, 2004 but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%	310	310
Subordinated note with an affiliate (see Note 13) dated November 2, 1998 Principal due in full April 6, 2004 but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%	500	500
Subordinated note with an affiliate (see Note 13) dated November 5, 1998 Principal due in full April 6, 2004 but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%	500	500

Subtotal – debt affiliated parties	4,000	4,000

Subordinated note dated September 2, 1999. Principal and interest payments of $299,965 due on the first of each month. The note bears interest of 8.5%. Total amount was due as of March 31, 2001	—	632

Total debt	11,295	7,518
Less current maturities	—	632

Total long-term debt	$11,295	$6,886

The Company is in compliance with the covenant of its credit and security agreement at March 31, 2002. The covenant requires that stockholders deficit not increase above $1.4 million.

On December 8, 2000, the Company entered into a revolving credit agreement which refinanced the Company’s revolving credit line. Advances under the revolving agreement are collateralized by a first priority security interest on all the Company’s assets as defined in the financing and security agreement. The agreement also contains certain financial covenants and reporting covenants. The loan was paid in full on March 6, 2002.

The revolving credit agreements prohibit the payment of dividends or distributions as well as the payment of principal or interest on Subordinated Debt. Interest expense on Subordinated Debt is accrued on a current basis.

In September 1999, the Company entered into a note payable agreement with a major supplier of digital communications switches. The balance of the note due March 31, 2001 was $632 thousand. The note was paid in full during the fiscal year ended March 31, 2002.

The aggregate annual maturities of long-term debt, based on the terms of the new banking agreement, are as follows for the fiscal years ending March 31: (In thousands)

2004	$11,295

Total	$11,295

The carrying value of the revolving credit facility approximates fair market value at March 31, 2002. Because other subordinated debt of $2 million with an interest rate of 7% and $2 million with an interest rate of 8% is with a related party it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.

7.     ACCRUED EXPENSES

Accrued expenses consist primarily of the following:

	March 31,

(In thousands)
	2002	2001

Accrued lease payments	$1,502	$993
Accrued contract costs	747	3,138
Accrued vacation	499	478
Accrued payroll	568	540
Payroll taxes accrued and withheld	124	155
Other accrued expenses	385	662

	$3,825	$5,966

8.     STOCK–BASED COMPENSATION

Stock Options — On September 16, 1994, the shareholders approved the new Key Employee Stock Option Plan (“1994 Plan”). Options expire five to ten years after the date of grant. The maximum number of shares of the Company’s common stock subject to the 1994 Plan and approved for issuance was originally 280 thousand shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. On March 2, 2000, the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400 thousand shares.

A summary of options activity is as follows:

		Weighted
		Average Exercise
	Number of	Price Per
	Shares	Share

1994 PLAN

Outstanding at March 31, 1999	143,201	$6.72
Granted	202,000	6.07
Exercised	(10,800)	4.80
Forfeited/Expired	(121,033)	6.19

Outstanding at March 31, 2000	213,368	$6.50

Granted	134,000	$4.70
Exercised	(6,000)	4.77
Forfeited/Expired	(51,518)	6.89

Outstanding at March 31, 2001	289,850	$5.60

Granted	111,500	$3.63
Exercised	—	—
Forfeited/Expired	(104,850)	5.46

Outstanding at March 31, 2002	296,500	$4.90

The following table summarizes the information for options outstanding and exercisable under the 1994 Plan at March 31, 2002.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$7.81	5,000	2 years	$7.81	3,750	$7.81
5.75-7.56	92,000	8 years	6.35	—	—
5.38-5.50	54,000	9 years	5.47	—	—
2.60-4.05	145,500	10 years	3.68	—	—

$2.60-7.81	296,500		$4.90	3,750	$7.81

A summary of Non-Employee Directors Stock Option Plan activity is as follows:

		Weighted
		Average Exercise
	Number of	Price Per
	Shares	Share

Outstanding at March 31, 1999	42,000	$9.33
Granted	—	—

Outstanding at March 31, 2000	42,000	$9.33

Granted	13,000	$7.03-7.06
Cancelled	(8,250)	9.28

Outstanding at March 31, 2001	46,750	$8.27

Granted	21,000	$1.80

Outstanding at March 31, 2002	67,750	$7.03

The following table summarizes the information for options outstanding and exercisable under the Non-Employee Directors Stock Option Plan at March 31, 2002.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$10.25	24,250	6 years	$10.25	22,628	$10.25
7.03	10,500	7 years	7.03	10,500	7.03
7.06	12,000	8 years	7.06	9,019	7.06
5.69	8,000	9 years	5.69	8,000	5.69
1.80	13,000	10 years	1.80	4,503	1.80

$1.80-10.25	67,750		$7.03	54,650	$7.74

Stock-based incentive awards granted under the 1994 Employee Stock Option Plan prior to March 31, 2001 were stock options with 10 year terms with cliff vesting after four years. Employee stock options granted subsequent to March 31, 2001 were stock options with 10 year terms which vest monthly over a four year period following the completion of one year of service from the date of grant. Upon separation from the company, former employees have 30 days to exercise vested options.

The initial stock-based incentive awards granted under the 1999 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vest monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year.

The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant.

The fair value of each of the Company’s option grants is estimated on the date of grant using Black-Scholes option – pricing model as prescribed by SFAS No. 123 using the following assumptions for the years ended March 31, 2002, 2001 and 2000: risk-free interest rate of 5.10%, 4.65% and 5.8 % respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the Company’s common stock of 88.7%, 80.4% and 44.9% respectively, and weighted-average expected option life of five to ten years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during 2002, 2001 and 2000 were $2.20, $3.01 and $ 2.91 respectively.

For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123, had compensations cost been determined based on the fair value of awards granted in 2002, 2001 and 2000 the net income attributable to common shareholders would have been as follows:

	Year Ending March 31,

(In thousands except for per share data)	2002	2001	2000

Net income (as reported)	$302	$1,098	$2,313
Earnings per common share (as reported):
Basic	$.14	$.54	$1.17
Diluted	$.14	$.54	$1.15

Proforma net income	$41	$868	$2,067
Proforma earnings per common share:
Basic	$.02	$.43	$1.04
Diluted	$.02	$.43	$1.03

9.     EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $109 thousand, $129 thousand and $198 thousand for the years ended March 31, 2002, 2001 and 2000, respectively. Union employees receive benefits as prescribed in their collective bargaining agreement.

10.     EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in this Plan during the three years ended March 31, 2002.

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

The components of income tax expense for continuing operations are as follows for the years ended March 31:

(In thousands)	2002	2001	2000

Current expense:
Federal	$4	$5	$15
State	56	18	5

Total current:	60	23	20
Deferred expense:
Federal	—	—	85
State	—	—	—

Total deferred:	—	—	—

Income tax expense	$60	$23	$105

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(In thousands)	2002	2001

Deferred tax assets:
Accounts receivable reserves	$143	$146
Inventory reserve	384	114
Accrued compensation/vacation	244	216
AMT credit carryforwards	53	66
Net operating loss carryforward	3,560	3,488
Deferred gain on building sale	224	233

	4,608	4,263
Deferred tax liabilities:
Depreciation/amortization	$778	$434
Contract claims/other	—	2

	778	436

	3,830	3,827

Valuation allowance	(3,830)	(3,827)

Net deferred tax asset	$—	$—

Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards and other deferred tax assets in its fiscal 2002 and 2001 financial statements. The change in the valuation allowance results primarily from the use of the net operating loss carryforward of $146 thousand to offset taxable income in the current year and increases of estimates of approximately $149 thousand.

The differences between the provision for income taxes at the expected statutory rate for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2002	2001	2000

Provision (benefit) for income taxes at statutory rate	35.0%	(34.0)%	34.0%
State taxes, net of federal benefit	9.2	(5.0)	5.8
Other (goodwill amortization)	25.1	3.0	4.5
Valuation allowance	(52.7)	38.8	(39.5)

Total	16.6%	2.8%	4.8%

The Company has a $10 million of net operating loss carryforwards virtually all of which expires in fiscal 2019.

12.     LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31: (In thousands)

Year ending March 31,

2003	$669
2004	574
2005	477
2006	497
2007	482
thereafter	991

Total minimum lease payments	$3,690

Deferred income of $457 thousand and $516 thousand at March 31, 2002 and 2001 represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred revenue is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $677 thousand, $972 thousand and $1.1 million for the years ended March 31, 2002, 2001 and 2000, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2002 are $1.9 million.

13.     RELATED PARTY TRANSACTIONS

During the years ended March 31, 2002, 2001 and 2000, the Company paid $25 thousand, $0, and $103 thousand respectively, for legal services to a former Board member serving as General Counsel.

Research Industries, Incorporated, the owner of 825,707 shares, or 37% of the Company’s common stock, holds $2 million face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand $500 thousand and $500 thousand face amount of the Company’s Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $300 thousand for 2002, 2001 and 2000. (See Note 6).

On December 13, 2001, the Company issued 109,927 shares of common stock in the amount of $331 thousand in lieu of cash in payment of interest on notes due to Research Industries through November 30, 2001. The value of the stock was equal to the market price on date of issue. On January 2, 2002, the Company made a cash payment of $100 thousand to Research Industries for interest due. At March 31, 2002 and 2001, interest payable to Research Industries was $101 thousand and $225 thousand, respectively.

On December 1, 1999, the Company issued 35,480 shared of common stock in the amount of $233 thousand in lieu of cash in payment of interest on notes due to Research Industries through October 31, 1999. The value of the stock was equal to the market price on date of issue. In December 2000, the Company made a cash payment of $200 thousand to Research Industries for interest due. At March 31, 2002 and 2001, interest payable to Research Industries was $101 thousand and $225 thousand, respectively.

During the year ended March 31, 2000, the Company paid $105 thousand to a consultant who is now an officer of the Company.

14.     COMMITMENTS AND CONTINGENCIES

Costs incurred by the Company on the performance of U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company’s business to which the Company is a party.

15.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes during the years ended March 31:

(In thousands)	2002	2001	2000

Interest	$634	$1,044	$1,547

Income taxes	$60	$158	$20

Disclosure of non-cash financing activities:
Common Stock issued in lieu of interest	$331	$—	$—

16.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:
(In thousands except per share data)

	Years Ended March 31,

	2002	2001	2000

Numerator for earnings per share:
Net income (loss) as reported from:
Continuing operations	$302	$(840)	$1,385
Discontinued operations	—	244	928
Gain on sale of discontinued operations	—	1,694	—

Net income	$302	$1,098	$2,313

Denominator:
Denominator for basic earnings per share-	2,100,321	2,022,811	1,984,014
Weighted-average shares outstanding
Effect of dilutive securities:
7% convertible debenture	—	—	—
Employee stock options	6,158	—	15,797

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	2,106,478	2,022,811	1,999,811
Earnings (loss) per share – basic:
Continuing operations	$.14	$(.42)	$.70
Discontinued operations	—	.12	.47
Gain on sale of discontinued operations	—	.84	—

Basic earnings per share	$.14	$.54	$1.17

Diluted earnings per share:
Continuing operations	$.14	$(.42)	$.69
Discontinued operations	—	.12	.46
Gain on sale of discontinued operations	—	.84	—

Diluted earnings per share	$.14	$.54	$1.15

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earning per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the loss from continuing operations in the year ended March 31, 2000, the computation of diluted earnings per share for those years is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents. For the years ended March 31, 2002, 2001,and 2000, the convertible debenture was anti-dilutive and therefore not included in diluted earnings per share.

17.     DISCONTINUED OPERATIONS

During the fourth quarter ended March 31, 2000, the Company announced a plan to divest itself of its Operational Outsourcing Division (HTSI). On May 31, 2000 the transaction was consummated.

On June 2, 2000, the Company executed and delivered a Stock Purchase Agreement dated as of May 31, 2000, with U.S. Facilities, Inc., a Delaware corporation (“Buyer”) providing for the sale by the Company to Buyer of Company’s operational outsourcing business.

At the Closing the Company sold to Buyer, all of the capital stock of its wholly-owned subsidiary, Halifax Technical Services, Inc. for a purchase price of $5.6 million. Summary operating results of the Discontinued Operations are as follows: (In thousands)

	For the years ended
	March 31,
	2001	2000

Revenue	$4,636	$26,246
Costs and expenses	4,392	25,283

Operating income	244	963
Income tax expense	—	35

Income from discontinued operations	$244	$928

For the years ended March 31, 2001 and 2000, interest expense of approximately $89 thousand and $522 thousand, respectively, was charged to the Discontinued Operations. Interest expense was allocated to Discontinued Operations based on the relationship of Discontinued Operations net assets to total net assets.

18.     SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as required. The Company’s business activities are considered to be in one business segment which provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers. Since the discontinuation of the Operational Outsourcing business (Note 17), we have and continue to operate in a single business segment.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the years ended March 31, 2002, 2001 and 2000 were $8.5 million (17%), $13.4 million (26%) and $13.7 million (25%), respectively. The reduction in United States Government revenue in fiscal 2000 was primarily a result of reduced deliveries of digital telecommunications switches under long-term contracts.

19.     UNAUDITED QUARTERLY RESULTS OF OPERATIONS:

(In thousands except for per share data)

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Revenue	$10,817	$11,672	$13,249	$13,661
Net income	$18	$60	$109	$115
Basic earnings per share	$.01	$.03	$.04	$.05

Diluted earning per share	$.01	$.03	$.04	$.05

	June 30,	September 30,	December 31,	March 31,
	2000	2000	2000	2001*

Revenue	$12,910	$12,422	$14,733	$11,685
Operating (loss) income	$(36)	$(53)	$254	$(1,582)
(Loss) income from continuing operations	$(483)	$1,715	$23	$(2,095)
Net income (loss)	$1,355	$1,715	$23	$(1,995)
Basic earnings per share
Continuing operations	$(.24)	$.85	$.01	$(1.04)
Discontinued operations	.12	—	—	—
Gain on sale of discontinued operations	.79	—	—	.05

	$.67	$.85	$.01	$(.99)

Diluted earning per share
Continuing operations	$(.24)	$.80	$.01	$(1.04)
Discontinued operations	.12	—	—	—
Gain on sale of discontinued operations	.79	—	—	.05

	$.67	$.80	$.01	$(.99)

*Fourth quarter 2001 results include a pretax charge of $700 thousand to increase the allowance for inventory valuation due to uncertainties in the market brought on by the economic downturn.

Halifax Corporation

Schedule II, Valuation and Qualifying Accounts

March 31, 2002

	Balance at	Additions		Balance at
	beginning	charged to		end of
	of year	cost & expense	Deductions	Year

Year Ended March 31, 2002

Allowance for doubtful accounts	$319,000	$300,000	$329,000	$290,000

Allowance for inventory obsolescence	$700,000	$200,000	$300,000	$600,000

Year Ended March 31, 2001

Allowance for doubtful accounts	$403,000	$300,000	$384,000	$319,000

Allowance for inventory obsolescence	$125,000	$1,660,000	$1,085,000	$700,000

Year Ended March 31, 2000

Allowance for doubtful accounts	$657,000	$510,000	$764,000	$403,000

Allowance for inventory obsolescence	$1,500,000	$628,000	$2,003,000	$125,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

The information regarding executive officers who are not also directors is hereby incorporated by reference.

Item 11. Executive Compensation

The information required to be included in Item 11 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company has two equity compensation plans, the 1994 Key Employee Stock Option Plan and the Non-Employee Director’s Stock Option Plan.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 options available for issuance. As of March 31, 2002, there were 16,800 options previously exercised, 296,500 options issued, and 86,700 options available for grant. The Non-Employee directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2002 there were 67,750 options issued and 32,250 options available for grant.

Equity Compensation Plan Information

The following table sets forth the information regarding equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining for future
	of outstanding options,	outstanding options,	issuance under equity
	warrants and rights	warrants and rights	compensation plans
(excluding securities
reflected in column
(a))
Equity compensation plans approved by security holders	364,250	$5.27	118,950

Equity compensation plans not approved by security holders	—	—	—

Acquired/Assumed equity compensation plans (Aggregated)	—	—	—

Individual Arrangements (Aggregated)	—	—	—

Total	364,250	$5.27	118,950

The information required to be included in Item 12 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By /s/Charles L. McNew Charles L. McNew President and Chief Executive Officer	Date: 6/14/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles L. McNew Charles L. McNew Principal Executive Officer	President and Chief Executive Officer, Director	6/14/02

/s/Joseph Sciacca Joseph Sciacca Principal Financial and Accounting Officer	Vice President, Finance and Chief Financial Officer	6/14/02

/s/Arch C. Scurlock Arch C. Scurlock	Chairman of the Board of Directors	6/14/02

/s/John H. Grover John H. Grover	Director	6/14/02

/s/Thomas L. Hewitt Thomas L. Hewitt	Director	6/14/02

/s/John M. Toups John M. Toups	Director	6/14/02

/s/Daniel R. Young Daniel R. Young	Director	6/14/02

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report: as Item 8

1.     Consolidated Financial Statements

•	Independent Auditors’ Reports

•	Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000

•	Consolidated Balance Sheets as of March 31, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

•	Schedule II, Valuation and Qualifying Accounts

All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

1	Stock Purchase Agreement Between US Facilities and Halifax dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000)
2	Transition Agreement by and Among Halifax Corporation, Halifax Technical Services, Inc. and US Facilities dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000)
3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)
3.2	By-laws, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 1995.)
3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)
4.1	Loan and Security Agreement dated January 30, 1989 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended March 31, 1989.)

4.2	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated Dec. 11, 1992 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10-K for the Year ended March 31, 1993.)

4.3	Loan agreement dated June 30, 1993 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 31, 1994.)
4.4	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated November 14, 1994 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1995.)

4.5	Fifth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated June 25, 1998 and restated notes (Incorporated by reference to Form 8-K dated October 6, 1998.)
4.6	Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes. (Incorporated by reference to Form 10-K dated March 31, 1999.)
4.7	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement between the Company and SunTrust Bank (formerly Crestar Bank) dated September 7, 1999 and related notes. (Incorporated by reference to Form 10-K dated March 31, 2000.)

4.8	Financing and Security Agreement between the Company and Bank of America, N.A. dated December 8, 2000. (Incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended December 31, 2000.)
4.9	Modification Agreement between the Company and Bank of America dated February 11, 2002. (Incorporated by reference to Form 10-Q dated December 30, 2002.)
4.10	Financing and Security Agreement between the Company and Southern Financial Bank March 6, 2002.
4.11	Research Industries Incorporated Promissory Note dated October 8, 1998
4.12	Research Industries Incorporated Promissory Note dated October 13, 1998
4.13	Research Industries Incorporated Promissory Note dated November 2, 1998
4.14	Research Industries Incorporated Promissory Note dated November 5, 1998
10.1	1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended March 31, 1989).
10.2	Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended March 31, 1992).

10.3	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).
10.7	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)
10.8	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Form 10-K dated March 31, 2001.)
10.9	Severance Agreement of Joseph Sciacca dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q dated September 30, 2001)

10.10	Severance Agreement of Thomas Basile March 15, 2001. (Incorporated by reference to Exhibit 10.10 to Form 10-Q dated September 30, 2001)
10.11	Severance Agreement of James Sherwood November 9, 1999. (Incorporated by reference to Exhibit 10.11 to Form 10-Q dated September 30, 2001)
10.12	Severance Agreement of Jimmie L. May March 15, 2001. (Incorporated by reference to Exhibit 10.12 to Form 10-Q dated September 30, 2001)
10.13	Director Stock Option
12	Computation of earnings to fixed charges
20	Audit Committee Charter. (Incorporated by reference to Exhibit 20 to Form 10-Q dated June 30, 2001.)
21	Subsidiaries of the registrant.