Form 10-Q
period 2002-06-30
HALIFAX CORP
filed 2002-08-12
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2002

Commission file Number	1-8964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA 22312

(Address of principal executive offices)

Registrant’s telephone number, including area code (703) 750-2202

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,175,613 as of August 9, 2002.

HALIFAX CORPORATION

CONTENTS

PART I FINANCIAL INFORMATION

page

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2002 and
March 31, 2002 (Unaudited)	3

Consolidated Statements of Operations — Three Months Ended
June 30, 2002 and 2001 (Unaudited)	4

Consolidated Statements of Cash Flows — Three Months Ended
June 30, 2002 and 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

Item 1. FINANCIAL STATEMENTS

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	(Unaudited)
	June 30, 2002	March 31, 2002

ASSETS
CURRENT ASSETS
Cash	$100	$111
Trade accounts receivable, net	10,845	9,733
Inventory, net	4,347	4,508
Prepaid expenses and other current assets	298	294

TOTAL CURRENT ASSETS	15,590	14,646
PROPERTY AND EQUIPMENT, net	1,559	1,604
GOODWILL AND INTANGLIBLE ASSETS, net	2,978	2,981
OTHER ASSETS	416	444

TOTAL ASSETS	$20,543	$19,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,172	$4,331
Accrued expenses	4,828	3,825
Deferred maintenance revenue	2,234	1,000
Income taxes payable	44	47

TOTAL CURRENT LIABILITIES	10,278	9,203
LONG-TERM BANK DEBT	6,961	7,295
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	441	457

TOTAL LIABILITIES	21,680	20,955

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares Issued – 2,432,297 as of June 30, 2002 and March 31, 2002 Outstanding – 2,175,613 as of June 30, 2002 and March 31, 2002	588	588
Additional paid-in capital	5,015	5,015
Accumulated deficit	(6,528)	(6,671)
Less Treasury stock at cost – 256,684 shares as June 30, 2002 and March 31, 2002	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(1,137)	(1,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,543	$19,675

See notes to consolidated financial statements
See Form 10-K for the fiscal year ended March 31, 2002

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except share data)

	Three Months Ended
	June 30,

	2002	2001

Revenues	$14,015	$10,817
Cost of services	12,713	9,641

Gross margin	1,302	1,176
Marketing expense	140	144
General and administrative	823	842

Operating income	339	190
Interest expense	181	157

Income before income taxes	158	33
Income taxes	15	15

Net income	$143	$18

Earnings per common share
Basic	$.07	$.01

Diluted	$.07	$.01

Weighted number of shares outstanding:
Basic	2,175,613	2,023,436
Diluted	2,192,906	2,023,436

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands except share data)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$143	$18

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	208
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,112)	444
Decrease in inventory	161	76
Decrease in other assets	24	174
Decrease in accounts payable and accrued expenses	(156)	(2,398)
(Decrease) increase in income taxes payable	(3)	15
Increase in deferred maintenance revenue	1,234	139
Decrease in deferred income	(16)	(15)

Total adjustments	284	(1,357)

Net cash provided (used) by operating activities	427	(1,339)

Cash flows from investing activities:
Acquisition of property and equipment	(104)	(10)

Net cash (used) by investing activities	(104)	(10)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	3,108	6,350
Retirement of long-term debt	(3,442)	(5,125)

Net cash (used) provided by financing activities	(334)	1,225

Net decrease in cash	(11)	(124)
Cash at beginning of period	111	231

Cash at end of period	$100	$107

Supplemental disclosure of cash flow information:
Interest	$181	$157

Income taxes	$15	$15

See notes to consolidated financial statements

Halifax Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in the annual financial statements, prepared in accordance with generally accepted accounting principals, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 13% and 14% of the Company’s revenues for the three months ended June 30, 2002 and 2001, respectively. The Company’s five largest customers collectively accounted for 49% and 32% of revenues for the three months ended June 30, 2002 and 2001, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of such may change. The loss of any one of these customers may cause the results of operations to vary materially from those anticipated.

Goodwill and Intangible Assets

The Financial Accounting Standards Board (“FASB”) recently issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling method of accounting of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment treated as a cumulative effect of a change in accounting principle. An independent bench mark assessment was performed as of April 1, 2002 and no goodwill impairment was identified.

The Company elected to adopt SFAS No. 142, effective April 1, 2002, as a result in amortization of goodwill was discontinued. The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results
(Amounts in thousands except share data)	for the three months ended June 30,

	2002	2001

Reported net income	$143	$18
Goodwill amortization (net of tax)	—	49

Adjusted net income	143	67

Basic earning per share:
Reported earning per share — basic	$.07	$.01
Goodwill amortization (net of tax)	—	.02

Adjusted basic earnings per share	$.07	$.03

Diluted earnings per share:
Reported earning per share — diluted	$.07	$.01
Goodwill amortization (net of tax)	—	.02

Adjusted diluted earnings per share	$.07	$.03

Intangible assets as of June 30, 2002 and March 31, 2002 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

Contracts rights
June 30, 2002	$149	$(133)	$16

March 31, 2002	$149	$(130)	$19

The net amount of goodwill at June 30, 2002 and March 31, 2002 was $2.962 million. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

Amortization expense related to goodwill and intangible assets was $3 thousand and $53 thousand for the three months ended June 30, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 are $14 thousand for fiscal year 2003 and $4 thousand for fiscal year 2004.

Legal Proceedings

There are no material pending legal proceedings to which are Company is a party. We are engaged in ordinary routine litigation incidental to the business to which Halifax is a party. While we cannot predict the ultimate outcome of these various legal proceeding, it is management’s opinion that the resolution of these matters should not have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements:

In June 2001 the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS 143 will have any material impact upon the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assists to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction,” for segments of a business to be disposed of, but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any impact on the Company’s financial statements.

Note 2 — Trade Accounts Receivable consists of the following:

(Amounts in thousands)
	June 30, 2002	March 31, 2002

Amounts billed	$10,997	$9,738
Amounts unbilled	134	285

Allowance for doubtful accounts	(286)	(290)

Accounts receivable, net	$10,845	$9,733

Note 3 — Inventory

Inventory consists principally of spare parts, computer and computer peripherals, hardware and software in the process of delivery upon resale to customers. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $664 thousand and $600 thousand at June 30, 2002 and March 31, 2002, respectively.

Note 4 — Tax Matters

At June 30, 2002, the Company has a net operating loss carryforward of approximately $9.8 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended June 30, 2002 and 2001 was $15,000.

Note 5 — Debt

On March 6, 2002, the Company entered into a new revolving credit facility which refinanced its existing line of credit, with a maximum credit line of $8.0 million. Amounts available under this facility are determined by applying stated percentages to the Company’s eligible accounts receivable and inventory. On April 30, 2002 the maximum amount to be borrowed was increased to $10.47 million. During the quarter ended June 30, 2002, the Company decreased the maximum amount of the loan to $8.0 million. As of June 30, 2002 the Company has $1.04 million of availability on its credit facility. The agreement has one financial covenant that requires the stockholders’ deficit not increase above $1.4 million. The revolving credit facility expires on April 6, 2004 and bears interest at the prime rate plus 3/4%. The facility contains a subjective acceleration clause whereby the lender may demand payment on the loan under certain circumstances such as failure to make any payment when due, making false statements, or failure to comply with or perform any of the terms as defined in the agreement.

The revolving credit agreement limits the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on Subordinated Debt is accrued on a current basis.

Note 6 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended
	June 30,

	2002	2001

Numerator for earning per share:
Net income	$143	$18

Denominator:
Denominator for basic earnings per share - weighted-average shares	2,175,613	2,023,436
Effect of dilutive securities:
Employee stock options	17,293	—

Denominator for diluted earnings per share weighted number of shares outstanding	2,192,906	2,023,436

Basic earnings per common share
Net Income	$.07	$.01

Diluted earnings per common share	$.07	$.01

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly 10-Q Report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s market area, possible disruption in commercial activities related to terrorist activities, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, changes in government regulations, availability of skilled personnel and competition, which may, among other things impact on the ability of the Company to implement its business strategy.

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

Application of Critical Accounting Policies

The methods, estimates and judgements we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Security and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition our most critical policies include: provision for loss contracts, inventory valuation reserve and allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles. We discuss these policies further below, as well as the estimates and management’s judgements involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these other key policies either do not generally require us to make estimates and judgements that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgement. Over the past three years bad debts expenses represented approximately .6% to 1.4% of revenue.

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

We have adopted Financial Accounting Standards Nos. 141 and 142 on accounting for business combinations and goodwill on April 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2002. Accordingly we will no longer amortize goodwill, but will continue to amortize other acquisition related costs. We expect amortization of acquisition related intangibles to be approximately $15 thousand in fiscal year 2003, down from $213 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual assets lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable.

In conjunction with the implementation of the new accounting rules for goodwill, we have completed the initial goodwill impairment test required by SFAS 142. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As discussed below, we consider ourselves to have a single reporting unit. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting units goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

We performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. As of April 1, 2002, based on our comparison of the fair value of the reporting unit to its carrying value inclusive of goodwill, there was no impairment of goodwill recorded upon implementation of SFAS 142. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our Company’s reporting unit below its carrying amount.

We adopted Financial Accounting Standards No. 144 on accounting for the impairment or disposal of long-lived assets effective April 1, 2002. The adoption of this standard did not have an impact on our financial statements.

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

The following table sets forth the relative percentages that certain items of expense and earnings to revenues for the three month periods ended June 30, 2002 and June 30, 2001, respectively and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousands except share data.)	Three Months Ended June 30,

Results of Operations	2002	2001	Change	%

Revenues	$14,015	$10,817	3,198	30%
Cost of services	12,713	9,641	3,072	32%
Percent of revenues	91%	89%

Gross margin	1,302	1,176	125	11%
Percent of revenues	9%	11%
Marketing	140	144	(4)	—
Percent of revenue	1%	1%
General & administrative	823	842	(19)	(2%)
Percent of revenues	6%	8%

Operating income	339	190	149	78%
Percent of revenues	2%	2%
Interest expense	181	157	24	15%
Percent of revenue	1%	1%

Income before income taxes	158	33	125	329%
Income tax expense	15	15	—	—

Net income	143	18	125	694%

Earnings per common share-basic:	$.07	$.01

Earnings per common share-diluted:	$.07	$.01

Weighted average number of common shares outstanding:
Basic	2,175,613	2,023,436

Diluted	2,192,906	2,023,436

The Company provides managed services on a nationwide basis consisting of enterprise maintenance solutions, desk side support, engineering services and telecommunication services. The cornerstone of our strategy is continued focus on our core competencies with continued disciplined growth.

Revenues

For the three months ended June 30, 2002, revenue increased $3.2 million from $10.8 million to $14.0 million, an increase of 30%. The increase was principally due to improved recurring revenue from several long-term Enterprise Maintenance contracts and significant growth related to the Federal Communications Services provided to the U.S. Army.

Cost of Services

Cost of services is comprised of the following components:

(Amounts in thousands)	The months ended June 30,
	2002	2001

Direct costs	$10,797	$7,889
Indirect Costs	1,674	1,510
Selling expense	242	242

	$12,713	$9,641

Direct costs include the direct labor for engineering and technical services, parts and products, and other associated costs in providing our managed services offerings to our customers. For the three months ended June 30, 2002 direct costs increased from $7.9 million in June 2001 to $10.8 million, an increase of $2.9 million. The increase was the result of the increase in revenues and additional costs incurred in expanding our service delivery capabilities to 7 days a week 24 hours a day on a nationwide basis.

Indirect costs include our call center, logistics and dispatch operations and other costs incurred in supporting the field service engineers and technicians. Indirect costs increased $164 thousand from $1.5 million to $1.7 million as we increased our infrastructure to support our increasing customer base.

Selling expense was $242 thousand for the three months ended June 30, 2002 and 2001.

For the three months ended June 30, 2002 total cost of services was $12.7 million compared to $9.6 million for the three months ended June 30, 2001. As discussed above, the increase in cost of services was attributable to increased professional staffing and related costs to support our nationwide managed service offerings.

Marketing, General and Administrative Expenses

For the three months ended June 30, 2002, marketing expenses were $140 thousand compared to $144 thousand for the three months ended June 30, 2001.

General and administrative expenses decreased $19 thousand or 2% from $842 thousand to $823 thousand, primarily due to decreased legal fees during the current quarter.

Operating Income

For the three months ended June 30, 2002, operating income increased 78% from $190 thousand to $339 thousand, an increase of $149 thousand. The improvement during the three months ended June 30, 2002 in operating income resulted from higher gross margin services which resulted from the increase in revenue discussed previously.

Interest Expense

Interest expense increased from $157 thousand to $181 thousand, an increase of 15% for the quarter ended June 30, 2002 as compared to the prior year. The increase in interest expense was primarily attributable to higher borrowings than in the comparable period.

Income Taxes

For the three months ended June 30, 2002 and 2001 income tax expense was $15 thousand. Income taxes primarily relate to state and local taxes. The Company has net operating loss carry-forwards of approximately $9.8 million which is available to substantially offset future tax liabilities.

Net Income

Net income was $143 thousand or $.07 basic and diluted, compared to $18 thousand or $.01 basic and diluted, for the three months ended June 30, 2002, compared to 2001. The improvement in net income was the result of higher gross margins on increased revenue. In addition, market, general and administrative costs were slightly lower in the current quarter compared to the same period last year. The result was an increase in profitability when comparing the quarter ended June 30, 2002 to the quarter ended June 30, 2001. As previously stated, effective April 1, 2002 the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued pronouncements, the Company recorded no amortization of goodwill during the three months ended June 30, 2002.

Factors That May Affect Future Results

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, industry factors, our ability to successfully increase business and effectively manage expense margins.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Halifax serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introduction of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

Historically the Company’s primary sources of funding have been cash flows from operations and borrowing under our credit facilities. In prior years, through a series of private placements, the Company issued $4 million of subordinated notes due April 6, 2004 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At June 30, 2002, the Company’s working capital was $5.3 million and its current ratio was 1.51. Improvement in the Company’s financial strength was attributable to more stringent cash management, accelerated collection activities, improved inventory and expense management.

On March 6, 2002, we entered into a new revolving credit agreement with an $8.0 million maximum credit line. The loan has a term of 25 months maturing on April 6, 2004 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under this agreement are determined by applying stated percentages to the eligible receivables. The agreement has one financial covenant that requires the stockholders’ deficit not increase above $1.4 million. At June 30, 2002, our stockholders’ deficit was $1.1 million. The loan contains a subjective acceleration clause whereby the lender may demand payment on the loan under certain circumstances such as failure to make any payment when due, making false statements, or fail to comply with or perform any of the terms as defined in the agreement. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business to more services as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, and higher utilization of our workforce. Our Company believes that these recent profitable trends will continue, thereby allowing us to meet the financial covenant. However, there can be no assurance we will continue to meet this covenant. Should stockholders’ deficit rise above $1.4 million, we would work with the bank to obtain a waiver or to arrive at a temporary equitable solution.

Capital expenditures for the three months ended June 30, 2002 were approximately $104 thousand. The Company expects capital expenditures to remain at this level for the next three quarters.

The subordinated debt agreements with an affiliate totaled $4 million at June 30, 2002. The credit facility agreement dated March 6, 2000 limits the payments of principal or interest on the subordinated debt. (See Note 6 to the consolidated financial statements.)

The Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through March 31, 2003, although there can be no assurances that all the aforementioned sources of cash can be realized.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates, primarily as a result of bank debt to finance its business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our operations.

The definitive extent of the our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes Halifax’s sensitivity to market risks as of June 30, 2002. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in the annual report on Form 10-K contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)	Period Ending
	June 30,

Long-term debt (including current maturities)	2002	2003	Total Debt	Fair Value

Revolving credit facility at the prime rate plus 3/4%. Due April 6, 2004 Average interest rate of 5.25%	$6,961	$6,961	$6,961	$6,961

7% subordinated note from affiliate due April 6, 2004	2,000	2,000	2,000	2,600
8% subordinated notes from affiliate due April 6, 2004	2,000	2,000	2,000	3,047

Total fixed debt	4,000	4,000	4,000	5,647

Total debt	$10,961	$10,961	$10,961	$12,608

At present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company’s operations.

At June 30, 2002, the Company had $10.96 million of debt outstanding of which $4 million bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

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

HALIFAX CORPORATION

(Registrant)

Date: August 12, 2002	By: s/Charles L. McNew

Charles L. McNew
President & CEO

Date: August 12, 2002	By: s/Joseph Sciacca

Joseph Sciacca
Vice President, Finance & CFO