Form 10-Q
period 2002-09-30
HALIFAX CORP
filed 2002-11-13
CIK 720671

FORM 10Q — QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 312905 eff. 4/26/93.)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

( X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 Commission file Number 1-8964

Halifax Corporation
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation of organization)	54-0829246 (IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA 22312

(Address of principal executive offices)

Registrant’s telephone number, including area code      (703) 750-2202

N/A (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes (    ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). (    ) Yes ( X ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,175,613 as of November 5, 2002.

HALIFAX CORPORATION

CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share data)

	September 30, 2002	March 31, 2002

ASSETS
CURRENT ASSETS
Cash	$100	$111
Trade accounts receivable, net	11,082	9,733
Inventory, net	3,958	4,508
Prepaid expenses and other current assets	240	294

TOTAL CURRENT ASSETS	15,380	14,646
PROPERTY AND EQUIPMENT, net	1,492	1,604
GOODWILL (NET)	2,962	2,962
INTANGIBLE ASSETS (NET)	12	19
OTHER ASSETS	414	444

TOTAL ASSETS	$20,260	$19,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,317	$4,331
Accrued expenses	4,348	3,825
Deferred maintenance revenue	2,004	1,000
Current portion of long-term debt	21	—
Income taxes payable	55	47

TOTAL CURRENT LIABILITIES	10,745	9,203
LONG-TERM BANK DEBT	5,992	7,295
OTHER LONG-TERM DEBT	44	—
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	426	457

TOTAL LIABILITIES	21,207	20,955

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized — 6,000,000 shares Issued — 2,432,297 as of September 30, 2002 and March 31, 2002 Outstanding — 2,175,613 shares as of September 30, 2002 and March 31, 2002	588	588
Additional paid-in capital	5,015	5,015
Accumulated deficit	(6,338)	(6,671)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(947)	(1,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,260	$19,675

See notes to Condensed Consolidated Financial Statements. See Form 10-K for the fiscal year ended March 31, 2002

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(Amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$14,055	$11,672	$28,070	$22,489
Cost of services	12,725	10,461	25,438	20,102

Gross Margin	1,330	1,211	2,632	2,387
Marketing	133	155	273	299
General and administrative	827	804	1,650	1,646

Operating income	370	252	709	442
Interest expense	165	177	346	334

Income before income taxes	205	75	363	108
Income taxes	15	15	30	30

Net income	$190	$60	$333	$78

Earnings per common share — basic:	$.09	$.03	$.15	$.04

Earnings per common share — diluted:	$.09	$.03	$.15	$.04

Weighted number of shares outstanding:
Basic	2,175,613	2,065,686	2,175,613	2,065,686
Diluted	2,211,134	2,065,686	2,200,311	2,065,686

See notes to Condensed Consolidated Financial Statements

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$333	$78

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	313	422
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,349)	(569)
Decrease (increase) in inventory	550	(220)
Decrease in prepaid expenses and other assets	84	125
Increase (decrease) in accounts payable and accrued expenses	509	(3,228)
Increase in income taxes payable	8	115
Increase in deferred maintenance	1,004	1,143
Decrease in deferred income	(31)	(30)

Total adjustments	1,088	(2,242)

Net cash provided (used in) operating activities of operations	1,421	(2,164)

Cash flows from investing activities:
Acquisition of property and equipment	(194)	(33)

Net cash used in investing activities of operations	(194)	(33)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	8,708	12,473
Retirement of long-term debt	(10,011)	(10,407)
Other long-term debt	67	—
Retirement of other long-term debt	(2)	—

Net cash (used in) provided by financing activities of operations	(1,238)	2,066

Net decrease in cash	(11)	(131)
Cash at beginning of period	111	231

Cash at end of period	$100	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$271	$184

Cash paid for income taxes	$22	$35

See notes to Condensed Consolidated Financial Statements

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosure normally included in the annual financial statements, have been omitted pursuant to those rules and regulations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Halifax Corporation’s (the “Company”) latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Goodwill and Intangible Assets

In June 2001, Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling method of accounting of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment (as of the transition date) treated as a cumulative effect of a change in accounting principle. An independent bench mark assessment was performed as of April 1, 2002 and no goodwill impairment was identified.

The Company elected to adopt SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued. The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results

(Amounts in thousands except share data)	The three months ended		The six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$190	$60	$333	$78
Goodwill amortization (net of tax)	—	49	—	98

Adjusted net income	190	109	333	176

Basic earning per share:
Reported earning per share – basic	$.09	$.03	$.15	$.04
Goodwill amortization (net of tax)	—	.02	—	.05

Adjusted basic earnings per share	$.09	$.05	$.15	$.09

Diluted earnings per share:
Reported earning per share – diluted	$.09	$.03	$.15	$.04
Goodwill amortization (net of tax)	—	.02	—	.05

Adjusted diluted earnings per share	$.09	$.05	$.15	$.09

Intangible assets as of September 30, 2002 and March 31, 2002 were as follows:

		Accumulated
(amounts in thousands):	Gross Assets	Amortization	Net Assets

Contracts rights
September 30, 2002	$149	$(137)	$12

March 31, 2002	$149	$(130)	$19

The net amount of goodwill at September 30, 2002 and March 31, 2002 respectively was $2.962 million. There were no intangible assets reclassified to goodwill upon the adoption of SFAS 142.

Amortization expense for intangible assets was $4 thousand and $7 thousand for the three and six month periods ended September 30, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 are $8 thousand for fiscal year 2003 and $4 thousand for fiscal year 2004.

There was no amortization of goodwill for the three and six months ended September 30, 2002 compared to $48 thousand and $98 thousand for the three and six months ended September 30, 2001.

Legal Proceedings

There are no material pending legal proceedings to which Halifax is a party. We are engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material adverse effect on our financial position or results of operations.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assists to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of, but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement.” This Statement also rescinds FASB Statement No. 44 “Accounting for Intangible Assets for Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirement for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 — Trade Accounts Receivable consists of the following:

(Amounts in thousands)	September 30, 2002	March 31, 2002

Amounts billed	$11,170	$9,738
Amounts unbilled	232	285

	11,402	10,023
Allowance for doubtful accounts	(320)	(290)

Accounts receivable, net	$11,082	$9,733

Note 3 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software in the process of delivery upon resale to customers. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $720 thousand and $600 thousand at September 30, 2002 and March 31, 2002, respectively.

Note 4 — Tax Matters

At March 31, 2002, the Company has a net operating loss carryforward of approximately $10 million, at March 31, 2002 virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three and six months ended September 30, 2002 and 2001 was $15 thousand and $30 thousand. Due to the uncertainty of future realization, the Company has not recorded a net benefit for the operating loss carryforward in the financial statements for the quarters ended September 30, 2002.

Note 5 — Debt

On March 6, 2002, the Company entered into a new revolving credit facility which refinanced its existing line of credit, with a maximum credit line of $8.0 million. Amounts available under this facility are determined by applying stated percentages to the Company’s eligible accounts receivable and inventory. As of September 30, 2002, the Company has $2.0 million of availability on its credit facility. The agreement has a financial covenant that requires the stockholders’ deficit not to increase above $1.4 million. As of September 30, 2002, the deficit in stockholders’ equity was $947 thousand. The revolving credit facility expires on April 6, 2004 and bears interest at the prime rate plus 3/4%. The facility contains an acceleration provision whereby the lender may demand repayment of the loan under certain circumstances, such as failure to make any payment when due, making false statements, or failure to comply with or perform under certain provisions as defined in the agreement.

The revolving credit agreement limits the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on subordinated debt is accrued on a current basis.

During the quarter ended September 30, 2002 the Company financed the purchase of two vehicles. The notes were for $45 thousand and $22 thousand with terms of 36 and 48 months, bearing interest rates of 1.9% and 0.0%, respectively. The monthly payments on the notes are $1,256 and $494, respectively.

Note 6 — Transactions with Related Party

The subordinated debt agreements with an affiliate totaled $4 million at September 30, 2002. The credit facility agreement dated March 6, 2002 limits the payments of principal or interest on the subordinated debt. During the quarter ended September 30, 2002, the Company requested and the bank approved a payment of $75 thousand for accrued interest on the subordinated debt. (See Notes 5 and 6 to the consolidated financial statements.)

Note 7 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 18% and 21% of the Company’s revenues for the three months September 30, 2002 and 2001 and 15% and 18% of the Company’s revenue for the six months ended September 30, 2002 and September 30, 2001, respectively. The Company’s five largest customers collectively accounted for 53% and 48% of revenues for the three months and 49% and 41% for the six months ended September 30, 2002 and 2001, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of such has changed from reporting period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator for earning per share:
Net income	$190	$60	$333	$78

Denominator:
Denominator for basic earnings per share weighted-average shares	2,175,613	2,065,686	2,175,613	2,065,686
Effect of dilutive securities:
Employee stock options	35,521	—	24,698	—

Denominator for diluted earnings per share weighted number of shares outstanding	2,211,134	2,065,686	2,200,311	2,065,686

Basic earnings per common share Net income	$.09	$.03	$.15	$.04

Diluted earnings per common share	$.09	$.03	$.15	$.04

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

Application of Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: provision for loss contracts, inventory valuation reserve and allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these other key policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

We recognize service revenue based on contracted fees earned, net of credits and adjustments as the service is performed. Revenue from long-term fixed unit price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized upon the completion of the service. Certain seat-management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these and certain other contracts is recognized upon the completion of both the delivery and installation. Revenue related to the fixed-price service agreements is recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenue in the month that services are rendered. Revenues are a function of the mix of long-term services contracts, time-and-material professional services and product sales consisting of computer and communications hardware and software. Revenues from time-and-material professional services and product sales are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term fixed-price contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, and continued downward pressure on hardware and software margins.

Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts. The gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based upon the level of long-term professional prices compared to product volume, including the mix of types of products being sold.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Over the past three years bad debts expenses represented approximately .6% to 1.4% of revenues.

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

We have adopted Financial Accounting Standards Nos. 141 and 142 on accounting for business combinations and goodwill effective April 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Accordingly we will no longer amortize goodwill, but will continue to amortize other acquisition related costs. We expect amortization of acquisition related intangibles to be approximately $15 thousand in fiscal year 2003, down from $213 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual assets lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable.

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

We performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. As of April 1, 2002, based on our comparison of the fair value of the reporting unit to its carrying value inclusive of goodwill, there was no impairment of goodwill recorded upon implementation of SFAS 142. We will continue to test for impairment on an annual basis, prior to our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our Company’s reporting unit below its carrying amount.

We adopted Financial Accounting Standards No. 144 on accounting for the impairment or disposal of long-lived assets effective April 1, 2002. The adoption of this standard did not have a material impact on our financial statements.

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

The following table sets forth the relative percentages that certain items of expense and earnings to revenue for the three and six month periods ended September 30, 2002 and 2001, respectively and should be read in conjunction with the consolidated financial statements and notes thereto. (Tabular information: dollars in thousands, except share data).

	Three Months Ended September 30,				Six Months Ended September 30,

Results of Operations	2002	2001	Change	%	2002	2001	Change	%

Revenues	$14,055	$11,672	$2,383	20%	$28,070	$22,489	$5,581	24%
Cost of services	12,725	10,461	2,264	21%	25,438	20,102	5,336	26%
Percent of revenues	90%	90%			90%	89%

Gross margin	1,330	1,211	119	9%	2,632	2,387	245	10%
Percentage of revenues	10%	10%			10%	11%
Marketing	133	155	(22)	(14)%	273	299	(26)	(.08)%
Percent of revenues	—	—			—	—
General & administrative	827	804	23	3%	1,650	1,646	4	0%
Percent of revenues	6%	7%		6	7%	7%

Operating income	370	252	118	47%	709	442	267	60%
Percent of revenues	2%	2%			2%	2%
Interest expense	165	177	(12)	(6%)	346	334	12	3%
Percent of revenues	1%	1%	—		1%	1%	—

Income before income tax	205	75	130	175%	363	108	255	236%
Income tax expense	15	15	—	0%	30	30	—	0%

Net income	$190	$60	$130	216%	$333	78	$255	327%

Earnings per share — basic:	$.09	$0.03			$.15	$0.04

Earnings per share — diluted:	$.09	$0.03			$.15	$0.04

Weighted average number of common shares outstanding
Basic	2,175,613	2,065,686			2,175,613	2,065,686
Diluted	2,211,134	2,065,686			2,200,311	2,065,686

Revenues

Revenues for the three months ended September 30, 2002 increased 20%, or $2.4 million, to $14.0 million from $11.6 million in September 30, 2001. For the six months ended September 30, 2002, revenues increased from $22.4 million in 2001 to $28.0 million, an increase of $5.6 million, or 24%. The increase in revenue was principally due to increased recurring revenues on long-term contracts and a significant task order from the Federal Government — Department of the Army. The growth in revenue was somewhat offset by reduced hardware and software sales.

During the six months ended September 30, 2002, approximately $2.6 million in revenue was derived from a contract with the US Army discussed above. The contract will be completed early in the third quarter. There was no revenue from this contract during last fiscal year.

Cost of Services

Cost of services is comprised of the following components:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Direct Costs	$10,357	$8,582	$21,154	$16,471
Indirect Costs	2,096	1,620	3,770	3,130
Selling expense	272	259	514	501

	$12,725	$10,461	$25,438	$20,102

Direct costs include the direct labor for engineering and technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended September 30, 2002, direct costs increased $1.8 million, or 21%, to $10.4 million from $8.6 million in 2001. For the six months ended September 30, 2002 direct costs increased to $21.1 million from $16.4 million, an increase of $4.7 million, or 29%. The increase was the result of cost to support the increase in revenues, higher cost of sales on product sales and additional costs incurred in expanding our service delivery capabilities to 7 days a week 24 hours a day on a nationwide basis.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $500 thousand from $1.6 million to $2.1 million for the three months ended September 30, 2002 compared to 2001. For the six months ended September 30, 2002 indirect costs were $3.7 compared to $3.1 million in 2000, a $600 thousand increase. The increase in indirect costs was attributable to personnel increases required to support the expanded hours of operation and our growing customer base.

Selling expense was $272 thousand compared to $259 thousand for three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 compared to September 30, 2001 selling expense was $514 thousand and $501 thousand, respectively.

Total cost of services for the three and six months ended September 30, 2002 increased to $12.7 million and $25.4 million, respectively, compared to $10.4 million and $20.1 million in 2001, respectively, an increase of 22% and 27%, respectively for the three and six months ended September 30, 2002.

As a percent of revenues, gross margin for each three month period ended September 30, 2002 and 2001 was 10%, or $1.3 million for September 30, 2002 and $1.2 million for September 30, 2001. For the six months ended September 30, 2002, gross margin was $2.6 million versus $2.4 million, a decline from 11% in 2001 to 10% in 2002. The decline in gross margins was primarily due to lower margin on product sales brought about by intense price competition discussed above and higher direct costs associated with supporting our nationwide footprint.

Marketing Expense

Marketing expense for the three and six months ended September 30, 2002 versus September 30, 2001 was $133 thousand compared to $155 thousand and $273 thousand compared to $299 thousand, respectively. The reduction in marketing expense was related to successfully utilizing co-op advertising rebates funds for marketing initiatives.

General and Administrative

The general and administrative expenses of the Company consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and public company costs.

For the three months ended September 30, 2002 general and administrative expense increased from $804 thousand to $827 thousand, an increase of $23 thousand or 2%. For the six months ended September 30, 2002 and 2001 general and administrative expenses were $1.6 million, which represented no increase from period to period. However, various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may negatively affect general and administrative expenses in future periods.

Operating Income

For the three months ended September 30, 2002 the Company had operating income of $370 thousand compared to $252 thousand at September 30, 2001 an increase of 47% as compared to the same period last year. Operating income for the six months ended September 30, 2002 was $709 thousand as compared to $442 thousand, an increase of 60% over the comparable period in 2001. The improvement was attributable to the quality of the new revenue and gains realized from ongoing cost containment efforts, which included the upgrading and consolidation of systems and elimination of redundant processes.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $165 thousand, representing a 6% decrease compared to $177 thousand for the three month period ended September 30, 2001. For the six months ended September 30, 2002, interest expense increased by 3% to $346 thousand from $334 thousand in the comparable period in 2001, principally as a result of lower borrowing activities and lower interest rates.

Income Taxes

Income taxes for the three and six months ended September 30, 2002 and 2001 related primarily to state obligations were $15 thousand and $30 thousand, respectively.

The approximate net operating loss carryforward used to reduce current income tax expense was: (Amounts in thousand.)

Three Months Ended		Six Months Ended
September 30,		September 30,

2002	2001	2002	2001

$456	$79	$800	$103

As discussed in Note 4 of the notes to the consolidated financial statements, we have a net operating loss carryforward of approximately $10 million at March 31, 2002.

Net Income

For the three months ended September 30, 2002, net income was $190 thousand compared to $60 thousand for the comparable period in 2001. For the six months ended September 30, 2002 net income was $333 thousand compared to $78 thousand for September 30, 2001.

The improvement in net income was the result of several factors. Gross margins increased due to increases in revenues. In addition, marketing and general and administration expenses have not increased over the same reporting periods last year.

Factors That May Affect Future Results

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, business insurance industry factors, our ability to successfully increase business, and effectively manage expense margins.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Halifax serves its customer base by providing consulting, integration, networking, maintenance and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

Historically the Company’s primary sources of funding have been cash flows from operations and borrowing under our credit facilities. In prior years, through a series of private placements, the Company issued $4 million of subordinated notes due April 6, 2004 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At September 30, 2002, the Company’s working capital was $4.6 million and its current ratio was 1.43. Management believes the improvement in the Company’s condition was attributable to more stringent cash management, accelerated collection activities, improved inventory and expense management.

On March 6, 2002, we entered into a new revolving credit facility with a maximum credit line of $8.0 million. This facility has a term of 25 months, maturing on April 6, 2004 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under this facility are determined by applying stated percentages to the eligible receivables. The agreement has a financial covenant that requires that stockholders’ deficit not increase above $1.4 million. At September 30, 2002, our stockholders’ deficit was $947 thousand. The facility contains an acceleration clause whereby the lender may demand payment on the loan under certain circumstances such as failure to make any payment when due, making false statements, or failure to comply with or perform under certain provisions as defined in the agreement. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business to more services as well as reduced cost achieved through containment measures, including reduced occupancy cost, consolidation of administrative functions, and higher utilization of our workforce. Our Company believes that these recent profitable trends will continue, thereby allowing us to meet the financial covenant. However, there can be no assurance we will continue to meet this covenant. Should stockholders’ deficit rise above $1.4 million, we would work with the bank to obtain a waiver or to arrive at a temporary equitable solution.

Capital expenditures for the three months ended September 30, 2002 were approximately $90 thousand and $194 thousand for the six months then ended. The Company expects capital expenditures to remain at this level for the next two quarters.

The subordinated debt agreements with an affiliate totaled $4 million at September 30, 2002. The credit facility agreement dated March 6, 2002 limits the payments of principal or interest on the subordinated debt. During the quarter ended September 30, 2002, the Company requested and the bank approved a payment of $75 thousand for accrued interest on the subordinated debt. (See Notes 5 and 6 to the consolidated financial statements.)

During the quarter ended September 30, 2002 the Company financed the purchase of two vehicles. The notes were for $45 thousand and $22 thousand with terms of 36 and 48 months, bearing interest rates of 1.9% and 0.0%, respectively. The monthly payments on the notes are $1,256 and $494, respectively.

The Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through March 31, 2003, although there can be no assurances that all the aforementioned sources of cash can be realized.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates, primarily as a result of bank debt to finance its business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes Halifax’s sensitivity to market risks as of September 30, 2002. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2002 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)	Period Ending

	September 30,

Long-term debt (including current
maturities)	2002	2003	Total Debt	Fair Value

Revolving credit facility at the prime rate plus 3/4%. Due April 6, 2004 Average interest rate of 5.5%	$5,992	$5,992	$5,992	$5,992

7% subordinated note from affiliate due April 6, 2004	2,000	2,000	2,000	2,042
8% subordinated notes from affiliate due April 6, 2004	2,000	2,000	2,000	2,070
Other long-term debt interest 0.0% to 1.9% due in 48 and 36 months	65	15	65	61

Total fixed debt	4,065	4,015	4,065	4,173

Total debt	$10,057	$10,007	$10,057	$10,165

At present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not believe such risk is material.

At September 30, 2002, the Company had $10.0 million of debt outstanding of which $6.0 million bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or and its “internal controls and procedures for financial reporting” (“Internal Controls” ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on July 16, 2002

ANNUAL SHAREHOLDERS MEETING
JULY 16, 2002
RESULTS OF

1.     Election of Directors. The following directors were elected for a term of one year:

				%OF
		INSTRUCTED	%OF	OUTSTANDING
NOMINEE	FOR	AGAINST	VOTING SHARES	SHARES

SCURLOCK	1,976,484	4,618	99.77	90.84
MCNEW	1,976,484	4,618	99.77	90.84
GROVER	1,976,484	4,618	99.77	90.84
TOUPS	1,976,484	4,618	99.77	90.84
HEWITT	1,976,484	4,618	99.77	90.84
YOUNG	1,976,484	4,618	99.77	90.84

2. Proposal to Ratify Deloitte & Touche LLP as independent public accountants of the company for the fiscal year ending March 31, 2003 was approved. The votes cast on this proposal are set forth below

FOR	AGAINST	ABSTAIN
1,855,984	—	3,190

Item 6. Other Information

     None

Item 7. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification of Charles L. McNew, Chief Executive Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Joseph Sciacca, Chief Financial Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on August 5, 2002 to include its Independent Auditor’s Consent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)

Date: November 13, 2002	By: s/Charles L. McNew

Charles L. McNew President & CEO

Date: November 13, 2002	By: s/Joseph Sciacca

Joseph Sciacca Vice President, Finance & CFO

CERTIFICATION

I, Charles L. McNew, Chief Executive Officer of Halifax Corporation, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Halifax Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Charles L. McNew

Charles L. McNew Chief Executive Officer

CERTIFICATION

I, Joseph Sciacca, Chief Financial Officer of Halifax Corporation, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Halifax Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Joseph Sciacca

Joseph Sciacca Chief Financial Officer