Form 10-Q
period 2002-12-31
HALIFAX CORP
filed 2003-02-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)   Yes    (  )   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).   (  )   Yes    (X)   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,176,363 as of February 5, 2003.

HALIFAX CORPORATION

CONTENTS

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share data)

	December 31, 2002	March 31, 2002

ASSETS
CURRENT ASSETS
Cash	$398	$111
Trade accounts receivable, net	7,918	9,733
Inventory, net	3,927	4,508
Prepaid expenses and other current assets	257	294

TOTAL CURRENT ASSETS	12,500	14,646
PROPERTY AND EQUIPMENT, net	1,413	1,604
GOODWILL	2,962	2,962
INTANGIBLE ASSETS, net	8	19
OTHER ASSETS	170	444

TOTAL ASSETS	$17,053	$19,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,201	$4,331
Accrued expenses	4,641	3,825
Deferred maintenance revenue	1,462	1,000
Current portion of long-term debt	29	—
Income taxes payable	63	47

TOTAL CURRENT LIABILITIES	7,396	9,203
LONG-TERM BANK DEBT	5,989	7,295
OTHER LONG-TERM DEBT	51	—
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	412	457

TOTAL LIABILITIES	17,848	20,955

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,432,297 as of December 31, 2002 and March 31, 2002 Outstanding - 2,175,613 shares as of December 31, 2002 and March 31, 2002	588	588
Additional paid-in capital	5,015	5,015
Accumulated deficit	(6,186)	(6,671)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(795)	(1,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,053	$19,675

See notes to Condensed Consolidated Financial Statements. See Form 10-K for the fiscal year ended March 31, 2002.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

(Amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$11,348	$13,249	$39,418	$35,738
Cost of services	10,070	12,088	35,506	32,190

Gross Margin	1,278	1,161	3,912	3,548
Marketing	190	155	464	454
General and administrative	770	742	2,420	2,388

Operating income	318	264	1,028	706
Interest expense	152	140	499	474

Income before income taxes	166	124	529	232
Income taxes	15	15	45	45

Net income	$151	$109	$484	$187

Earnings per common share – basic:	$.07	$.05	$.22	$.09

Earnings per common share — diluted:	$.07	$.05	$.22	$.09

Weighted number of shares outstanding:
Basic	2,175,613	2,087,193	2,175,613	2,072,881
Diluted	2,245,489	2,090,664	2,216,120	2,073,756

See notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2002 AND 2001 (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income	$484	$187

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	481	650
Stock issued in lieu of interest	—	105
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,815	(187)
Decrease (increase) in inventory	581	(1,204)
Decrease (increase) in prepaid expenses and other assets	311	(236)
Decrease in accounts payable and accrued expenses	(2,314)	(2,245)
Increase in income taxes payable	16	88
Increase in deferred maintenance	462	582
Decrease in deferred income	(45)	(45)

Total adjustments	1,307	(2,492)

Net cash provided by (used in) operating activities of operations	1,791	(2,305)

Cash flows from investing activities:
Acquisition of property and equipment	(279)	(121)

Net cash used in investing activities of operations	(279)	(121)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	14,433	20,152
Retirement of long-term debt	(15,710)	(17,857)
Other long-term debt	62	—
Retirement of other long-term debt	(11)	—

Net cash (used in) provided by financing activities of operations	(1,225)	2295

Net increase (decrease) in cash	287	(131)
Cash at beginning of period	111	231

Cash at end of period	$398	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$407	$449

Cash paid for income taxes	$27	$47

See notes to Condensed Consolidated Financial Statements.

Halifax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosure normally included in the annual financial statements have been omitted pursuant to those rules and regulations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Halifax Corporation’s (the “Company”) latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Goodwill and Intangible Assets

In June 2001, Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combination” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment (as of the transition date) treated as a cumulative effect of a change in accounting principle. An independent benchmark assessment was performed as of April 1, 2002 and no goodwill impairment was identified.

The Company elected to adopt SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued. The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

		Proforma Results

(Amounts in thousands except share data)	The three months ended		The nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Reported net income	$151	$109	$484	$187
Goodwill amortization (net of tax)	—	53	—	158

Adjusted net income	$151	$162	$484	$345

Basic earnings per share:
Reported earnings per share – basic	$.07	$.05	$.22	$.09
Goodwill amortization (net of tax)	—	.03	—	.08

Adjusted basic earnings per share	$.07	$.08	$.22	$.17

Diluted earnings per share:
Reported earnings per share – diluted	$.07	$.05	$.22	$.09
Goodwill amortization (net of tax)	—	.03	—	.08

Adjusted diluted earnings per share	$.07	$.08	$.22	$.17

Intangible assets as of December 31, 2002 and March 31, 2002 were as follows:

		Accumulated
(amounts in thousands):	Gross Assets	Amortization	Net Assets

Contracts rights December 31, 2002	$149	$(141)	$8

March 31, 2002	$149	$(130)	$19

The net amount of goodwill at December 31, 2002 and March 31, 2002 respectively was approximately $3 million. There were no intangible assets reclassified to goodwill upon the adoption of SFAS 142.

Amortization expense for intangible assets was $4 thousand and $11 thousand for the three and nine month periods ended December 31, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2002 are $4 thousand for fiscal year 2003 and $4 thousand for fiscal year 2004.

There was no amortization of goodwill for the three and nine months ended December 31, 2002 compared to $53 thousand and $158 thousand for the three and nine months ended December 31, 2001.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of, but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement.” This Statement also rescinds FASB Statement No. 44 “Accounting for Intangible Assets for Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard will not have a material impact on our financial statements.

Note 2 – Trade Accounts Receivable consists of the following:

(Amounts in thousands)	December 31, 2002	March 31, 2002

Amounts billed	$7,758	$9,738
Amounts unbilled	482	285

	8,240	10,023
Allowance for doubtful accounts	(322)	(290)

Accounts receivable, net	$7,918	$9,733

Note 3 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $785 thousand and $600 thousand at December 31, 2002 and March 31, 2002, respectively.

Note 4 — Tax Matters

At March 31, 2002, the Company had a net operating loss carryforward of approximately $10 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three and nine months ended December 31, 2002 and 2001 was $15 thousand and $45 thousand. Due to the uncertainty of future realization, the Company has not recorded a net benefit for the operating loss carryforward in the financial statements for the quarter ended December 31, 2002.

Note 5 — Debt

On March 6, 2002, the Company entered into a new revolving credit facility which refinanced its existing line of credit, with a maximum credit line of $8.0 million. Amounts available under this facility are determined by applying stated percentages to the Company’s eligible accounts receivable and inventory. As of December 31, 2002, the Company has $2.0 million of availability on its credit facility. The agreement has a financial covenant that requires the stockholders’ deficit not to increase above $1.4 million. As of December 31, 2002, the deficit in stockholders’ equity was $795 thousand. The revolving credit facility expires on April 6, 2004 and bears interest at the prime rate plus 3/4%. The facility contains an acceleration provision whereby the lender may demand repayment of the loan under certain circumstances, such as failure to make any payment when due, making false statements, or failure to comply with or perform under certain provisions as defined in the agreement.

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on subordinated debt is accrued on a current basis.

During the quarter ended December 31, 2002 the Company financed the purchase of one vehicle. The note was for $16 thousand with a term of 24 months, bearing interest at the rate of 0.0%. The monthly payment on the note is $660.

Note 6 — Transactions with Related Party

The subordinated debt agreements with an affiliate totaled $4 million at December 31, 2002. The credit facility agreement dated March 6, 2002 requires bank approval for the payments of principal or interest on the subordinated debt. During the quarter ended December 31, 2002, the Company requested and the bank approved a payment of $75 thousand for accrued interest on the subordinated debt. (See Note 5 to the consolidated financial statements.)

Note 7 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 17% and 19% of the Company’s revenues for the three months ended December 31, 2002 and 2001, respectively and 14% and 19% of the Company’s revenue for the nine months ended December 31, 2002 and December 31, 2001, respectively. The Company’s five largest customers collectively accounted for 50% and 44% of revenues for the three months ended December 31, 2002 and 2001, respectively and 55% and 42% for the nine months ended December 31, 2002 and 2001, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of such has changed from reporting period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator for earning per share:
Net income	$151	$109	$484	$187

Denominator:
Denominator for basic earnings per share weighted-average shares	2,175,613	2,087,193	2,175,613	2,072,881
Effect of dilutive securities:
Employee stock options	69,876	2,293	40,507	875

Denominator for diluted earnings per share weighted number of shares Outstanding	2,245,489	2,090,664	2,216,120	2,073,756

Basic earnings per common share
Net income	$.07	$.05	$.22	$.09

Diluted earnings per common share	$.07	$.05	$.22	$.09

Item 2
Management’s Discussion and Analysis
of Financial Conditions and
Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s market area, possible disruption in commercial activities related to terrorist activities, inflation, continuation of favorable banking arrangements, the availability of capital to finance planned growth, changes in government regulations, availability of skilled personnel and competition, which may, among other things, impact on the ability of the Company to implement its business strategy.

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

We recognize service revenue based on contracted fees earned, net of credits and adjustments as the service is performed. Revenue from long-term fixed unit price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized upon the completion of the service. Certain seat-management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these and certain other contracts is recognized upon the completion of both the delivery and installation. Revenue related to the fixed-price service agreements is recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenue in the month that services are rendered. Revenues are a function of the mix of long-term services contracts, time-and-material professional services and product sales consisting of computer and communications hardware and software. Revenues from time-and-material professional services and product sales are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term fixed-price contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins. We also expect a continued downward trend on hardware and software prices and margins. Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts.

The gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based upon the level of long-term professional services compared to product volume, including the mix of types of products being sold.

Our policy for valuation of inventory, including the determination of obsolete or excess inventory requires us to estimate the future demand based on prior usage to support our contracts and anticipated future demand. If the demand is less than anticipated, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. The current annual change for inventory obsolescence is approximately $250 thousand or approximately 5.5% to 6.5% of inventory. A 1% change in the estimate would impact earnings by approximately $30 thousand. For the last three years, our inventory reserve has ranged from 12% to 19% of inventory.

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Our estimate for expense for bad debts is approximately .4% of revenue. A change in the estimate by .1% would have an impact on earnings of approximately $39 thousand. Over the past three years bad debts expense represented approximately .3% to 1.4% of revenues.

We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers are accounted for as sales and as a result, the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The amount paid to us for the receivables by the transferee is approximately equal to our carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

We have adopted Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No 141”) and No 142 “Goodwill and other Intangible Assets” (“SFAS No. 142”) on accounting for business combinations and goodwill effective April 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Accordingly we no longer amortize goodwill, but continue to amortize other acquisition related costs. Amortization of acquisition related intangibles will be approximately $15 thousand in fiscal year 2003, down from $213 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual assets lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable.

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

We performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. As of April 1, 2002, based on our comparison of the fair value of the reporting unit to its carrying value inclusive of goodwill, there was no impairment of goodwill recorded upon implementation of SFAS 142. We will continue to test for impairment on an annual basis, prior to our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our Company’s reporting unit below its carrying amount.

We adopted Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on accounting for the impairment or disposal of long-lived assets effective April 1, 2002. The adoption of this standard did not have a material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard will not have a material impact on our financial statements.

We currently expect our effective tax rate to be approximately 7% for fiscal year 2003. This estimate is based upon current tax laws, the current estimate of earnings, and the utilization of our net operating loss carry-forward.

We believe that we have the enterprise maintenance solutions offerings, facilities, personnel and competitive resources for continued business success, however, future revenues, costs, margins and profits are influenced by a number of factors, including those discussed above, all of which are difficult to forecast.

The following table sets forth the relative percentages that certain items of expense and earnings to revenue for the three and nine month periods ended December 31, 2002 and 2001, respectively and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousands,
except share data).	Three Months Ended December 31,					Nine Months Ended December 31,

Results of Operations	2002	2001	Change		%	2002	2001	Change	%

Revenues	$11,348	$13,249	(1,901)	–	14%	$39,418	$35,738	3,680	10%
Cost of services	10,070	12,088	(2,018)	–	17%	35,506	32,190	3,316	11%
Percent of revenues	89%	91%				90%	90%

Gross margin	1,278	1,161	117		10%	3,912	3,548	364	11%
Percentage of revenues	11%	9%				10%	10%
Marketing expense	190	155	35		23%	464	454	10	2%
Percent of revenues	2%	1%				1%	1%
General & administrative	770	742	28		4%	2,420	2,388	32	1%
Percent of revenues	7%	6%				6%	7%

Operating income	318	264	54		20%	1,028	706	322	46%
Percent of revenues	3%	2%				3%	2%
Interest expense	152	140	12		9%	499	474	25	5%
Percent of revenues	1%	1%				1%	1%

Income before income tax	166	124	42		34%	529	232	297	128%
Income tax expense	15	15	—		—	45	45	—	—

Net income	$151	$109	42		39%	$484	$187	297	159%

Earnings per share – basic:	$.07	$.05				$.22	$.09

Earnings per share – diluted:	$.07	$.05				$.22	$.09

Weighted average number of common shares outstanding
Basic	2,175,613	2,087,193				2,175,613	2,072,881
Diluted	2,245,489	2,090,664				2,216,120	2,073,756

Revenues

The composition of revenue for the three and nine month periods were:

	Three Months Ended December 31,					Nine Months Ended December 31,

(Amounts in thousands)	2002	2001	Change		%	2002	2001	Change		%

Services	$10,209	$9,926	283		3%	$35,328	$28,572	6,756		24%
Product	1,139	3,323	(2,184)	–	66%	4,090	7,166	(3,076)	–	43%

Total Revenue	$11,348	$13,249	(1,901)	–	14%	$39,418	$35,738	3,680		10%

Revenues for the three months ended December 31, 2002 decreased 14%, or $1.9 million, to $11.3 million from $13.2 million in December 31, 2001. For the nine months ended December 31, 2002, revenues increased from $35.7 million in 2001 to $39.4 million, an increase of $3.7 million, or 10%.

Revenue from services for the three months ended December 31, 2002, increased 3% or $283 thousand from $9.9 million at December 31, 2001 to $10.2 million at December 31, 2002. The increase in revenue is attributable to increased growth in existing services offerings.

For the three months ended December 31, 2002, product sales decreased from $3.3 million for December 31, 2001 compared to $1.1 million at December 31, 2002, a decrease of $2.2 million or 66%. The product market place has been characterized by intense competition, a declining rate of orders and lower margins. We have de-emphasized product sales and will focus primarily on our recurring revenue model for enterprise maintenance solutions. As a result, we expect to see a continued decrease in product sales in future periods.

For the nine months ended December 31, 2002, services revenue increased $6.8 million from $28.5 million in 2001 to $35.3 million, an increase of 24% while product revenue was $4.0 million at December 31, 2002 compared to $7.2 million at December 31, 2001 a decrease of 43%.

Cost of Services

Cost of services is comprised of the following components:

(Amounts in thousands)	Three Months Ended					Nine Months Ended
	December 31,					December 31,

	2002	2001	Change	%		2002	2001	Change	%

Services	7,134	7,411	(277)	–	4%	26,632	20,508	6,124		30%
Product	1,004	2,917	(1,913)	–	66%	3,659	6,291	(2,632)	–	42%

Total direct costs	8,138	10,328	(2,190)	–	21%	29,291	26,799	2,492		9%
Indirect costs	1,641	1,505	136		9%	5,410	4,635	775		17%
Selling expense	291	255	36		14%	805	756	49		7%

Cost of Services	10,070	12,088	(2,018)	–	17%	35,506	32,190	3,316		10%

Direct costs include the direct labor for engineering and technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended December 31, 2002, direct costs decreased $2.2 million, or 22%, to $8.1 million from $10.3 million in 2001. The decrease in direct costs is associated with a 66% decrease in product sales. In addition, there was an expected decrease in seat management services based upon historical trends, which resulted in a decrease in services costs. For the nine months ended December 31, 2002 direct costs increased to $29.3 million from $26.8 million, an increase of $2.5 million, or 10%. The increase was the result of higher costs to support the increase in services revenues, and additional costs incurred in expanding our service delivery capabilities to 7 days a week 24 hours a day on a nationwide basis.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $136 thousand from $1.5 million to $1.6 million for the three months ended December 31, 2002 compared to 2001. For the nine months ended December 31, 2002 indirect costs were $5.4 compared to $4.6 million in 2001, a $775 thousand increase. The increase in indirect costs was attributable to personnel increases required to support the increase in service revenue, the expanded hours of operation, and our growing customer base.

Selling expense was $291 thousand compared to $255 thousand for three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 compared to December 31, 2001 selling expense was $805 thousand and $756 thousand, respectively.

Total cost of services for the three months ended December 31, 2002 decreased to $10.0 million from $12.0 million for the same period in 2001, a decrease of 17%. For the nine months ended December 31, 2002, total cost of services were $35.5 million compared to $32.2 million in 2001, an increase of $3.3 million or 11%. The principal reason for the reduction in cost of services was the decrease in product sales, which have lower margins than our services.

As a percent of revenues, gross margin for each three month period ended December 31, 2002 and 2001 was 11%, or $1.3 million for December 31, 2002 and 9% or $1.1 million for December 31, 2001. For the nine months ended December 31, 2002, gross margin was $3.9 million versus $3.5 million for the nine months ended December 31, 2001, an increase of 10%, or $364 thousand. The increase in gross margin dollars was primarily due to revenue from higher margin on revenue from long-term fixed price contracts, offset by reductions in product sales and to lower margin on these sales brought about by intense price competition discussed above.

The shift away from product sales has had a positive effect on our gross margins. Our margins should continue to improve as we continue to increase our enterprise maintenance solutions service base.

Marketing Expense

Marketing expense for the three and nine months ended December 31, 2002 versus December 31, 2001 was $190 thousand compared to $155 thousand and $464 thousand compared to $454 thousand, respectively. The increase in marketing expense is due to increases in personnel costs.

General and Administrative

The general and administrative expenses of the Company consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and public company costs.

For the three months ended December 31, 2002 general and administrative expense increased from $742 thousand to $770 thousand, an increase of $28 thousand or 4%. For the nine months ended December 31, 2002 and 2001 general and administrative expenses were $2.4 million, which represented no increase from period to period. However, various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may increase general and administrative expenses and have a negative impact on earnings in future periods.

Operating Income

For the three months ended December 31, 2002 the Company had operating income of $318 thousand compared to $264 thousand at December 31, 2001 an increase of 20% as compared to the same period last year. Operating income for the nine months ended December 31, 2002 was $1.0 million as compared to $706 thousand, an increase of $322 thousand or 46% over the comparable period in 2001. The improvement was attributable to the quality of the new revenue and gains realized from ongoing cost containment efforts.

Interest Expense

Interest expense for the three months ended December 31, 2002 was $152 thousand, representing a 9% increase compared to $140 thousand for the three month period ended December 31, 2001. For the nine months ended December 31, 2002, interest expense increased by 5% to $499 thousand from $474 thousand in the comparable period in 2001, principally as a result of increased borrowing activities.

Income Taxes

Income taxes for the three and nine months ended December 31, 2002 and 2001 related primarily to state obligations, were $15 thousand and $45 thousand, respectively.

The approximate net operating loss carryforward used to reduce current income tax expense was:

(Amounts in thousands.)

Three Months Ended		Nine Months Ended
December 31,		December 31,

2002	2001	2002	2001

$550	$134	$1,184	$262

As discussed in Note 4 of the notes to the consolidated financial statements, we have a net operating loss carryforward of approximately $10.0 million at March 31, 2002.

Net Income

For the three months ended December 31, 2002, net income was $151 thousand compared to $109 thousand for the comparable period in 2001, an increase of 39%. For the nine months ended December 31, 2002 net income was $484 thousand compared to $187 thousand for December 31, 2001, representing an increase over the same period last year of $297 thousand or 159%.

The improvement in net income was the result of several factors. Gross margins increased due to the changes in mix to higher margin services and lower volume of product sales. In addition, marketing and general and administration expenses have increased modestly over the same reporting periods last year.

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

We serves our customer base by providing a broad base of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

Historically the Company’s primary sources of funding have been cash flows from operations, subordinated notes and borrowing under our credit facilities. In prior years, through a series of private placements, the Company has issued $4.0 million of subordinated notes due April 6, 2004 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At December 31, 2002, the Company’s working capital was $5.1 million and its current ratio was 1.69. Management believes the improvement in the Company’s condition was attributable to more stringent cash management, accelerated collection activities and improved inventory and expense management.

     On March 6, 2002, we entered into a new revolving credit facility with a maximum credit line of $8.0 million. This facility has a term of 25 months, maturing on April 6, 2004 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under this facility are determined by applying stated percentages to the eligible receivables. The agreement has a financial covenant that requires that stockholders’ deficit not increase above $1.4 million. At December 31, 2002, our stockholders’ deficit was $795 thousand. The facility contains an acceleration clause whereby the lender may demand payment on the loan under certain circumstances such as failure to make any payment when due, making false statements, or failure to comply with or perform under certain provisions as defined in the agreement. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business to more services as well as reduced cost achieved through containment measures, including reduced occupancy cost, consolidation of administrative functions, and higher utilization of our workforce. Our Company believes that these recent profitable trends will continue, thereby allowing us to meet the financial covenant. However, there can be no assurance we will continue to meet this covenant. Should stockholders’ deficit rise above $1.4 million, we would work with the bank to obtain a waiver or to arrive at a temporary equitable solution.

Capital expenditures for the three months ended December 31, 2002 were approximately $85 thousand and $279 thousand for the nine months then ended. The Company expects capital expenditures to remain at this level for the next two quarters.

The subordinated debt agreements with an affiliate totaled $4 million at December 31, 2002. The credit facility agreement dated March 6, 2002 requires bank approval for payments of principal or interest on the subordinated debt. During the quarter ended December 31, 2002, the Company requested and the bank approved a payment of $75 thousand for accrued interest on the subordinated debt. (See Notes 5 and 6 to the consolidated financial statements.)

During the quarter ended December 31, 2002 the Company financed the purchase of one vehicle. The note was for $16 thousand with a term of 24 months, bearing interest at the rate of 0.0%. The monthly payment on the note is $660.

The Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through March 31, 2004, although there can be no assurances that all the aforementioned sources of cash can be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The information below summarizes our sensitivity to market risks as of December 31, 2002. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2002 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)	Period Ending
	December 31,

Long-term debt (including current
maturities)	2002	2003	Total Debt	Fair Value

Revolving credit facility at the prime rate plus 3/4%. Due April 6, 2004. Average interest rate of 5.5%	$5,989	$5,989	$5,989	$5,989

7% subordinated note from affiliate due April 6, 2004	2,000	2,000	2,000	2,042

8% subordinated notes from affiliate due April 6, 2004	2,000	2,000	2,000	2,070

Other long-term debt interest 0.0% to 1.9% due in 48 and 36 months	29	36	80	74

Total fixed rate debt	$4,029	$4,036	$4,080	$4,l86

Total debt	$10,018	$10,025	$10,069	$10,175

At present, all transactions are billed and denominated in U.S. dollars and consequently, our Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

The following table is the amounts of contractual obligations, aggregated by type of contractual obligation (Amounts in thousands)

Contractual Obligations		Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Long-term debt	$9,989	$—	$9,989	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	3,362	636	1,574	830	322
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligation	80	29	51	—	—

Total contractual obligations	$13,432	$665	$11,615	$830	$322

Long-term debt of $9.9 million represents a revolving credit facility of $5.9 million and subordinated notes from affiliate of $4.0 million. Operating leases of $3.4 million are the future minimum lease payments for office space and certain equipment. Other long-term obligations for $80 thousand are three installment agreements for vehicles.

Contingencies

As a requirement under certain contracts we are required to post performance bonds. In order to secure the bonds aggregating $794 thousand, we have issued letters of credit to the insurance carrier as collateral for these bonds. The letters of credit expire on June 30, 2003 and will be extended for additional periods of one year at the discretion of the insurance carrier. The following table indicates the amount of the obligations and current maturity.

(Amounts in thousands)

Contingent Liabilities and Commitments	Expiration by period

		Less than
	Total	1 year

Standby letters of credit	$794	$794

We are exposed to market risk from changes in interest rates. We do not believe such risk is material.

At December 31, 2002, the Company had $10.0 million of debt outstanding of which $4.1 million bears fixed interest rates. If the interest rates charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

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

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls and its “internal controls and procedures for financial reporting” (“Internal Controls” ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Other. The audit committee has approved professional services in connection with the review of our corporate tax filings for the tax year ending March 31, 2002. In approving this service, the audit committee has considered whether the provision of this service is compatible with maintaining Deloitte & Touche LLP’s independence.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 1 “Legal Proceedings” of the notes to condensed consolidated financial statements.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 99.1	Certification of Charles L. McNew, Chief Executive Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of Joseph Sciacca, Chief Financial Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)

Date: February 13, 2003	By: /s/ Charles L. McNew Charles L. McNew President & CEO

Date: February 13 2003	By: /s/ Joseph Sciacca Joseph Sciacca Vice President, Finance & CFO

CERTIFICATION

I, Charles L. McNew, Chief Executive Officer of Halifax Corporation, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Halifax Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.	The registrant other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Charles L. McNew Charles L. McNew Chief Executive Officer

CERTIFICATION

I, Joseph Sciacca, Chief Financial Officer of Halifax Corporation, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Halifax Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) vany fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Joseph Sciacca Joseph Sciacca Chief Financial Officer