Form 10-K
period 2003-03-31
HALIFAX CORP
filed 2003-06-19
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

(✓)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended March 31, 2003
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the transition period from to

Commission file Number 1-08964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA (Address of principal executive offices)	22312 (zip code)

Registrant’s telephone number, including area code (703) 750-2202

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.24 par value)	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (✓)Yes ( )No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). (✓)Yes ( )No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2002 was $6,385,538 computed based on the closing price for that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2003

Common Stock $0.24 par value	2,176,363

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the Registrant’s 2003 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2003, are incorporated by reference into Part III.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, difficulties we may have in attracting, and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions, continued favorable banking relations, the availability of capital to finance operations and planned growth, ramifications of the embezzlement matter referenced herein, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, our Company undertakes no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

Item 1. Business

Halifax Corporation (“Halifax” or the “Company” “we”, “our” or “us”), headquartered in Alexandria, Virginia provides a comprehensive range of enterprise maintenance services and solutions to a broad base of commercial and governmental clients. Halifax operates nationwide, providing 24x7 technology solutions that can meet stringent enterprise service requirements.

Our primary offices include locations in:

Alexandria, Virginia Harrisburg, Pennsylvania Richmond, Virginia Trenton, New Jersey Charleston, South Carolina Frederick, Maryland Baltimore, Maryland Seattle, Washington

Operating as the enterprise maintenance solutions company, our major service offerings consist of the following:

•	High Availability Maintenance Services

We provide clients with a comprehensive high availability enterprise maintenance solution through a single point of contact. Clients are offered a unique mix of proven nationwide coverage; multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a customized solution that meets all of our customers’ enterprise maintenance requirements while reducing costs.

We provide maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 24x7 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports the enterprise maintenance clients. Halifax is an authorized service provider for many major manufacturers, including IBM, Compaq, Dell, Gateway, Hewlett Packard and Lexmark.

Halifax works closely with clients to develop and implement the service program needed to achieve their business objectives. We draw from a wide range of services expertise and established corporate technology base to deliver customized, results-driven enterprise maintenance solutions.

•	Technology Deployment and Integration

We provide deployment and integration services through several of our alliance partners and certain direct customers. At present, our principal service offering is Seat Management which is a highly customizable and comprehensive service that encompasses the management, operation, and maintenance of an organization’s desktops, servers, communications, printers, peripherals and associated network infrastructure and components. The program transfers complete PC desktop responsibility along with all associated services from the client to Halifax. In return, the organization is afforded a full spectrum of computing resources for a fixed price per “seat” through a single ordering process.

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

Our Seat Management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:

-	Reduce clients’ total cost of ownership

-	Improve service levels and response times

-	Reduce the administrative costs for procurement

-	Increase user productivity through decreased downtime

-	Amortize costs across thousands of users

-	Focus IT staff on core responsibilities

-	Eliminate the time and expense of storage, sale, and disposal of surplus equipment

-	Simplify accounting with one report, one invoice, and one charge per user

-	Create a single source of accountability for all PC desktop hardware, software, and services

•	Secure Network Solutions

We serve the needs of various sectors of the Federal government related to communication services in voice, data, and video primarily for secure environments. We provide installation, engineering, maintenance and logistics support for our clients’ projects. Principal customers include the Department of Defense and US Army. Orders are typically placed with the Company using multi-task support contracts including the Digital Switch Systems Modernization Program (“DSSMP”). The Company also provides these services on a subcontract basis to certain systems integrators for the federal marketplace.

Our highly trained communications professionals are experienced in the installation of local Local area networks (“LANs”)and wide area networks (“WANs”). Most of these communications professionals have current/active security clearances with major federal agencies. We believe this advantage gives Halifax the ability to install secure or non-secure networks in sensitive areas of the government without the standard delays other companies may incur.

Complete Project Support

Halifax provides comprehensive project support from initial concept, through testing of the concept, to follow-up maintenance. Components include:

-	Site survey and installation plans

-	Engineering integration plans and specifications

-	On-site engineering

-	Installation and testing

-	Drawings and documentation

-	Training and maintenance

-	Logistics support

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

On April 1, 1996, we completed the acquisition of privately held CMS Automation, Inc. (“CMSA”) a Richmond, Virginia computer systems integration company. On November 25, 1996, Halifax, through its wholly owned subsidiary, CMSA, acquired the ongoing computer network integration business of Consolidated Computer Investors, Inc. (CCI) of Hanover, Maryland. The combined entity name was changed to Halifax Technology Services Company (HTSC), a wholly owned subsidiary of Halifax Corporation. On April 1, 1999, HTSC was merged into Halifax Corporation and began operating as the Technology Services Division of Halifax Corporation.

On May 31, 2000, we sold our Operational Outsourcing business which was non-core to the our long-term growth strategy. The Operational Outsourcing Division provided complete facility management and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facility operations.

As a result of our discontinuation of the outsourcing facility operations, we operate as a single business segment, providing information technology services and solutions for commercial and government activities. These services include high availability maintenance services, technology deployment and integration, and secure network solutions.

We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 750-2202, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC

Embezzlement Matter

On March 18, 1999, we announced that an internal investigation had revealed a material embezzlement by the former controller of one of our subsidiaries. The embezzlement had a material effect on our financial statements. The embezzlement occurred over a four year period and aggregated approximately $15.4 million of which approximately $15.0 million was embezzled from us and $400 thousand was embezzled prior to its acquisition by Halifax. After net recoveries through March 31, 2001, the cumulative net embezzlement loss to us before taxes was approximately $7.7 million. During the year ended March 31, 2001, we recovered $1.6 million (net of recovery costs of $1.2 million). See Item 3 “Legal Proceedings” for information regarding the termination of the investigation commenced by the Securities and Exchange Commission related to this embezzlement matter.

Concentration of Risk

The Company has a number of significant customers. Our largest customer accounted for 15%, 16% and 17% of the Company’s revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Through the aggregation of multiple contracts, our largest customer was IBM Global Services during fiscal year 2003. Our five largest customers collectively accounted for 57%, 42% and 33% of revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We anticipate that these customer concentrations will continue for the foreseeable future, although the companies which constitute our largest customers may change. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

Federal Government Contracts

A significant portion of our revenues have historically been derived from contracts and subcontracts with the United States Government. Excluding the sale of HTSI in fiscal year ended March 31, 2001 (“Discontinued Operations”) in fiscal years 2003, 2002 and 2001, we received revenues from 10, 10 and 15 government contracts, respectively, which accounted for approximately 24%, 17% and 26%, respectively, of our total revenues.

Our ability to successfully compete for government contracts is largely dependent on recognizing government requirements and opportunities, the submission of timely and responsive proposals, and a reputation for the successful completion of government contracts. Government contracts are subject to a bidding process, which is subject to comprehensive market pressures and time delays, and are not necessarily awarded on the basis of the lowest price.

The services of Halifax are performed under time-and-material, fixed unit-price contracts, subcontracts, Indefinite Delivery/Indefinite Quantity (IDIQ), and General Services Administration (GSA) schedule contracts. When the Company is selected under a GSA schedule to provide product or services, revenue is recognized upon delivery of the product or services. For time-and-material contracts and IDIQ contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed unit-price contracts, the government pays us an agreed-upon price per unit for services rendered. Under fixed unit-price contracts and time-and-material contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain losses.

Our Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the Government’s requirements or budgetary restrictions. A portion of our sales to the U.S. government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

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

Contracts with the Government are generally complex in nature and require Halifax to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and many other matters. We have not experienced any material difficulties in complying with applicable Federal regulations.

We are sensitive to the present climate in the Government with respect to fraud, waste and abuse, and have adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures. In addition, all employees receive training in business ethics and associated Company procedures, and a hot line has been established to encourage reporting of potential ethical violations.

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

Commercial and State/Municipal Government Contracts

We continue to work towards expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. State/municipal government contracts may increase as a result of privatization opportunities.

The following table reflects the distribution of revenues by type of customer excluding Discontinued Operations (see “Management’s Discussion and Analysis of financial conditions and results of operations” for further discussion):

	Years Ended March 31,

(Amounts in thousands)	2003		2002		2001

State/Local	$17,326	34%	$22,728	46%	$23,851	46%
Commercial	20,965	42%	18,082	37%	14,504	28%
Federal Government	12,127	24%	8,541	17%	13,365	26%

Total	$50,418	100%	$49,351	100%	$51,720	100%

Type of Contracts

For the three years ended March 31, 2003, 2002 and 2001, 97%, 97%, and 91%, respectively, of our revenue received was from fixed unit-price revenue contracts.

Accounts Receivable

Trade accounts receivable at March 31, 2003 and 2002 represented 43% and 49% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenue earned with future payments due from the customer for which invoices will not be presented until a later period.

Backlog

Our funded backlog for services as of March 31, 2003, 2002 and 2001 was $50.6 million, $73.0 million and $37.5 million, respectively, which excludes discontinued operations from fiscal year 2001. Of the $50.6 million of backlog at March 31, 2003, approximately 50% will be recognized during the next fiscal year. “Funded” backlog represents commercial orders and Government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.

Marketing

During 2003, we continued to build our direct sales and marketing organization with a focus on delivering additional services and solutions to our targeted markets and current client base. Our marketing efforts have focused on increasing brand awareness, enhancing bid and proposal capabilities, producing targeted sales aids, attending industry tradeshows, identifying high potential sales leads, and engaging in other public relations activities.

Halifax delivers services and solutions through a variety of distribution channels. We have developed strong partnership alliances with certain global services providers, original equipment manufacturers and system integrators. We have also developed several direct relationships with certain federal and state government customers.

Competition

We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and larger technical staffs than ours, including, in some cases, the manufacturers of the systems being supported. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by our Company. It is not possible to predict the extent of competition which present or future activities of Halifax will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which we are engaged are technology skills, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines.

Personnel

On March 31, 2003, we had 343 employees, of whom 20 were part-time and 8 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. Our Company believes employee relations are excellent. Although many of the our personnel are highly specialized, our Company has not experienced material difficulties obtaining the personnel required to perform under its contracts and generally does not bid on contracts where difficulty may be encountered in providing these necessary services. We have employees of a labor union on one of our government contracts. As of March 31, 2003, we believe relations with the union are excellent. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel.

Item 2. Properties

We have obligations under 17 short-term facility leases associated with our operations. The total rent expenses under existing leases were $632 thousand, $677 thousand and $972 thousand for the years ended March 31, 2003, 2002 and 2001, respectively. See Note 12 to the consolidated financial statements. Our primary offices are located in Alexandria, VA; Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Frederick, MD; Baltimore, MD; and Seatle, WA.

On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715 thousand was deferred and is being amortized over the 12 year lease-back of its headquarters building. The net sale proceeds were applied to the reduction of debt.

Item 3. Legal Proceedings

On January 9, 2001, the Securities and Exchange Commission (“SEC”) issued a formal order directing private investigation of the Company and unnamed individuals concerning trading activity in our Company’s securities, periodic reports filed by management with the SEC, certain accounting and financial matters and internal accounting controls. We cooperated fully with the SEC. In addition, we received an SEC subpoena for documents related to these matters. The staff of the SEC advised the Company that the inquiry was confidential and should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. We believe the investigation was primarily related to the previously reported embezzlement by one of our former employees. By letter dated May 31, 2002, the Company was advised that the investigation of the Company undertaken by the Staff of the SEC was terminated and no enforcement action was recommended to the Securities and Exchange Commission.

There are no material pending legal proceedings to which our Company is a party. We are engaged in ordinary routine litigation incidental to our business to which Halifax is a party. In addition, the Company is involved in a dispute in connection with a contract and is engaged in settlement negotiations with the other party for the contract. While we cannot predict the ultimate outcome of this dispute or these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4-A. Executive Officers of Registrant

The key executive officers of the Company who are not also directors are:

Joseph Sciacca, age fifty, Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to Halifax prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm.

Hugh Foley, age fifty-one, Vice President of Managed Services. As Vice President of Halifax’s managed services beginning in April 2002, Mr. Foley manages the service delivery operations for Halifax’s seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined Halifax in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining Halifax, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne.

Thomas J. Basile, age forty-nine, Vice President of Sales and Marketing since March 2001. Mr. Basile was Vice President of Sales for MATCOM, an information technology integration firm, from June 1998 to February 2001 where he established vertical market eBusiness solutions for health care, human resources and claims processing. He was director of consulting for FDC Technologies from March 1996 to June 1998, where he was responsible for the sales and delivery of various information systems. Earlier experience included marketing and sales positions with Andersen Consulting, Pricewaterhouse Coopers LLP, and Grant Thornton LLP.

James L. Sherwood, IV, age sixty-one, is Vice President of Contracts and Administration, a position he has held since 1986. He previously served as Vice President of the our Facilities Services Division. He has been with the Company and its subsidiaries since 1978.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Company’s Common Stock, par value $0.24, is listed on the American Stock Exchange.

At June 10, 2003, there were approximately 195 holders of record of our common stock as reported by our company’s transfer agent and approximately 506 beneficial holders.

The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2003		Fiscal Year 2002

Fiscal Quarter	High	Low	High	Low

April - June	$4.30	3.45	$2.67	$2.00
July - Sept.	5.58	3.50	2.31	1.75
Oct. - Dec.	6.50	4.99	3.13	1.84
Jan. - March	6.20	2.75	4.35	2.50

On June 12, 2003, the closing price of our common stock on the American Stock Exchange was $3.58

     We did not declare a cash dividend in either fiscal year 2003 or 2002, and there is no assurance we will do so in future periods. Our current bank loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt. As a Virginia corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the excess of our net assets over paid-in capital or, if there is no excess, our net profits for the current and/or immediately preceding fiscal year.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Item 6. Selected Financial Data

The following table includes certain selected financial data adjusted for discontinued operations in 2001, 2000 and 1999, of Halifax. Our Company’s selected consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Years Ended March 31,

(Amounts in thousands except share data)	2003	2002	2001	2000	1999

Revenue – continuing operations	$50,418	$49,351	$51,720	$53,530	$59,071

Income (loss) from continuing operations	648	302	(840)	1,385	(5,316)
Discontinued operations	—	—	244	928	17
Gain on sale of discontinued operations	—	—	1,694	—	—

Net income (loss)	$648	$302	$1,098	$2,313	$(5,299)

Income (loss) per common share – basic continuing operations	$.30	$.14	$(.42)	$.70	$(2.64)
Discontinued operations	—	—	.12	.47	.01
Gain on sale on discontinued operations	—	—	.84	—	—

	$.30	$.14	$.54	$1.17	$(2.63)

Income (loss) per common share – diluted
Continuing operations	$.30	$.14	$(.42)	$.69	$(2.64)
Discontinued operations	—	—	.12	.46	.01
Gain on sale on discontinued operations	—	—	.84	—	—

	$.30	$.14	$.54	$1.15	$(2.63)

Weighted average number of shares outstanding
Basic	2,175,781	2,100,321	2,022,811	1,984,014	2,012,611
Diluted	2,212,360	2,106,478	2,022,811	1,999,811	2,012,611
Dividends per common share	$—	$—	$—	$—	$.20
Total Assets	$16,769	$19,675	$17,966	$27,808	$38,735

Long-term obligations	$9,741	$11,295	$6,886	$12,793	$12,505

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the fiscal years ended March 31, 2003, 2002 and 2001 and financial condition as of March 31, 2003 and 2002. The comparison of the 2002 results with 2001 were affected by the sale of discontinued operations and embezzlement recovery activities. Results of operations and related notes thereto have been adjusted for discontinued operations. As a result of our discontinuation of our operational outsourcing business, we operate as a single business segment, whereby we provide high availability maintenance services, technology deployment and integration, and secure network solutions for commercial and government activities.

	Years Ended March 31,

(Amounts in thousands except share data)
Results of Operations	2003	2002	Change	%	2002	2001	Change	%

Revenues	$50,418	$49,351	$1,067	2%	$49,351	$51,720	$(2,369)	(5%)

Cost of services	45,302	44,526	776	2%	44,526	50,251	(5,725)	(11%)
Percent of revenues	90%	90%			90%	97%
Gross Margin	5,116	4,825	291	6%	4,825	1,469	3,356	228%

Percent of revenues	10%	10%			10%	3%
Marketing	652	619	33	5%	619	—	N/M
Percent of revenues	1%	1%			1%	—	—
General and Administrative	3,127	3,219	(92)	(3%)	3,219	2,912	307	11%

Percent of revenues	6%	7%			7%	6%
Operating income (loss)	1,337	987	350	35%	987	(1,443)	2,430	N/M
Percent of revenues	3%	2%			2%	(3%)
Interest expense	649	634	15	2%	634	955	(321)	(34%)
Other income	20	9	11	N/M	9	26	(17)	N/M
Other expense	—	—	—	—	—	45	(45)	N/M
Embezzlement recovery	—	—	—	—	—	(1,600)	(1,600)	N/M

Income (loss) before taxes and Discontinued operations	708	362	346	96%	362	(817)	1,179	N/M
Income tax expense	60	60	—	—	60	23	37	260%

Income (loss) from continuing Operations	648	302	346	115%	302	(840)	1,142	N/M
Discontinued operations	—	—	—	—	—	244	(244)	N/M
Gain on sale of discontinued operations	—	—	—	—	—	1,694	(1,694)	N/M

Net income	$648	$302	$346	115%	$302	$1,098	$(796)	(72%)

Earnings (loss) per share – basic
Continuing operations	$.30	$.14			$.14	$(.42)
Discontinued operations	—	—			—	.12
Gain on sale of discontinued operations	—	—			—	.84

	$.30	$.14			$.14	$.54

Earnings (loss) per share – diluted
Continuing operations	$.30	$.14			$.14	$(.42)
Discontinued operations	—	—			—	.12
Gain on sale of discontinued Operations	—	—			—	.84

	$.30	$.14			$.14	$.54

N/M = not meaningful

Revenues

Revenues include the sale of high availability enterprise maintenance services, technology deployment and secure network services (consisting of professional services, seat management and deployment services, and product sales). Services revenue includes monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenue and recognized when earned. The revenue and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

For fiscal year 2003 revenues increased 2% or $1.0 million to $50.4 million compared to 2002. In fiscal year 2002 revenues decreased $2.4 million or 5% to $49.4 million compared to $51.7 million in fiscal 2001. The change in revenues during both years was largely the result of a change in the sales mix of our business from a value added reseller to a services company. During fiscal 2003 services revenue increased $5.3 million, or 13%, compared with fiscal 2002 and $6.4 million, or 19%, in fiscal 2002 as compared to 2001. This was offset by a continued decline in sales of product held for resale to $5.0 million in fiscal 2003 from $9.3 million in 2002, a 46% decrease, and a decrease of $8.8 million or 49% decrease compared to fiscal 2001. The decrease in product sales was principally the result of management’s intentional de-emphasis on this low margin line of business.

In fiscal year 2004, we expect our services revenue to increase while our product sales revenue will continue to decline due to on going competition and a de-emphasis of low margin product sales by the Company. The components of revenue for fiscal year 2003, 2002 and 2001 were:

	March 31,
(Amounts in thousands)	2003	%	2002	%	2001	%

Revenue:
Services	$45,394	90.1%	$40,013	81.1%	$33,583	65.0%
Product held for resale	5,024	9.9%	9,338	18.9%	18,137	35.0%

Total revenue	$50,418	100.0%	$49,351	100.0%	$51,720	100.0%

Cost of Services

Included within costs of services are direct costs, including fringe benefits, product and part costs, certain selling expenses and other costs.

The variable component of these costs is product and part cost. Product is broken into two categories: parts and equipment to support our service base and product held for resale. Part cost is highly variable and is dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are a component of the service performed. Product held for resale consists of hardware and software.

On long-term fixed unit-price contracts part costs vary depending upon the call volume received from customers during the period. Higher call volume typically would result in higher cost of services.

A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our source offerings, we anticipate that the direct costs to support these service offerings will continue to increase in fiscal year 2004.

There was a 46% decrease in the cost of product held for resale during fiscal year 2003 compared to fiscal year 2002 and an additional 49% decrease in cost of product held for resale in fiscal year 2002 compared to fiscal year 2001 due to our de-emphasis on product sales.

The services and support component of cost of services increased $4.6 million or 13% during fiscal year 2003 compared to 2002 and 18% or $4.8 million compared to 2001. The increase in service costs in both periods was attributable to the expansion of our company services to seven days a week 24 hours a day.

During the fiscal year ended March 31, 2003, indirect cost decreased 11%, or $396 thousand, compared to March 31, 2002. The decrease was largely due to overall cost containment, including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. During the fiscal year ended March 31, 2002 indirect costs decreased $2.5 million compared to 2001. The decrease in 2002 was do to a reduction in charges for obsolete inventory from 2001 and cost containment measures under taken during the year.

Cost of services consists of the following components:

	March 31,
(Amounts in thousands)	2003	2002	2001

Service	$36,198	$31,552	$26,741
Product held for resale	4,445	8,022	15,776

Total direct cost	40,643	39,574	42,517
Indirect costs	3,557	3,953	6,458
Selling expense	1,102	999	1,276

Cost of services	$45,302	$44,526	$50,251

As a result of the favorable changes in the mix of our business and continued emphasis on higher margin long-term services contracts, we have experienced improvement in our gross margin of $291 thousand, or 6%, in fiscal year 2003 from $4.8 million in fiscal year 2002. Additionally, gross margin grew $3.4 million from $1.5 million in fiscal year 2002, an improvement of 228%.

Marketing

During the fiscal year ended March 31, 2002, we created a company wide marketing group. The marketing group was created to facilitate a nationwide sales campaign. In doing so, we refined and redirected our sales force and strategy, focusing our direct sales efforts on specific targeted accounts and growing our base of strategic partners to strengthen our indirect sales channel which has resulted in growth in higher margin service revenues. Expense for the fiscal year ended March 31, 2003 was $652 thousand compared to $619 thousand in 2002, a 5% increase. During the fiscal year ended March 31, 2001 there was no marketing expense.

General and Administration

General and administrative expense decreased $92 thousand, or 3%, in fiscal year 2003 compared to 2002. This decrease was a result from cost control efforts, including employment actions such as postponing salary increases, and in certain cases, reducing wage rates for administrative staff.

During fiscal year 2002, general and administrative cost increased $307 thousand, or 11%, compared to 2001. The increase in general and administrative cost in fiscal year 2002 was attributable to increased professional fees, consulting services, and increases in business insurance due to general market conditions.

Various factors, such as changes in insurance markets, related costs associated with new Securities and Exchange Commission rules and the American Stock Exchange regulations compliance mandates is expected to increase general and administrative expenses and have a negative impact on fiscal year 2004.

Depreciation and Amortization

Depreciation and amortization was $657 thousand, $907 thousand and $998 thousand for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. For the year ended March 31, 2003, the decrease in depreciation and amortization was due to the implementation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” which required that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment. In addition, there were reductions in depreciation expense due to an increase in fully depreciated assets and a decrease in capital expenditures for fiscal years ended March 31, 2003, 2002 and 2001, respectively. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.

Operating Income (Loss)

Halifax’s operating income increased $350 thousand, or 35%, to $1.3 million in fiscal year 2003 compared to $987 thousand in fiscal 2002 and $(1.4) million in fiscal year 2001. The principal reasons for the improved performance over the three years were changes in the revenue mix to higher margin long-term services contracts from lower margin sales of product, the positive effort of on-going cost containment measures, and as a result, lower operating costs.

Interest Expense

Interest expense increased 2% from $634 thousand to $649 thousand during fiscal year 2003 due to slightly higher monthly borrowing activities compared to fiscal year 2002. During fiscal year 2002 compared to 2001, interest expense decreased from $955 thousand, or 34%, in fiscal year 2001 to $634 thousand in fiscal year 2002. The primary reason for the lower expense was the significant reduction in interest rates during fiscal year 2002.

Embezzlement Recovery

During the fiscal year ended March 31, 2001 Halifax reported embezzlement recoveries of $1.6 million.

Income Taxes

We recorded provisions from income taxes of $60 thousand, $60 thousand and $23 thousand for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Our company has a net operating loss carryforward of approximately $8.9 million which expires in fiscal year 2019 and is available to substantially reduce our potential income tax for future periods.

Discontinued Operations

We sold our operational outsourcing business during fiscal year 2001 and accordingly, recorded income from discontinued operations and a gain on the sale of the discontinued operations of $244 thousand and $1.7 million, respectively.

Net Earnings

Net earnings increased from $302 thousand in fiscal year 2002 to $648 thousand in fiscal year 2003, or 115%. Earnings per share were $.30, basic and diluted, for the year end March 31, 2003 compared to $.14, basic and diluted, for the fiscal year ended March 31, 2002. Net earnings for fiscal year ended March 31, 2001 was $1.0 million or $.54 per share, basic and diluted. The net income for fiscal year 2001 was generated by embezzlement recoveries and the sale of the operational outsourcing business. Excluding these items from 2001, we would have reported a significant loss during 2001.

Liquidity and Capital Resources

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services and effectively manage expenses.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Halifax serves its customer base by providing high availability enterprise maintenance services, consulting, integration, networking, and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with adversely impacted should our company be unable to achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanding national sales program, strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful, will be on terms advantageous to us.

Liquidity and Capital Resources (Amounts in thousands)	2003	2002	2001

Cash balance at March 31	$568	$111	$231

Working capital at March 31	$5,092	$5,443	$(102)

Net cash provided by (used in) operations before impact of embezzlement	$2,355	$(3,553)	$520
Net cash recovered related to embezzlement	$—	$—	1,600

Net cash provided by (used in) operating activities	$2,355	$(3,553)	$2,120

Net cash (used in) provided by investment activities	$(346)	$(344)	$4,869

Net cash (used in) provided by financing activities	$(1,552)	$3,777	$(8,558)

At March 31, 2003, we had working capital of $5.0 million and a current ratio of 1.70. The increase in working capital was attributable to net earnings.

A summary of future minimum lease payments is set forth in Note 12 to the consolidated financial statements. Capital expenditures in fiscal year 2003 were $346 thousand and fiscal year 2002 were $344 thousand. We anticipate fiscal year 2004 technology requirements to result in greater capital expenditures totaling approximately $600 thousand. Our Company continues to sublease a portion of its headquarters building generating approximately $400 thousand annually.

On March 6, 2002, we entered into a new revolving credit agreement with an $8 million maximum. During the year, the loan was extended and now has a maturity date of July 6, 2005 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under the revolving credit agreement are determined by applying stated percentages to the eligible receivables. The agreement contains a subjective acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the agreement. The Company is in compliance with the covenant of its credit and security agreement at March 31, 2003. The agreement has one financial covenant that requires the stockholders’ deficit not increase above $1.4 million. At March 31, 2003, our stockholders’ deficit was $631 thousand. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business from the resale of product to more services, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. Although we expect to remain in compliance with the financial covenant, no assurance can be given. Should stockholders’ deficit rise above $1.4 million, we would attempt to work with the bank to arrive at a mutually acceptable resolution.

If our customer base were to remain constant, we expect to have approximately $2.5 million available on our revolving credit agreement through October 31, 2004. If we were to obtain a significant new contract or contract modifications, our borrowing availability may be less as we are generally required to invest significant initial startup funds that will later be billed to customers.

On December 8, 2000, we entered into a revolving credit agreement with an $8 million maximum. Amounts available under this agreement are determined by applying stated percentages to our Company’s eligible and unbilled receivables. The outstanding amount of the loan was paid in full and was replaced by a new revolving credit agreement dated March 6, 2002.

The new revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on subordinated debt. Interest expense on Subordinated Debt accrues on a current basis. Our subordinated debt agreements with Research Industries, Incorporated, an affiliate, totaled $4 million at March 31, 2003 and 2002. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005.

During the fiscal year ended March 31, 2003, the bank approved, and we made payments of $225 thousand for interest due and on January 2, 2002, we made a payment of $100 thousand to Research Industries for interest due . At March 31, 2003 and 2002, interest payable to Research Industries was $169 thousand and $101 thousand, respectively.

Our company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through July 6, 2005, although there can be no assurances that all the aforementioned sources of cash can be realized.

The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments.
(Amounts in thousands)

Year ended	Bank Line of	Subordinated	Vehicle	Consulting	Operating
March 31,	Credit	Debt(1)	Loans(2)	Commitment(3)	Leases	Total
2004	$—	$—	$29	$50	$613	$692
2005	—	—	29	50	506	585
2006	5,692	4,000	15	50	531	10,288
2007	—	—	5	50	509	564
2008	—	—	—	50	413	463
Thereafter	—	—	—	50	611	661

Total	$5,692	$4,000	$78	$300	$3,183	$13,253

(1)  An affiliate (See Note 13 to the consolidated financial statements), holds $2 million face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand, and $500 thousand face amount of the Company’s Subordinated Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. These notes are each subordinate to the bank revolving credit agreement and cannot be paid without the consent of its bank.

(2)  The Company has three notes with an automobile manufacturer. Two notes have terms of 36 months and one note has a term of 48 months. The balances and respective interest rates on the notes at March 31, 2003 were $35 thousand, $21 thousand, and $22 thousand with interest rates of 1.9%, 0.0% and 0.0%, respectively.

(3)  The Company has a consulting advisory service commitment with a former Chief Executive Officer of the Company. From April 1, 1999 through March 31, 2009, the Company is to pay the former Chief Executive Officer $50 thousand per year for consulting services.

Application of Critical Accounting Policies

Halifax Corporation ‘s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: inventory valuation reserve and allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, provision for loss contracts, income taxes and legal contingencies. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

Revenue Recognition

We recognize service revenue based on contracted fees earned, net of credits and adjustments, as the service is performed. Revenue from long-term fixed unit-price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these and certain other contracts is recognized upon the completion of both the delivery and installation. Invoices billed in advance are recognized as revenue when earned. Revenues are a function of the mix of long-term services contracts and time-and-material professional services. Revenues from time-and-material professional services are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, and continued downward pressure on hardware and software margins.

Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts. At March 31, 2003, we had no loss contracts. Our gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based on the level of long-term professional services compared to product volume, including the mix of types of product being sold.

Inventory Provisions

Our policy for valuation of inventory, including the determination of obsolete or excess inventory requires us to estimate the future demand based on prior usage to support our contracts and anticipated future demand. If the demand is less than anticipated, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve has ranged from 12% to 20% of inventory. The annual charge for fiscal year 2004 is projected to be approximately $220 thousand or 4.0% to 5.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $49 thousand.

Accounts Receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Our estimate of bad debt expense is approximately 0.3% of revenue. A change in the estimate by 0.1% would have an impact on earnings of approximately $50 thousand. Over the past three years bad debts expense represented approximately 0.2% to 1.4% of revenue.

The Company routinely transfers receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the Company for the receivables by the transferee is approximately equal to the Company’s carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

Goodwill and Other Acquired Intangibles

We have adopted Statement of Financial Accounting Standards No. 141“Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but will continue to amortize other acquisition related costs. During fiscal year 2003, amortization of acquisition related intangibles was $15 thousand, down from $210 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the three fiscal years.

Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. Halifax has been designated as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenue and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.

Plant Property and Equipment

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” utilizing cash flows which take into account management’s estimates of future operations.

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Presently, we record a valuation allowance of 100% of the deferred tax asset based on the weight of positive and negative evidence regarding the recoverability of our deferred tax assets. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizably of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, this would have a significant effect on net income.

Recent Pronouncements

In June 2001, the FASB issued two new statements: SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other intangible Assets.”

Effective April 1, 2002, the Company adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to goodwill and other intangible assets, regardless of when those assets were initially recognized. Effective April 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets. The Company follows the two-step process prescribed in SFAS 142 to test its goodwill for impairment . The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis. The Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the Company’s implied fair value, there was no indication of goodwill impairment.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 143 “Accounting for Asset Retirement Obligations” (SFAS No 143). This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this adoption of SFAS No. 143 will have any material impact upon the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”). “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 2, 2002. The adoption of this standard did not have any material impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended June 30, 2003. At March 31, 2003, 2002 and 2001, the Company did not record any after-tax extraordinary gains on the early extinguishment of debt.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 146, “Accounting for Exit or Disposal Activities” SFAS No. 146. This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement included the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring),” costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on the Company’s results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 148 “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” SFAS No. 148 This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. Currently, the Company applies the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” and therefore does not expense stock options grants. The disclosure only method includes the additional disclosures in compliance with the provisions of SFAS No. 148. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 1 to the Consolidated Financial Statements for the required disclosure under this standard.)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. The recording of this liability is not dependent on the probability that the payments will be required. The offset to the liability will depend on the circumstances under which the guarantee was issued, but could include: cash/accounts receivable if it is a standalone transaction, net proceeds in a sales transaction, or expense if no compensation is received. FIN 45 also requires detailed information about each guarantee or group of guarantee even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. See Note 6 to the Consolidated Financial Statements for the disclosures required under this interpretation. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of the Company depending on guarantees issued; however, at this time we do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for the Company is April 1, 2003. The Company is currently in the process of determining the impact of this statement on its results of operations, financial position and cash flows.

Our other results of operations and other forward looking statements contained herein involve a number of risks and uncertainties; in particular, plans to cultivate new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization and potential future impairment of goodwill. In addition to the factors discussed above, other factors that could cause actual results to differ materially included but are not limited to the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory values.

We believe that we have the enterprise maintenance solutions offerings, facilities, personnel and competitive resources for continued business success. However, future revenues, costs, margins and profits are influenced by a number of factors, including those discussed above, all of which are difficult to forecast.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our company is exposed to changes in interest rates, primarily as a result of bank debt to finance its business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our operations.

The definitive extent of our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes Halifax’s sensitivity to market risks as of March 31, 2003. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Fiscal year 2006 is the earliest maturity date for all debt Note 6 to the consolidated financial statements contains descriptions of our debt and should be read in conjunction with the table below.

Long-term debt (including current maturities)	Total Debt	Fair Value

	(Amounts in thousands)
Revolving credit agreement at the PRIME rate plus .75%. Due July 6, 2005. Average interest rate of 5.0%	$5,692	$5,692

7% convertible subordinated note from affiliate due July 6, 2005.	2,000	2,240
8% subordinated notes from affiliate due July 6, 2005.	2,000	2,260
Notes payable GMAC	78	78

Total fixed debt	4,078	4,578

Total debt	$9,770	$10,270

At present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Halifax Corporation:
Alexandria, VA

We have audited the accompanying consolidated balance sheets of Halifax Corporation and subsidiaries as of March 31, 2003, and 2002, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Halifax Corporation and subsidiaries at March 31, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 1, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

McLean, VA
May 29, 2003

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(Amounts in thousands except share and per share data)

	2003	2002	2001

Revenues	$50,418	$49,351	$51,720
Operating costs and expenses:
Cost of services	45,302	44,526	50,251

Gross margin	5,116	4,825	1,469
Marketing expense	652	619	—
General and administrative	3,127	3,219	2,912

Operating income (loss)	1,337	987	(1,443)
Interest expense	(649)	(634)	(955)
Other income	20	9	26
Other expense	—	—	(45)
Embezzlement recovery	—	—	1,600

Income (loss) from continuing operations before income taxes	708	362	(817)
Income tax expense	60	60	23

Income (loss) from continuing operations	648	302	(840)
Income from discontinued operations net of income tax expense	—	—	244
Gain on sale of discontinued operations (net of income taxes of $100)	—	—	1,694

Net earnings	$648	$302	$1,098

Earnings (loss) per common share-basic:
Continuing operations	$.30	$.14	$(.42)
Discontinued operations	—	—	.12
Gain on sale of discontinued operations	—	—	.84

	$.30	$.14	$.54

Earnings (loss) per common share-diluted:
Continuing operations	$.30	$.14	$(.42)
Discontinued operations	—	—	.12
Gain on sale of discontinued operations	—	—	.84

	$.30	$.14	$.54

Weighted average number of common shares outstanding – basic	2,175,781	2,100,321	2,022,811

Weighted average number of common shares outstanding – diluted	2,212,360	2,106,478	2,022,811

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND 2002
(Amounts in thousands except share and per share data)

	March 31,

	2003	2002

ASSETS
CURRENT ASSETS
Cash	$568	$111
Trade accounts receivable, net	7,196	9,733
Inventory, net	4,323	4,508
Prepaid expenses and other current assets	267	294

TOTAL CURRENT ASSETS	12,354	14,646
PROPERTY AND EQUIPMENT, net	1,307	1,604
GOODWILL	2,962	2,962
INTANGIBLE ASSETS, net	4	19
OTHER ASSETS	142	444

TOTAL ASSETS	$16,769	$19,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,543	$4,331
Accrued expenses	4,554	3,825
Deferred maintenance revenue	1,056	1,000
Current portion of long-term debt	29	—
Income taxes payable	80	47

TOTAL CURRENT LIABILITIES	7,262	9,203
LONG-TERM BANK DEBT	5,741	7,295
SUBORDINATED DEBT – AFFILIATE	4,000	4,000
DEFERRED INCOME	397	457

TOTAL LIABILITIES	17,400	20,955

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 2,433,047 in 2003 and 2,432,297 in 2002
Outstanding - 2,176,363 in 2003 and 2,175,613 in 2002	588	588
Additional paid-in capital	5,016	5,015
Accumulated deficit	(6,023)	(6,671)
Less treasury stock at cost – 256,684 shares in 2003 and 2002	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(631)	(1,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,769	$19,675

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(Amounts in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$648	$302	$1,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	657	907	998
Loss on sale or disposal of property and equipment	—	—	45
Gain on sale of discontinued operations	—	—	(1,694)
Common stock issued in lieu of interest	—	331	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,537	(1,090)	4
Decrease (increase) in inventory	185	(1,619)	1,501
Decrease in prepaid expenses and other current assets	27	318	28
Decrease (increase) in other assets	302	(1)	417
Decrease in accounts payable, accrued expenses and other current liabilities	(2,030)	(2,834)	(444)
Increase (decrease) in income taxes payable	33	47	(36)
(Decrease) increase in deferred maintenance revenue	56	145	259
Decrease in deferred income	(60)	(59)	(56)

Net cash provided by (used in) operating activities	2,355	(3,553)	2,120

Cash flows from investing activities:
Purchase of property and equipment	(346)	(344)	(631)
Net proceeds from sale of discontinued operations	—	—	5,500

Net cash (used in) provided by investing activities	(346)	(344)	4,869

Cash flows from financing activities:
Proceeds from debt borrowings	19,234	31,909	25,003
Repayments of debt	(20,787)	(28,132)	(34,240)
Increase in restricted cash	—	—	650
Proceeds from sale of stock upon exercise of stock options	1	—	29

Net cash (used in) provided by financing activities	(1,552)	3,777	(8,558)

Net increase (decrease) in cash	457	(120)	(1,569)
Cash at beginning of year	111	231	1,800

Cash at end of year	$568	$111	$231

See Note 15 for supplemental cash flow information.
See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands except share and per share data)

	Common Stock				Treasury Stock
			Additional
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total

April 1, 2000	2,316,370	$560	$4,683	$(8,071)	256,684	$(212)	$(3,040)
Net earnings	—	—	—	1,098	—	—	1,098
Exercise of Stock Options	6,000	2	27	—	—	—	29

March 31, 2001	2,322,370	562	4,710	(6,973)	256,684	(212)	(1,913)
Net earnings	—	—	—	302	—	—	302
Issuance of Common Stock	109,927	26	305	—	—	—	331

March 31, 2002	2,432,297	588	5,015	(6,671)	256,684	(212)	(1,280)
Net earnings	—	—	—	648	—	—	648
Exercise of Stock Options	750	—	1	—	—	—	1

March 31, 2003	2,433,047	$588	$5,016	$(6,023)	256,684	$(212)	$(631)

See notes to consolidated financial statements

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity - Halifax Corporation (the “Company”) provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions, technology deployment and integration, secure network solutions and communication services.

Principles of Consolidation - The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, unbilled accounts receivable, depreciation and amortization, taxes, inventory reserves, goodwill, and contingencies.

Accounts Receivable - Receivables are primarily attributable to trade receivables in the ordinary course of business. Allowance for doubtful accounts is provided for estimated losses resulting from our customers inability to make required payments. (See Note 3.)

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

Inventory - Inventory consists principally of spare computer parts, computer and computer peripheral, hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $630 thousand and $600 thousand at March 31, 2003 and 2002, respectively.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of :

Machinery and equipment	5 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Automotive equipment	4 years

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets as of March 31, 2003 or 2002.

Goodwill and Intangible Assets - Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually (see Note 5). Intangible assets that have finite useful lives are amortized over their useful lives.

Deferred Maintenance Revenue - Deferred maintenance revenue is derived from contracts for which customers pay in advance for services to be performed at a future date.

Revenue Recognition - Service revenue is derived from contracts with various federal and state agencies as well as from commercial enterprises. We recognize service revenue based on contracted fees earned, net of credits and adjustments as the service is performed. Revenue from long-term fixed unit price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these, and certain other contracts is recognized upon the completion of both the delivery and installation. Product sales were $5.0 million, $9.3 million and $18.1 million, with corresponding direct cost of product of $4.4 million, $8.0 million and $15.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Revenue related to the fixed-price service agreements is recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenue when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.

Income Taxes - The Company provides for deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates for the period in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Comprehensive Income - For the fiscal years ended March 31, 2003, 2002 and 2001, the Company did not identify any transactions that should be reported as other comprehensive income other than net income.

Stock-Based Compensation - The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for our stock-based compensation plan. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123, had compensation cost been determined based on the fair value of awards granted in fiscal years 2003, 2002 and 2001, the net income attributable to common shareholders would have been as follows:

	Year Ending March 31,

(Amounts in thousands except share data)	2003	2002	2001

Net income (as reported)	$648	$302	$1,098
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(250)	(261)	(230)

Proforma net income	$398	$41	$868

Earnings per common share (as reported):
Basic	$.30	$.14	$.54
Diluted	$.30	$.14	$.54
Proforma earnings per common share:
Basic	$.18	$.02	$.43
Diluted	$.18	$.02	$.43

Earnings Per Common Share — The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. Due to the loss from continuing operations in the year ended March 31, 2001, the computation of diluted earnings per share for that year is based on the weighted average number of shares outstanding during the period and does not include dilutive common stock equivalents.

Reclassification — Certain reclassifications have been made in the fiscal years 2002 and 2001 financial statements to conform to the 2003 presentation.

Concentration of Risk — The Company has a number of significant customers. The Company’s largest customer accounted for 15%, 16% and 17% of the Company’s revenues for the years ended March 31, 2003, 2002 and 2001, respectively. The Company’s five largest customers, collectively, accounted for 57%, 42% and 33%, of revenues for the years ended March 31, 2003, 2002 and 2001, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change.

Recent Pronouncements

In June 2001, the FASB issued two new statements: SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other intangible Assets.”

Effective April 1, 2002, the Company adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to goodwill and other intangible assets, regardless of when those assets were initially recognized. Effective April 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets. The Company follows the two-step process prescribed in SFAS 142 to test its goodwill for impairment . The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis. The Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the Company’s implied fair value, there was no indication of goodwill impairment.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 143 “Accounting for Asset Retirement Obligations” (SFAS No 143). This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this adoption of SFAS No. 143 will have any material impact upon the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”). “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 2, 2002. The adoption of this standard did not have any material impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended June 30, 2003. At March 31, 2003, 2002 and 2001, the Company did not record any after-tax extraordinary gains on the early extinguishment of debt.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 146, “Accounting for Exit or Disposal Activities” SFAS No. 146. This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement included the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring),” costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated — nullifying the guidance under EITF 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on the Company’s results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 148 “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123” SFAS No. 148 This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. Currently, the Company applies the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” and therefore does not expense stock options grants. The disclosure only method includes the additional disclosures in compliance with the provisions of SFAS No. 148. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 1 to the Consolidated Financial Statements for the required disclosure under this standard.)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. The recording of this liability is not dependent on the probability that the payments will be required. The offset to the liability will depend on the circumstances under which the guarantee was issued, but could include: cash/accounts receivable if it is a standalone transaction, net proceeds in a sales transaction, or expense if no compensation is received. FIN 45 also requires detailed information about each guarantee or group of guarantee even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. See Note 6 to the Consolidated Financial Statements for the disclosures required under this interpretation. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of the Company depending on guarantees issued; however, at this time we do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for the Company is April 1, 2003. The Company is currently in the process of determining the impact of this statement on its results of operations, financial position and cash flows.

2.	EMBEZZLEMENT MATTER

On March 18, 1999, the Company announced that an internal investigation had revealed a material embezzlement by the former controller of one of the Company’s subsidiaries. The embezzlement occurred over a four year period and aggregated approximately $15.4 million, of which approximately $15 million was embezzled from the Company and $400 thousand prior to the subsidiaries acquisition by Halifax. The embezzlement had a material effect on the Company’s financial statements. After net recoveries through March 31, 2003, as discussed below, the cumulative net embezzlement loss to the Company before taxes was approximately $7.7 million. There were no embezzlement recoveries during fiscal years 2003 or 2002.

During the year ended March 31, 2001, the Company recovered $1.6 million (net of recovery costs of $1.2 million).

3.	ACCOUNTS RECEIVABLE

	March 31,
Trade accounts receivable consist of:
(Amounts in thousands)	2003	2002

Amounts billed	$7,411	$9,738
Amounts unbilled	55	285

Total	7,466	10,023
Allowance for doubtful accounts	(270)	(290)

Total	$7,196	$9,733

4.	PROPERTY AND EQUIPMENT

	March 31,

Property and equipment consists of:			Estimated
(Amounts in thousands)	2003	2002	Useful Lives

Machinery and equipment	$2,855	$4,391	5 years
Furniture and fixtures	419	511	5 years
Building and improvements	542	508	5 – 10 years
Automotive equipment	135	—	4 years

Total	3,951	5,410
Accumulated depreciation	(2,644)	(3,806)

Total	$1,307	$1,604

At March 31, 2003, 2002 and 2001, depreciation expense was $567 thousand, $697 thousand and $843 thousand, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued. The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

		Proforma Results
		March 31,
(Amounts in thousands except share data)
	2003	2002	2001

Reported net income	$648	$302	$1,098
Goodwill amortization (net of tax)	—	210	210

Adjusted net income	$648	$512	$1,308

Basic earnings per share:
Reported earnings per share – basic	$.30	$.14	$.54
Goodwill amortization (net of tax)	—	.10	.10

Adjusted basic earnings per share	$.30	$.24	$.64

Diluted earnings per share:
Reported earnings per share – diluted	$.30	$.14	$.54
Goodwill amortization (net of tax)	—	.10	.10

Adjusted diluted earnings per share	$.30	$.24	$.64

Intangible assets as of March 31, 2003 and March 31, 2002 were as follows:

			Accumulated
(Amounts in thousands):	Useful Life	Gross Assets	Amortization	Net Assets

Contracts rights	7 years
March 31, 2003		$149	$(145)	$4

March 31, 2002		$149	$(130)	$19

There were no intangible assets reclassified to goodwill upon the adoption of SFAS 142. The Company considers itself to have a single reporting unit. The Company performed its annual impairment test as of March 31, 2003 and determined that based upon the implied fair value of the Company (which includes factors such as, but not limited to, the Company’s market capitalization and control premium) as of March 31, 2003, there was no impairment of goodwill.

Amortization expense for intangible assets was $15 thousand for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. For the fiscal years ended March 31, 2002 and 2001 amortization of goodwill was $210 thousand. Intangible assets existing at March 31, 2003 will be fully amortized during fiscal year 2004. Estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is estimated to be $4 thousand during fiscal year 2004. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions and other relevant factors.

6.	LONG-TERM DEBT

	March 31,

	(Amounts in thousands)
Long-term debt consists of:	2003	2002

Revolving credit agreement dated March 6, 2002 maturing July 6, 2005 with a maximum of $8 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2003 and 2002, $2.3 million and $705 thousand, respectively, was available to the Company under the terms of the agreement. The facility matures on July 6, 2005 and bears interest at the bank’s prime rate plus 3/4%. The interest rate at March 31, 2003 and 2002 was 5.00% and 5.50%, respectively. The agreement contains a subjective acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the agreement.
Total bank debt	$5,692	$7,295

7% Convertible subordinated debenture with an affiliate (see Note 13) dated January 27, 1998. Principal due in full on July 6, 2005. Interest payable semiannually in arrears beginning August 1, 1998. May be prepaid by the Company on any date after January 27, 2000. Convertible to common stock by note holder at any time at a conversion price of $11.72 per common share.	2,000	2,000
Subordinated note with an affiliate (see Note 13) dated October 8, 1998 Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	690	690
Subordinated note with an affiliate (see Note 13) dated October 13, 1998 Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	310	310
Subordinated note with an affiliate (see Note 13) dated November 2, 1998 Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	500	500
Subordinated note with an affiliate (see Note 13) dated November 5, 1998 Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	500	500

Subtotal – debt affiliated parties	4,000	4,000

Other long-term debt. Interest rates 0.0% to 1.9% due in 48 and 36 months.	78	—

Total debt	9,770	11,295
Less current maturities	29	—

Total long-term debt	$9,741	$11,295

The Company is in compliance with the covenant of its credit and security agreement at March 31, 2003. The covenant required that stockholders’ deficit does not increase above $1.4 million.

The following table sets forth the Company’s contractual obligations, aggregated by type of contractual obligation

Year ended	Bank Line of	Subordinated	Vehicle	Operating
March 31,	Credit	Debt	Loans	Leases	Total
2004	$—	$—	$29	$613	$642
2005	—	—	29	506	535
2006	5,692	4,000	15	531	10,238
2007	—	—	5	509	514
2008	—	—	—	413	413
Thereafter	—	—	—	611	611

Total	$5,692	$4,000	$78	$3,183	$12,953

The carrying value of the revolving credit agreement approximates fair market value at March 31, 2003. Because other subordinated debt of $2 million with an interest rate of 7% and $2 million with an interest rate of 8% is with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.

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

(Amounts in thousands)
Contingent Liabilities and Commitments	Expiration by period
		Less than
	Total	1 year

Standby letters of credit	$794	$794

7.	ACCRUED EXPENSES

Accrued expenses consist primarily of the following:

	March 31,

(Amounts in thousands)	2003	2002

Accrued lease payments	$2,212	$1,502
Accrued contract costs	438	747
Accrued vacation	594	499
Accrued payroll	688	568
Payroll taxes accrued and withheld	141	124
Other accrued expenses	481	385

	$4,554	$3,825

8.	STOCK–BASED COMPENSATION

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

A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

1994 PLAN

Outstanding at April 1, 2000	213,368	$6.50
Granted	134,000	4.70
Exercised	(6,000)	4.77
Forfeited/Expired	(51,518)	6.89

Outstanding at March 31, 2001	289,850	5.60

Granted	112,500	3.63
Exercised	—	—
Forfeited/Expired	(104,850)	5.46

Outstanding at March 31, 2002	297,500	4.90

Granted	46,000	3.34
Exercised	(750)	2.60
Forfeited/Expired	(2,250)	2.60

Outstanding at March 31, 2003	340,500	$4.71

The following table summarizes the information for options outstanding and exercisable under the 1994 Plan at March 31, 2003.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$7.81	5,000	1 years	$7.81	5,000	$7.81
5.75-7.56	92,000	7 years	6.35	—	—
5.38-5.50	54,000	8 years	5.47	—	—
2.60-4.05	143,500	9 years	3.68	3,750	2.60
3.10-5.00	46,000	10 years	3.34	—	—

$ 2.60-$7.81	340,500		$4.71	8,750	$5.58

A summary of Non-Employee Directors Stock Option Plan activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding at April 1, 2000	42,000	$9.33
Granted	13,000	7.06
Cancelled	(8,250)	9.28

Outstanding at March 31, 2001	46,750	8.27
Granted	21,000	1.80

Outstanding at March 31, 2002	67,750	7.03
Granted	5,000	5.00
Cancelled	(833)	5.00

Outstanding at March 31, 2003	71,917	$6.91

Exercisable, March 31, 2003	64,228	$7.25

Exercisable, March 31, 2002	54,650	$7.74

Exercisable, March 31, 2001	31,000	$8.62

The following table summarizes the information for options outstanding and exercisable under the Non-Employee Directors Stock Option Plan at March 31, 2003.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$10.25	24,250	5 years	$10.25	24,250	$10.25
7.03	10,500	6 years	7.03	10,500	7.03
7.06	12,000	7 years	7.06	10,033	7.06
5.69	8,000	8 years	5.69	8,000	5.69
1.80	13,000	9 years	1.80	9,517	1.80
5.00	4,167	10 years	5.00	1,928	5.00

$1.80-10.25	71,917		$6.91	64,228	$7.25

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

The fair value of each of the Company’s option grants is estimated on the date of grant using Black-Scholes option – pricing model as prescribed by SFAS No. 123 using the following assumptions for the fiscal years ended March 31, 2002, 2001 and 2000: risk-free interest rate of 3.73%, 5.10% and 4.65% respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the Company’s common stock of 52.2%, 88.7%, and 80.4%, respectively, and weighted-average expected option life of five to ten years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during fiscal 2003, 2002 and 2001 were $1.48, $2.20 and $3.01 respectively. (For additional information see Note 1 - Stock-Based Compensation.)

9.	EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $102 thousand, $109 thousand and $129 thousand for the years ended March 31, 2003, 2002 and 2001, respectively. Union employees receive benefits as prescribed in their collective bargaining agreement.

10.	EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in this Plan during the three fiscal years ended March 31, 2003.

11.	INCOME TAXES

The components of income tax expense for continuing operations are as follows for the years ended March 31:

(Amounts in thousands)	2003	2002	2001

Current expense:
Federal	$18	$4	$5
State	42	56	18

Total current:	60	60	23
Deferred expense:
Federal	—	—	—
State	—	—	—

Total deferred:	—	—	—

Income tax expense	$60	$60	$23

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2003	2002

Deferred tax assets:
Accounts receivable reserves	$108	$143
Inventory reserve	260	384
Accrued compensation/vacation	238	244
AMT credit carryforwards	60	53
Net operating loss carryforward	3,038	3,560
Deferred gain on building sale	158	224

	3,862	4,608
Deferred tax liabilities:
Depreciation/amortization	507	778

	3,355	3,830
Valuation allowance	(3,355)	(3,830)

Net deferred tax asset	$—	$—

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities.

Due to the uncertainty of future realization, the Company has not recorded a net benefit for these operating loss carryforwards and other deferred tax assets in its fiscal 2003 and 2002 financial statements. The change in the valuation allowance results primarily from the use of the net operating loss carryforward of $908 thousand to offset taxable income in the current year. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on the weight of the positive and negative evidence regarding recoverability of our deferred tax assets, we have continued to record a valuation allowance for the full amount of our net deferred tax assets.

The differences between the provision for income taxes at the expected statutory rate for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2003	2002	2001

Provision (benefit) for income taxes at statutory rate	34.0%	35.0%	(34.0)%
State taxes, net of federal benefit	5.0	9.2	(5.0)
Goodwill amortization	—	18.9	2.0
Other	(7.79)	6.2	1.0
Valuation allowance	(22.81)	(52.7)	38.8

Total	8.4%	16.6%	2.8%

The Company has $8.9 million of net operating loss carryforwards virtually all of which expire in fiscal 2019.

12.	LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31: (Amounts in thousands)

Year ending March 31,

2004	$613
2005	506
2006	531
2007	509
2008	413
Thereafter	611

Total minimum lease payments	$3,183

Deferred income of $397 thousand and $457 thousand at March 31, 2003 and 2002, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred revenue is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $632 thousand, $677 thousand and $972 thousand for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2003 are $1.9 million.

13.	RELATED PARTY TRANSACTIONS

Research Industries, Inc. the owner of 825,707 shares, or 38% of the Company’s common stock, holds $2 million face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amount of the Company’s Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $300 thousand for 2003, 2002 and 2001. (See Note 6).

During the fiscal year ended March 31, 2003 the Southern Financial Bank approved and we made payment to Research Industries, Inc. of $225 thousand for interest due. On January 2, 2002, we made a payment of $100 thousand to Research Industries, Inc. for interest due . At March 31, 2003 and 2002, interest payable to Research Industries, Inc. was $169 thousand and $101 thousand, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Costs incurred by the Company on the performance of United States Government contracts are subject to audit by the Defense Contract Audit Agency. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

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

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2003	2002	2001

Interest	$649	$634	$1,044

Income taxes	$22	$37	$158

Disclosure of non-cash financing activities:
Common stock issued in lieu of interest payment	$—	$331	$—

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share data)

	Years Ended March 31,

	2003	2002	2001

Numerator for earnings per share:
Net income (loss) as reported from:
Continuing operations	$648	$302	$(840)
Discontinued operations	—	—	244
Gain on sale of discontinued operations	—	—	1,694

Net income	$648	$302	$1,098

Denominator:
Denominator for basic earnings per share-	2,175,781	2,100,321	2,022,811
Weighted-average shares outstanding
Effect of dilutive securities:
7% convertible debenture	—	—	—
Employee stock options	36,579	6,157	—

Dilutive potential common shares
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	2,212,360	2,106,478	2,022,811
Earnings (loss) per share — basic:
Continuing operations	$.30	$.14	$(.42)
Discontinued operations	—	—	.12
Gain on sale of discontinued operations	—	—	.84

Basic earnings per share	$.30	$.14	$.54

Diluted earnings (loss) per share:
Continuing operations	$.30	$.14	$(.42)
Discontinued operations	—	—	.12
Gain on sale of discontinued operations	—	—	.84

Diluted earnings per share	$.30	$.14	$.54

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. The dilutive effects of employee stock options and the 7% convertible debenture of 460 thousand, 462 thousand and 475 thousand shares has not been considered in the computation of diluted earnings (loss) per share in fiscal years ended March 31, 2003, 2002 and 2001, respectively, because including these shares would be anti-dilutive.

17.	SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as required. The Company’s business activities are considered to be in one business segment which provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the fiscal years ended March 31, 2003, 2002 and 2001 were $12.1 million (24%), $8.5 million (17%) and $13.4 million (26%).

18.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS:

(Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003
Revenue	$14,015	$14,055	$11,348	$11,000
Net income	$143	$190	$151	$164
Basic earnings per share	$.07	$.09	$.07	$.07

Diluted earning per share	$.07	$.09	$.07	$.07

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002
Revenue	$10,817	$11,672	$13,249	$13,613
Net income	$18	$60	$109	$115
Basic earnings per share	$.01	$.03	$.04	$.05

Diluted earning per share	$.01	$.03	$.04	$.05

Halifax Corporation

Schedule II, Valuation and Qualifying Accounts

March 31, 2003

	Balance at	Additions		Balance at
	beginning	Charged to		end of
	of year	cost & expense	Deductions	Year

Year Ended March 31, 2001
Allowance for doubtful Accounts	$403,000	$300,000	$384,000	$319,000
Allowance for inventory Obsolescence	$125,000	$1,660,000	$1,085,000	$700,000
Year Ended March 31, 2002
Allowance for doubtful Accounts	$319,000	$300,000	$329,000	$290,000
Allowance for inventory Obsolescence	$700,000	$200,000	$300,000	$600,000
Year Ended March 31, 2003
Allowance for doubtful Accounts	$290,000	$120,000	$140,000	$270,000
Allowance for inventory Obsolescence	$600,000	$165,000	$135,000	$630,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference certain information from our definitive proxy statement, for our 2003 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

The information regarding executive officers who are not also directors contained in Part 1, Item 4A “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference from our 2003 definitive proxy statement.

Item 11. Executive Compensation

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements, for our 2003 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The Company has two equity compensation plans, the 1994 Key Employee Stock Option Plan and the Non-Employee Director’s Stock Option Plan.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 options available for issuance. As of March 31, 2003, there were 17,550 options previously exercised, 340,500 options issued, and 41,950 options available for grant. The Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2003 there were 71,917 options issued and 28,083 options available for grant.

Equity Compensation Plan Information

The following table sets forth the information regarding equity compensation plans, as of March 31, 2003.

(c)
Number of securities
	(a)	(b)	remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by a security holders	420,417	$5.12	70,033

Equity compensation plans not approved by security holders	—	—	—

	420,417	$5.12	70,033

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 14. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was performed under the supervision and the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is alerted on a timely basis to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with the SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in the Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report: as Item 8

1.	Consolidated Financial Statements

•	Independent Auditors’ Reports

•	Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

•	Consolidated Balance Sheets as of March 31, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

•	Schedule II, Valuation and Qualifying Accounts

All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8K on May 29, 2003 to include its Press Release dated May 29, 2003.

(c)	Exhibits

1	Stock Purchase Agreement Between US Facilities and Halifax dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000)

2	Transition Agreement by and Among Halifax Corporation, Halifax Technical Services, Inc. and US Facilities dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000)

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 1995.)

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Loan and Security Agreement dated January 30, 1989 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended March 31, 1989.)

4.2	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated Dec. 11, 1992 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10-K for the Year ended March 31, 1993.)

4.3	Loan agreement dated June 30, 1993 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 31, 1994.)

4.4	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated November 14, 1994 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1995.)

4.5	Fifth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated June 25, 1998 and restated notes (Incorporated by reference to Form 8-K dated October 6, 1998.)

4.6	Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes. (Incorporated by reference Exhibit 4.6 to Form 10-K for the year ended March 31, 1999.)

4.7	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement between the Company and SunTrust Bank (formerly Crestar Bank) dated September 7, 1999 and related notes. (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended March 31, 2000.)

4.8	Financing and Security Agreement between the Company and Bank of America, N.A. dated December 8, 2000. (Incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended December 31, 2000.)

4.9	Modification Agreement between the Company and Bank of America dated February 11, 2002. (Incorporated by reference to Form 10-Q for the quarter end December 30, 2002.)

4.10	Business Loan between the Company and Southern Financial Bank March 6, 2002. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2002.)

4.11	Research Industries Incorporated Promissory Note dated October 8, 1998. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2002.)

4.12	Research Industries Incorporated Promissory Note dated October 13, 1998. (Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended March 31, 2002.)

4.13	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.14	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.15	Research Industries Incorporated Promissory Note dated January 27, 1998. (Incorporated by reference to Exhibit 4.15 to Form 10-K for the year ended March 31, 2003.)

10.1	1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended March 31, 1989).

10.2	Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended March 31, 1992).

10.3	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.7	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.8	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.9	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.10	Severance Agreement of Thomas Basile, dated March 15, 2001. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2001.)

10.11	Severance Agreement of James Sherwood, dated November 9, 1999. (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2001.)

10.12	Severance Agreement of Jim L. May, dated March 15, 2001. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2001.)

10.13	Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.14	Severance Agreement of Hugh Foley, dated January 17, 2003 (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

12	Computation of earnings to fixed charges.

21	Subsidiaries of the registrant.

23.1	Independent Auditors’ Consent

99.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 19, 2003 pursuant to 18US.C. Section 1350.

99.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 19, 2003 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By	/s/Charles L. McNew

Charles L. McNew
	President and Chief Executive Officer	Date: 6/19/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles L. McNew	President and	6/19/03
Chief Executive
Charles L. McNew	Officer, Director
Principal Executive Officer

/s/Joseph Sciacca	Vice President,	6/19/03
Finance and Chief
Joseph Sciacca	Financial Officer
Principal Financial and
Accounting Officer

/s/John H. Grover	Chairman of the	6/19/03
Board of Directors
John H. Grover

/s/Thomas L. Hewitt	Director	6/19/03

Thomas L. Hewitt

/s/John M. Toups	Director	6/19/03

John M. Toups

/s/Daniel R. Young	Director	6/19/03

Daniel R. Young

/s/Arch C. Scurlock, Jr.	Director	6/19/03

Arch C. Scurlock, Jr.

CERTIFICATION

I, Charles L. McNew, Chief Executive Officer of Halifax Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Halifax Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ Charles L. McNew

Charles L. McNew
Chief Executive Officer

CERTIFICATION

I, Joseph Sciacca, Chief Financial Officer of Halifax Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Halifax Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ Joseph Sciacca

Joseph Sciacca
Chief Financial Officer