Form 10-Q
period 2003-06-30
HALIFAX CORP
filed 2003-08-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from __________ to ____________ Commission file Number 1-08964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-0829246 (IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip code)

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

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,468,333 of common stock outstanding as of August 4, 2003.

HALIFAX CORPORATION

CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share data)

	June 30, 2003	March 31, 2003

ASSETS
CURRENT ASSETS
Cash	$105	$568
Trade accounts receivable, net	8,446	7,196
Inventory, net	4,387	4,323
Prepaid expenses and other current assets	458	267

TOTAL CURRENT ASSETS	13,396	12,354
PROPERTY AND EQUIPMENT, net	1,211	1,307
GOODWILL	2,962	2,962
INTANGIBLE ASSETS, net	1	4
OTHER ASSETS	150	142

TOTAL ASSETS	$17,720	$16,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,163	$1,543
Accrued expenses	2,978	4,554
Deferred maintenance revenue	2,258	1,056
Current portion of long-term debt	29	29
Income taxes payable	—	80

TOTAL CURRENT LIABILITIES	8,428	7,262
LONG-TERM BANK DEBT	5,490	5,741
SUBORDINATED DEBT — AFFILIATE	4,000	4,000
DEFERRED INCOME	382	397

TOTAL LIABILITIES	18,300	17,400

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value authorized 1,500,000, issued 0 shares Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued - 2,433,047 as of June 30, 2003 and March 31, 2003
Outstanding - 2,176,363 shares as of June 30, 2003 and March 31, 2003	588	588
Additional paid-in capital	5,016	5,016
Accumulated deficit	(5,972)	(6,023)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ DEFICIT	(580)	(631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,720	$16,769

See notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands except share data)

	Three Months Ended
	June 30,

	2003	2002

Revenues	$10,676	$14,015
Cost of services	9,356	12,470

Gross margin	1,320	1,545
Selling expense	283	242
Marketing expense	129	140
General and administrative	709	825

Operating income	199	338
Interest expense	(147)	(181)
Other income	4	1

Income before income taxes	56	158
Income taxes	5	15

Net income	$51	$143

Earnings per common share
Basic	$.02	$.07

Diluted	$.02	$.07

Weighted number of shares outstanding:
Basic	2,176,363	2,175,613
Diluted	2,187,431	2,192,906

See notes to the Condensed Consolidated Financial Statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$51	$143

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	151	152
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,250)	(1,112)
(Increase) decrease in inventory	(64)	161
(Increase) decrease in other assets	(199)	24
Increase (decrease) in accounts payable and accrued expenses	44	(156)
Decrease in income taxes payable	(80)	(3)
Increase in deferred maintenance revenue	1,202	1,234
Decrease in deferred income	(15)	(16)

Total adjustments	(211)	284

Net cash (used in) provided by operating activities	(160)	427

Cash flows from investing activities:
Acquisition of property and equipment	(52)	(104)

Net cash used in by investing activities	(52)	(104)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	5,357	3,108
Retirement of long-term debt	(5,608)	(3,442)

Net cash used in financing activities	(251)	(334)

Net decrease in cash	(463)	(11)
Cash at beginning of period	568	111

Cash at end of period	$105	$100

Supplemental disclosure of cash flow information:
Interest paid	$73	$181

Income taxes paid	$27	$15

See notes to the Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Halifax Corporation’s (the “Company”) annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2003. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment (as of the transition date) treated as a cumulative effect of a change in accounting principle. An independent benchmark assessment was performed as of April 1, 2002 and no goodwill impairment was identified.

Intangible assets as of June 30, 2003 and March 31, 2003 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

Contracts rights
June 30, 2003	$149	$(148)	$1

March 31, 2003	$149	$(145)	$4

Amortization expense for intangible assets was $3 thousand for the three month periods ended June 30, 2003 and 2002, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2003 is $1 thousand for fiscal year 2004.

Contingencies

There are no material pending legal proceedings to which Halifax is a party. The Company engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had a material impact upon the Company’s financial position and the company does not believe it will have a material effect on the Company’s financial position in the future.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections(“SFAS No. 145”).” SFAS No. 145 Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement.” This Statement also rescinds FASB Statement No. 44 “Accounting for Intangible Assets for Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” (“SFAS No. 148”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement FSAB123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of (“SFAS No. 148”) will not have a material impact on our financial condition as the Company will continue to apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. (“SFAS NO. 150”) SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company’s financial statements.

Note 2 — Trade Accounts Receivable consists of the following:

(Amounts in thousands)	June 30, 2003	March 31, 2003

Amounts billed	$8,448	$7,411
Amounts unbilled	274	55
Allowance for doubtful accounts	(276)	(270)

Accounts receivable, net	$8,446	$7,196

Note 3 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $645 thousand and $630 thousand at June 30, 2003 and March 31, 2003, respectively.

Note 4 — Tax Matters

At March 31, 2003, the Company had a net operating loss carryforward of approximately $8.8 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended June 30, 2003 and 2002 was $5 thousand and $15 thousand, respectively. Due to the uncertainty of future realization, the Company has not recorded a net benefit for the operating loss carryforward in the financial statements for the quarter ended June 30, 2003.

Note 5 — Long-Term Debt

Long-term bank debt consists of a revolving credit and security agreement dated March 6, 2002 that has a term which expires on July 6, 2005 with a maximum of $8 million. Amounts available under the revolving credit agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At June 30, 2003, $5.5 million was outstanding on the revolving credit and security agreement; $1.8 million was available to the Company under the terms of the revolving credit agreement. The amounts outstanding under the revolving credit bears interest at the bank’s prime plus 3/4%. The interest rate at June 30, 2003 was 5.00%. The agreement contains an acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the revolving credit agreement.

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on subordinated debt owned by an affiliate is accrued on a current basis. As of June 30, 2003, there was $4.0 million of subordinated debt.

The Company is in compliance with the covenant of its credit and security agreement at June 30, 2003. The covenant requires that stockholders’ deficit does not increase above $1.4 million. Stockholders’ deficit was $580 thousand at June 30, 2003.

Note 6 — Transactions with Related Party

The subordinated debt agreements with an affiliate totaled $4.0 million at June 30, 2003. The credit and security agreement dated March 6, 2002 requires bank approval for the payments of principal or interest on the subordinated debt. (See Note 5 to the Condensed Consolidated Financial Statements.)

Note 7 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 19% and 14% of the Company’s revenues for the three months ended June 30, 2003 and 2002, respectively. The Company’s five largest customers collectively accounted for 61% and 49% of revenues for the three months ended June 30, 2003 and 2002, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of the concentration changes from reporting period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 — Subsequent Events

On July 23, 2003, the Company completed a private placement of $1.2 million of our common stock. The Company issued 291,970 shares of common stock at $4.11 to four members of the executive management team, as well as certain directors and one existing shareholder of the Company. The private placement included warrants to purchase 58,394 shares of common stock, at an exercise price of $4.93.

Note 9 — Earnings per Share

In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”)” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS Statement No123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123, had compensation cost been determined based on the fair value of awards granted, the net income attributable to common shareholders would have been as follows.

	Three Months Ended
	June 30,

(Amounts in thousands except share data.)	2003	2002

Net income as reported	$51	$143

Deduct: stock-based compensation expense under the fair value method net of tax	(39)	(58)

Proforma net income	$12	$85

Earnings per common share (as reported):
Basic	$.02	$.07
Diluted	$.02	$.07
Proforma earnings per common share:
Basic	$.01	$.04
Diluted	$.01	$.04

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30,

(Amounts in thousands except share data.)	2003	2002

Numerator for earnings per share:
Net income	$51	$143

Denominator:
Denominator for basic earnings per share weighted-average shares	2,176,363	2,175,613
Effect of dilutive securities:
Employee stock options	11,068	17,293

Denominator for diluted earnings per share weighted number of shares
Outstanding	$2,187,431	$2,192,906

Basic earnings per common share
Net income	$.02	$.07

Diluted earnings per common share	$.02	$.07

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. The dilutive effects of employee stock options and the 7% convertible debenture of approximately 500 thousand shares has not been considered in the computation of diluted earnings per share for the three months ended June 30, 2003 because including these shares would be anti-dilutive.

Item 2
Management’s Discussion and Analysis
of Financial Conditions and
Results of Operations

Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of the our revenues, risks involved in contracting with its customers, government contracting risks, absence of dividends, potential conflicts of interest, difficulties in attracting, and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and risks related to the our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth, risks related to competition and the Company’s ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statement, investors and others should not conclude that we will make additional updates or correction thereafter.

Application of Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in our results of operations. Based on this definition, our most critical policies include: provision for loss contracts, inventory valuation reserve and allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles, provisions for loss contracts, income taxes and legal contingencies We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these other key policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

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

Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts. There can be no assurances that this trend will continue. Our gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based on the level of long-term professional services compared to product volume, including the mix of types of product being sold.

Inventory Provisions

Our policy for inventory, valuation reserve, including the determination of obsolete or excess inventory, requires us to estimate the future demand, based on prior usage, to support our contracts and anticipated future demand. If the demand is less than anticipated, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. The current annual charge for inventory obsolescence is approximately $220 thousand or approximately 4.0% to 5.0% of inventory. A 1% change in the estimate would impact earnings by approximately $44 thousand. For the last three years, our inventory reserve has ranged from 12% to 19% of inventory.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment on the part of management. Our estimate for expense for bad debts is approximately      .4% of revenue. A change in the estimate by .1% would have an impact on earnings of approximately $50 thousand. Over the past three years bad debts expense represented approximately .3% to 1.4% of revenues.

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

Goodwill and Other Acquired Intangibles

We have adopted Statement of Financial Accounting Standards No. 141“Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but will continue to amortize other acquisition related costs. Amortization of acquisition related intangibles will be approximately $4 thousand during fiscal year 2004, down from $15 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2003. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the three fiscal years.

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

Plant, Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Automotive equipment	4 years

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets as of June 30, 2003.

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Presently, we record a valuation allowance of 100% of the deferred tax asset based on the weight of positive and negative evidence regarding the recoverability of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizably of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, this would have a significant effect on net income..

Consolidated Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings to revenue for the three month period ended June 30, 2003 and 2002, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousands except share data.)	Three Months Ended June 30,

Results of Operations	2003	2002	Change	%

Revenues	$10,676	$14,015	(3,339)	(24%)
Cost of services	9,356	12,470	(3,114)	(25%)
Percent of revenues	88%	89%

Gross margin	1,320	1,545	(225)	(15%)
Percent of revenues	12%	11%
Selling	283	242	41	17%
Percent of revenues	3%	2%
Marketing	129	140	(11)	(8%)
Percent of revenues	1%	1%
General & administrative	709	825	(116)	(14%)
Percent of revenues	7%	6%

Operating income	199	338	(139)	(41%)
Percent of revenues	2%	2%
Interest expense	147	181	(34)	(19%)
Other income	4	1	3	N/M

Income before income taxes	56	158	(102)	(65%)
Income tax expense	5	15	(10)	(67%)

Net income	51	143	(92)	(64%)

Earnings per common share-basic:	$.02	$.07

Earnings per common share-diluted:	$.02	$.07

Weighted average number of common shares
outstanding:
Basic	2,176,363	2,175,613

Diluted	2,187,431	2,192,906

N/M = Not meaningful

Revenues

The composition of revenues for the three month period was:

	Three Months Ended June 30,

(Amounts in thousands)	2003	2002	Change	%

Services	9,147	10,996	(1,849)	(17%)
Product	1,529	3,019	(1,490)	(49%)

Total Revenues	10,676	14,015	(3,339)	(24%)

Revenues for the three months ended June 30, 2003 decreased 24%, or $3.3 million, to $10.6 million from $14.0 million for the three months ended June 30, 2002.

Revenues from services for the three months ended June 30, 2003, decreased 17% or $1.8 million from $10.9 million at June 30, 2002 to $9.1 million for the three months ended June 30, 2003. The decrease in revenue was primarily due to reductions in hardware orders from government customers and a temporary slowdown in orders associated with a seat management contract. We expect the seat management contract orders will increase during the remainder of the year.

For the three months ended June 30, 2003, product sales decreased from $3.0 million for June 30, 2002 to $1.5 million for the three months ended June 30, 2003, a decrease of $1.5 million or 49%. The product marketplace has been characterized by intense competition, a declining rate of orders and lower margins. We have de-emphasized product sales and will focus primarily on our recurring revenue model for enterprise maintenance solutions. As a result, we do not expect to see any increases in product sales in future periods.

Cost of Services

Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended June 30, 2003, direct costs decreased $2.9 million, or 25%, to $8.5 million from $11.5 million for the three months ended June 30, 2002. The decrease in direct costs was primarily impacted by a 49% decrease in product sales. In addition, there was a temporary decrease in seat management services based upon historical trends, which resulted in a decrease in services costs

Because of the difficult economic conditions in the marketplace, the management team imposed cost containment measures which included temporary 10% salary reductions applicable to the executive officers, including the Chief Executive Officer.

In addition, we eliminated positions in several departments to align our cost based on the current market conditions. Severance costs related to these reductions in staff were approximately $90 thousand, all of which were expensed as incurred during the three month period ending June 30, 2003. As a result of these containment measures, there was a decrease in cost of services as well as marketing and general administrative expenses during the three months ended June 30, 2003 as compared to June 30, 2002.

Cost of services was comprised of the following components:

(Amounts in thousands)	The months ended June 30,

	2003	2002	Change	%

Direct costs	$8,581	$11,482	(2,901)	(25)%
Indirect Costs	775	988	(213)	(22)%

	$9,356	$12,470	(3,114)	(25)%

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs decreased $213 thousand from $988 thousand for the three months ended June 30, 2002 to $775 thousand for the three months ended June 30, 2003.

Total cost of services for the three months ended June 30, 2003 decreased to $9.4 million from $12.5 million for the same period in 2002, a decrease of 25%. The principal reason for the reduction in cost of services was the decrease in product sales, which have lower margins than our services.

As a percent of revenues, gross margin was 12%, or $1.3 million for the three month period ended June 30, 2003 and 11% or $1.5 million for the same period ended June 30, 2002. The increase in gross margin percentage was primarily due to higher margin on revenue from long-term fixed price contracts, offset by reductions in product sales and the lower margin on these sales brought about by intense price competition discussed above.

The shift towards long term service contract had a positive effect on our gross margins. We expect our margins to continue to improve as we continue to increase our enterprise maintenance solutions service base.

Selling Expense

Selling expense for the three months ended June 30, 2003 was $283 thousand compared to $242 thousand for the three months ended June 30, 2002, an increase of $41 thousand, primarily due to increases in travel expenses.

Marketing Expense

Marketing expense for the three months ended June 30, 2003 versus June 30, 2002 was $129 thousand compared to $140 thousand, respectively. The decrease in marketing expense was due to decreases in personnel costs.

General and Administrative

Our general and administrative expenses of the Company consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and public company costs.

For the three months ended June 30, 2003 general and administrative expense decreased when compared to the three months ended June 30, 2002 from $825 thousand to $709 thousand, a decrease of $116 thousand or 14% due to the cost containment measures previously discussed. However, various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Operating Income

For the three months ended June 30, 2003, we had operating income of $199 thousand compared to $338 thousand at June 30, 2002, a decrease of 41% as compared to the same period last year.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $147 thousand, representing a 19% decrease compared to $181 thousand for the three month period ended June 30, 2002 principally as a result of decreased borrowing activities and lower interest rates.

Income Taxes

Income taxes for the three months ended June 30, 2003 and 2002, related primarily to state obligations, were $5 thousand and $15 thousand, respectively.

The approximate net operating loss carryforward used to reduce current income tax expense was:

(Amounts in thousands.)

Three Months Ended
June 30,

2003	2002

$20	$50

As discussed in Note 4 of the notes to the consolidated financial statements, we have a net operating loss carryforward of approximately $8.8 million at June 30, 2003.

Net Income

For the three months ended June 30, 2003, net income was $51 thousand compared to $143 thousand for the comparable period in 2002, a decrease of 64%.

As discussed, the principal reason for the decrease in net income was the decline in revenue and as a result gross margin dollars, offset somewhat by the cost containment measures undertaken by the Company.

Factors That May Affect Future Results

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, business insurance industry factors, our ability to successfully increase business, and effectively manage expenses.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

We serve our customer base by providing a broad base of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in intense competition and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful of the timing thereof.

Liquidity and Capital Resources

Historically our primary sources of funding have been cash flows from operations, subordinated notes and borrowing under our credit agreements. In prior years, through a series of private placements, we have issued $4.0 million of subordinated notes due July 6, 2005 to Research Industries Incorporated, a private investment company and an affiliate of the Company. At June 30, 2003, our working capital was $5.0 million and our current ratio was 1.59. Management believes the improvement in the our condition was attributable ongoing profitability to more stringent cash management, accelerated collection activities and improved inventory and expense management.

On March 6, 2002, we entered into a new revolving credit agreement with an $8.0 million maximum. During the year, the loan was extended and now has a maturity date of July 6, 2005 and bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the agreement. Amounts available under the revolving credit agreement are determined by applying stated percentages to the eligible receivables. The agreement contains a subjective acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the agreement. We are in compliance with the covenant contained in its credit and security agreement at June 30, 2003. The agreement has one financial covenant that requires the stockholders’ deficit not to increase above $1.4 million. At June 30, 2003, our stockholders’ deficit was $580 thousand. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the changes of mix in our business from the resale of product to more services, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. Although we expect to remain in compliance with the financial covenant, no assurance can be given. Should stockholders’ deficit rise above $1.4 million, we would attempt to work with the bank to arrive at a mutually acceptable resolution.

The new revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on subordinated debt.

Interest expense on subordinated debt accrues on a current basis. Our subordinated debt agreements with Research Industries, Incorporated, an affiliate, totaled $4 million at June 30, 2003. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005.

Capital expenditures for the three months ended June 30, 2003 were approximately $52 thousand.

We believe that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through March 31, 2004, although there can be no assurances that all the aforementioned sources of cash can be realized. See Subsequent Events in Item 3 for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates, primarily as a result of using bank debt to finance our business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes our sensitivity to market risks as of June 30, 2003. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2003 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)	Period Ending June 30,

Long-term debt (including current			Fair Value
maturities)	2003	2002	June 30, 2003

Revolving credit agreement at the prime rate plus 3/4%. Due July 6, 2005 Average interest rate of 5.00%	$5,449	$6,961	$5,449

7% subordinated note from affiliate due July 6, 2005	2,000	2,000	2,000
8% subordinated notes from affiliate due July 6, 2005	2,000	2,000	2,000

Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months	41	—	41

Total fixed debt	4,041	4,000	4,041

Total debt	$9,490	$10,961	$9,490

The following table is the amounts of contractual obligations, aggregated by type of contractual obligation (Amounts in thousands)

Contractual Obligations	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Long-term debt	$9,449	$—	$9,449	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	3,087	361	1,574	830	322
Consulting Commitment	285	50	150	85	0
Other long-term obligation	70	29	41	—	—

Total contractual obligations	$12,891	$440	$11,214	$915	$322

Long-term debt of $9.4 million represents a revolving credit facility of $5.4 million and subordinated notes from affiliate of $4.0 million. Operating leases of $3.0 million are the future minimum lease payments for office space and certain equipment. Other long-term obligations for $41 thousand are three installment agreements for vehicles.

Contingencies

As a requirement under certain contracts we are required to post performance bonds. In order to secure the bonds aggregating $794 thousand, we have issued letters of credit to the insurance carrier as collateral for these bonds. The letters of credit expire on June 30, 2004 and will be extended for additional periods of one year at the discretion of the insurance carrier. The following table indicates the amount of the obligations and current maturity.

(Amounts in thousands)
Contingent Liabilities and Commitments	Expiration by period

		Less than
	Total	1 year

Standby letters of credit	$794	$794

We are exposed to market risk from changes in interest rates. We do not believe such risk is material.

At June 30, 2003, we had $9.5 million of debt outstanding of which $4.0 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At present all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Subsequent Events

On July 23, 2003, the Company signed a non binding letter of intent to acquire all the outstanding common stock of a privately held company that serves the Enterprise Maintenance Solutions marketplace.

Based on closing price of Halifax stock on July 23, 2003 of $4.11, the market value of the proposed transaction is approximately $2.9 million, subject to certain possible adjustments. Under the letter of intent, Halifax would issue to the selling shareholders approximately 500,000 shares of its outstanding common stock, make a cash payment of $400,000, and issue notes in the principal amount of $550,000, with an 18-month term, accruing interest at the rate of 5% per annum. The target shareholders will have the ability to receive an additional $250,000 subject to certain earn-out provisions tied to the achievement of revenue growth targets.

The acquisition is expected to be accretive to earnings, and the transaction, which is subject to satisfaction of various conditions and approvals, is anticipated to close on or before August 29, 2003.

On July 23, 2003, the Company completed a private placement of $1.2 million of our common stock. The Company issued approximately 291,970 shares of common stock at $4.11 to four members of the executive management team, as well as certain directors and one existing shareholder of the Company. The private placement included warrants to purchase approximately 58,394 shares of common stock, at an exercise price of $4.93.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is alerted on a timely basis to material information relating to the Company as the end of the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Other. The audit committee has approved professional services in connection with the review of our corporate tax filings for the tax year ending March 31, 2004. In approving this service, the audit committee has considered whether the provision of this service is compatible with maintaining Deloitte & Touche LLP’s independence.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See “Legal Proceedings” Note 1 in the notes to condensed consolidated financial statements in Part I of this quarterly report, which is incorporated herein by reference

Item 2.	Changes in Securities and Use of Proceeds

On July 23, 2003, we completed a private placements of 291,970 shares of our common tock, par value $0.24 per share, for an aggregate cash purchase price of $1.2 million. Our stock was sold to certain directors and executive officers including, Charles McNew, the President and Chief Executive Officer, and Joseph Sciacca the Vice President and Chief Financial Officer and three of our existing shareholders. Purchasers in the offering also received warrants to purchase two shares of our common stock for every 10 shares of common stock purchased at an exercise price of $4.93 which represents 120% of the closing price of our common stock on the date of closing of the private placement. The exercise price of the warrants is subject to adjustment in the event of a stock dividend, stock split, combination or reclassification of the Company’s common stock or in the event of the issuance of options, warrants or other securities to all holders of the common stock. The warrants are currently exercisable.

The private placement was exempt from registration pursuant to Rule 506 of Regulation D of the Rules and Regulations of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended. The private placement was completed without any general or public solicitation.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on July 23, 2003

ANNUAL SHAREHOLDERS MEETING
JULY 23, 2003
RESULTS OF

1.	Election of Directors. The following directors were elected for a term of one year:

				% OF
		INSTRUCTED	% OF	OUTSTANDING
NOMINEE	FOR	AGAINST	VOTING SHARES	SHARES

GROVER	1,916,330	—	94.7	88.0
MCNEW	2,021,330	—	99.9	92.9
TOUPS	1,916,330	—	94.7	80.0
HEWITT	2,021,330	—	99.9	92.9
YOUNG	1,916,330	—	94.7	88.0
SCURLOCK	1,916,169	—	94.7	88.0

2.	Proposal to Ratify Deloitte & Touche LLP as independent public accountants of the company for the fiscal year ending March 31, 2004 was approved. The votes cast on this proposal are set forth below.

FOR	AGAINST	ABSTAIN

2,021,309	536	—

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on July 25, 2003 announcing execution of non-binding letter of intent to acquire company and completion of private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)

Date: August 13, 2003	By:	/s/Charles L. McNew Charles L. McNew President & CEO

Date: August 13, 2003	By:	/s/Joseph Sciacca Joseph Sciacca Vice President, Finance & CFO