Form 10-Q
period 2003-09-30
HALIFAX CORP
filed 2003-11-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                                                                                                 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission file Number	1-08964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code      (703) 750-2202

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,910,412 shares of common stock outstanding as of November 13, 2003.

HALIFAX CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands except share data)

	September 30, 2003	March 31, 2003

ASSETS
CURRENT ASSETS
Cash	$100	$568
Trade accounts receivable, net	8,343	7,196
Inventory, net	5,782	4,323
Prepaid expenses and other current assets	650	267

TOTAL CURRENT ASSETS	14,875	12,354
PROPERTY AND EQUIPMENT (NET)	1,446	1,307
GOODWILL (NET)	4,148	2,962
INTANGIBLE ASSETS (NET)	793	4
OTHER ASSETS	167	142

TOTAL ASSETS	$21,429	$16,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,928	$1,543
Accrued expenses	4,171	4,554
Deferred maintenance revenue	1,929	1,056
Current portion of long-term debt	32	29
Income taxes payable	13	80

TOTAL CURRENT LIABILITIES	10,073	7,262
LONG-TERM BANK DEBT	5,051	5,741
OTHER LONG-TERM DEBT	529	—
SUBORDINATED DEBT – AFFILIATE	2,400	4,000
DEFERRED INCOME	367	397

TOTAL LIABILITIES	18,420	17,400

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares Common stock, $.24 par value:
Authorized - 6,000,000 shares Issued - 3,167,096 as of September 30, 2003 and 2,433,047 as of March 31, 2003 Outstanding - 2,910,412 shares as of September 30, 2003 and 2,176,363 shares as of March 31, 2003	764	588
Additional paid-in capital	8,276	5,016
Accumulated deficit	(5,819)	(6,023)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,009	(631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,429	$16,769

See notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands except share data)	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$12,461	$14,055	$23,137	$28,070
Cost of services	10,965	12,453	20,320	24,924

Gross margin	1,496	1,602	2,817	3,146
Selling	297	272	581	514
Marketing	123	133	253	273
General and administrative	773	838	1,481	1,662

Operating income	303	359	502	697
Interest expense	(142)	(165)	(289)	(346)
Other income	6	11	10	12

Income before income taxes	167	205	223	363
Income taxes	15	15	20	30

Net income	$152	$190	$203	$333

Earnings per common share — basic:	$.06	$.09	$.09	$.15

Earnings per common share — diluted:	$.06	$.09	$.08	$.15

Weighted number of shares outstanding:
Basic	2,557,391	2,175,613	2,364,783	2,175,613
Diluted	2,627,282	2,211,134	2,400,428	2,200,311

See notes to the Condensed Consolidated Financial Statements

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$203	$333

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	329	313
Changes in operating assets and liabilities net of effects from the purchase of Microserv
Increase in accounts receivable	(519)	(1,349)
(Increase) decrease in inventory	(290)	550
(Increase) decrease in prepaid expenses and other assets	(333)	84
Increase in accounts payable and accrued expenses	622	509
(Decrease) increase in income taxes payable	(67)	8
Increase in deferred maintenance	797	1,004
Decrease in deferred income	(36)	(31)

Total adjustments	503	1,088

Net cash provided by operating activities of operations	706	1,421

Cash flows from investing activities:
Acquisition of property and equipment	(150)	(194)
Payment for the purchase of Microserv (net of cash acquired)	75	—

Net cash used in investing activities of operations	(75)	(194)

Cash flows from financing activities:
Proceeds from borrowing of long-term bank debt	9,682	8,708
Retirement of long-term bank debt	(10,336)	(10,011)
Other long-term debt	—	67
Retirement of subordinated debt-affiliated	(1,600)	(2)
Proceeds from private placement	1,200	—
Costs associated with private placement	(45)	—

Net cash used in financing activities of operations	(1,099)	(1,238)

Net decrease in cash	(468)	(11)
Cash at beginning of period	568	111

Cash at end of period	$100	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$295	$271

Cash paid for income taxes	$27	$22

Supplemental schedule of non-cash investing and financing activities:

The Company purchased 100% of the common stock of Microserv for approximately $3.75 million

The following non-cash items were issued in conjunction with the purchase

(amounts in thousand)	Six Months Ended
	September 30,

	2003	2002

5% notes payable to former Microserv shareholders	$493	$—
Common stock	2,175	—
Fees to investment bankers	117	—

Total non-cash consideration	2,785	—

Warrants issued in connection with private placement	69	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Halifax Corporation’s (the “Company”) annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2003. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

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

During the quarter ended September 30, 2003, the company acquired 100% of the outstanding common stock of Microserv, Inc. (Microserv). The excess purchase price over assets acquired was $1.9 million, of which approximately $804 thousand has been identified as intangible assets, including customer contracts, non-competition agreements with key employees, and other assets. The intangible assets will be amortized over their estimated useful lives ranging from thirty months to eight years.

Intangible assets as of September 30, 2003 and March 31, 2003 were as follows:

				Estimated
		Accumulated
(amounts in thousands)	Gross Assets	Amortization	Net Assets	Amortization Period

September 30, 2003				(in months)
Client master contracts	635	(6)	629	96
Subcontractor for provider network	96	(2)	94	36
Backlog	64	(2)	62	48
Non compete	9	(1)	8	24
Contracts rights	149	(149)	—	60

	$953	$(160)	$793

     The weighted average estimated amortization period is 84 months.

				Estimated
		Accumulated
(amounts in thousands)	Gross Assets	Amortization	Net Assets	Amortization Period

March 31, 2003				(in months)
Contracts rights	$149	$(145)	$4	60

Amortization expense for intangible assets was $12 thousand for the three months and $15 thousand for the six months ended September 30, 2003 and $4 thousand and $7 thousand for the same periods in 2002, respectively. The estimated future amortization expense is as follows:

Fiscal year ended
March 31,
2004	$77
2005	132
2006	130
2007	105
2008	89
Thereafter	270

Acquisition

Microserv acquisition

On August 29, 2003, the Company acquired 100% of the common stock of Microserv, Inc. (Microserv) for $360 thousand in cash, $493 thousand in notes $2.18 million in stock, $117 thousand in fees to investment banker, and $604 thousand in aquisition related costs, totaling $3.75 million. The primary reasons for the acquisition of Microserv were to expand our geographic base and strengthen our service delivery capability. Microserv also added a number of prestigious customers and will enhance our ability to grow our partnership arrangements with the global service provider community. The results of Microserv have been included in the consolidated financial statements from the date of the acquisition. Microserv is a high availability enterprise maintenance company. The purchase price allocation has been prepared on a preliminary basis, and minor changes are expected as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

(amounts in thousands)
Current assets	$2,294
Property and equipment	303
Intangible assets	804
Goodwill	1,184
Other assets	38

Total assets acquired	4,623
Total liabilities assumed	869

Purchase price	$3,754

Total intangible assets of $804 thousand will be amortized over their weighted-average useful lives and include client contracts of $634 thousand (eight years) and non competition agreements and other intangibles (two to eight years).

In connection with the acquisition, the Company incurred $485 thousand in acquisition costs related to investment banking, legal and accounting services and $124 thousand in restructuring costs which was recorded in additional goodwill, which are included in the total purchase price of $3.8 million.

In connection with the acquisition of Microserv, the company issued 50,000 warrants to purchase common stock at $3.19 per share. The fair value of the Company’s warrants is estimated on the date of issuance using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and EITF 96-18. “Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the following assumptions: fair market value of common stock $4.78, risk free rate of return of .95%, no dividend yield, expected volatility of 43% and weighted-average expected life of 4 years. The weighted average fair value of the warrants calculated using the Black-Scholes option price model granted was $2.32 for the warrants issued in conjunction with the Microserv acquisition. The Black-Scholes value of the warrants issued totaled approximately $117 thousand.

The following unaudited pro-forma financial information presents results of operations as if the acquisition had occurred at the beginning of the respective periods.

(Amounts in
thousands except	Year Ended	Three Months Ended
per share data)	March 31, 2003	June 30, 2003

Revenues	$60,443	$12,676
Net income	385	140
Earnings per share:
Basic	$.13	$.05

Diluted	$.13	$.05

These pro-forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increase interest expense, and charges in income taxes as a result of the acquisition. The pro-forma results are not necessarily indicative either of results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Contingencies

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a material impact upon the Company’s financial position and the Company does not believe it will have a material effect on the Company’s financial position in the future.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 will not have a material impact on our financial condition as the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provision of this statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact upon the Company’s financial statements.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was amended in October 2003 by the FASB Staff Position No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” Generally, FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest than it acquired before February 1, 2003, the provision of this interpretation will apply no later that the beginning of the first interim or annual reporting period ending after December 15, 2003. The adoption of the effective portions of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

Note 2 – Trade Accounts Receivable consists of the following:

(Amounts in thousands)
	September 30, 2003	March 31, 2003

Amounts billed	$8,456	$7,411
Amounts unbilled	195	55
Allowance for doubtful accounts	(308)	(270)

Accounts receivable, net	$8,343	$7,196

Note 3 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $979 thousand and $630 thousand at September 30, 2003 and March 31, 2003, respectively.

Note 4 — Tax Matters

At March 31, 2003, the Company had a net operating loss carryforward of approximately $8.8 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended September 30, 2003 and 2002 was $15 thousand. For the six months ended September 30, 2003 and 2002, income tax expense was $20 thousand and $30 thousand, respectively. Due to the uncertainty of future realization, the Company has not recorded a net benefit for the operating loss carryforward in the financial statements for the quarter ended September 30, 2003.

Note 5 — Long-Term Debt

Long-term bank debt consists of a revolving credit and security agreement, which was amended on August 20, 2003 (“revolving credit agreement”) increasing the maximum loan amount from $8 million to $9 million. The long-term debt agreement matures on July 6, 2005. Amounts available under the revolving credit agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At September 30, 2003, $5.1 million was outstanding on the revolving credit and security agreement and $3.9 million was available to the Company under the terms of the revolving credit agreement. The amounts outstanding under the revolving credit facility bears interest at the bank’s prime plus 3/4%. The interest rate at September 30, 2003 was 5.00%. The revolving credit agreement contains an acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the revolving credit agreement.

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on subordinated debt owned by an affiliate is accrued on a current basis. As of September 30, 2003, there was $2.4 million of subordinated debt outstanding.

During the quarter ended September 30, 2003, the Company requested and the bank approved principal repayments of $2.0 million of which $1.6 million was repaid as of September 30, 2003. The bank approved a payment of $75 thousand on accrued interest due to an affiliate.

The Company is in compliance with the covenant of its credit and security agreement at September 30, 2003. The covenant requires that stockholders’ deficit does not increase above $1.4 million. Stockholders’ equity was $3.0 million at September 30, 2003.

On August 29, 2003 in connection with the acquisition of Microserv, the Company issued $493 thousand of notes payable with a term of 18 months bearing interest at 5% to the former Microserv shareholders.

Note 6 — Transactions with Related Parties

The subordinated debt agreements with an affiliate totaled $2.4 million at September 30, 2003. The revolving credit agreement dated March 6, 2002 as amended on August 20, 2003, requires bank approval for the payments of principal or interest on the subordinated debt. (See Note 5 to these Condensed Consolidated Financial Statements.)

On July 23, 2003, the Company completed a private placement of 291,970 shares of its common stock, at $4.11 per share for a total of $1.2 million. The purchase included four members of the management team as well as certain directors and one existing shareholder of the Company. The private placement also included warrants to purchase 58,394 shares of common stock at an exercise price of $4.93. (See note 5.)

The fair value of the warrants granted to the participants of the private placement was estimated to be approximately $69 thousand using the Black-Scholes option pricing model with the following assumptions: fair market value of common stock of $4.11, no dividend yield, expected volatility of 43%, weighted average expected life of four years and risk free rate of return of ..95%. The $69 thousand is reported as a reduction of the proceeds of the issuance of the common stock.

Note 7 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 18% of the Company’s revenues for the three months ended September 30, 2003 and 2002, and 18% and 15% of the Company’s revenue for the six months ended September 30, 2003 and 2002, respectively. The Company’s five largest customers collectively accounted for 53% and 61% of revenues for the three months ended September 30, 2003 and 2002 and, 53% and 49% for the six months ended September 2003 and 2002 , respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of the concentration changes from period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 — Earnings per Share

In December 2002, the FASB issued SAFS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”.) SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For purposes of pro-forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Had compensation cost been determined based on the fair value of awards granted, consistent with the provisions of SFAS No. 123, the net income attributable to common shareholders would have been as follows.

(Amounts in thousand except share data)	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$152	$190	$203	$333
Deduct: stock-based compensation expense under the fair value method, net of tax	(53)	(50)	(105)	(100)

Pro-forma net income	$99	$140	$98	$233

Earnings per common share (as reported):
Basic	$.06	$.09	$.09	$.15
Diluted	$.06	$.09	$.08	$.15
Pro-forma earnings per common share:
Basic	$.04	$.06	$.04	$.11
Diluted	$.04	$.06	$.04	$.11

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator for earning per share:
Net income	$152	$190	$203	$333

Denominator:
Denominator for basic earnings per share weighted-average shares	2,557,391	2,175,613	2,364,783	2,175,613
Effect of dilutive securities:
Stock options	59,813	35,521	33,104	24,698
Warrants	10,078	—	2,541	—

Denominator for diluted earnings per share weighted number of shares outstanding	2,627,282	2,211,134	2,400,428	2,200,311

Basic earnings per common share
Net income	$.06	$.09	$.09	$.15

Diluted earnings per common share	$.06	$.09	$.08	$.15

     The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. The 7% convertible debenture has a provision where the conversion price is subject to adjustment if the Company issues additional shares for consideration per share less than the conversion price. As a result of the private placement on July 23, 2003, the conversion price of the 7% convertible subordinated debt was adjusted from $11.72 to $4.11 per share. The 7% convertible debt balance at September 30, 2003 was $400 thousand. Based on the adjusted conversion price, the number of shares that could be purchased is approximately 97 thousand shares. The dilutive effects of the 7% convertible debenture of approximately 97 thousand shares has not been considered in the computation of diluted earnings per share for the three months and six months ended September 30, 2003 because including these shares would be anti-dilutive. In addition, the dilutive effects of employee stock options of approximately 381 thousand shares has not been considered in the computation of diluted earnings per share for the three and six months ended September 30, 2003 because including these shares would be anti-dilutive.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, government contracting risks, absence of dividends, potential conflicts of interest, difficulties in attracting, and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and risks related to our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, we undertake no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statement, investors and others should not conclude that we will make additional updates or correction thereafter.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in our results of operations. Based on this definition, our most critical policies include: provision for loss contracts, inventory valuation reserve, allowances for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets, provisions for loss contracts, income taxes and legal contingencies. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these other key policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

Revenue Recognition

We recognize service revenue based on contracted fees earned, net of credits and adjustments, as the service is performed. Revenue from long-term fixed unit-price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenue from time-and-material professional service contracts is recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these and certain other contracts is recognized upon the completion of both the delivery and installation. Invoices billed in advance are recognized as revenue when earned. Revenues are a function of the mix of long-term services contracts and time-and-material professional services. Revenues from time-and-material professional services are difficult to forecast because of fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, a de-emphasis on product sales and continued downward pressure on hardware and software margins.

Loss Contracts

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

Inventory Valuation Reserve

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand, based on prior usage, to support our contracts and anticipated future demand. If the demand is less than anticipated, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. The current annual charge for inventory obsolescence is approximately $220 thousand or approximately 4.0% to 5.0% of inventory. A 1% change in the estimate would impact earnings by approximately $44 thousand. For the last three years, our inventory reserve has ranged from 12% to 19% of inventory.

Allowances for Doubtful Accounts

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

Accounts Receivable

We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers are accounted for as sales and as a result, the related receivables have been excluded from the accompanying condensed consolidated balance sheets. The amount paid to us for the receivables by the transferee is approximately equal to our carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee.

Goodwill and Other Intangibles

We have adopted Statement of Financial Accounting Standards No. 141“Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Accordingly, we no longer amortize goodwill, but will continue to amortize other acquisition related costs. Amortization of acquisition related intangibles will be approximately $87 thousand during fiscal year 2004, up from $15 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2003. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.

During the quarter ended September 30, 2003, we acquired 100% of the outstanding stock of Microserv, Inc. (“Microserv”). The excess purchase price over assets acquired was $1.9 million, of which approximately $804 thousand has been identified as intangible assets subject to amortization, including customer contracts, non-competition agreements with key employees, and other assets. The intangible assets will be amortized over their estimated useful lives range from two to eight years.

Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. We are a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenue and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.

Plant, Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Automotive equipment	4 years

We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that there was no impairment of our long-lived assets as of September 30, 2003.

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Presently, we record a valuation allowance of 100% of the deferred tax asset based on the weight of positive and negative evidence regarding the recoverability of our deferred tax assets. We will continue to monitor our historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizably of our net deferred tax assets based on evolving business conditions. Should our management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, this would have a significant effect on our net income.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings to revenue for the three and six month period ended September 30, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	Three Months Ended September 30,				Six Months Ended September 30,

Results of Operations	2003	2002	Change	%	2003	2002	Change	%

Revenues	$12,461	$14,055	(1,594)	-11%	$23,137	$28,070	(4,933)	-18%
Cost of services	10,965	12,453	(1,488)	-12%	20,320	24,924	(4,604)	-18%
Percent of revenues	88%	89%		0%	88%	89%		0%

Gross margin	1,496	1,602	(106)	-7%	2,817	3,146	(329)	-10%
Percentage of revenues	12%	11%		0%	12%	11%		0%
Selling	297	272	25	9%	581	514	67	13%
Percent of revenues	2%	2%			3%	2%
Marketing	123	133	(10)	-8%	253	273	(20)	-7%
Percent of revenues	1%	1%			1%	1%
General & administrative	773	838	(65)	-8%	1,481	1,662	(181)	-11%
Percent of revenues	6%	6%		0%	6%	6%		0%

Total selling, marketing and general & administrative expense	1,193	1,243	(50)	4%	2,315	2,449	(134)	-5%
Percent of revenues	10%	9%			10%	9%
Operating income	303	359	(56)	-15%	502	697	(195)	-28%
Percent of revenues	2%	3%		0%	2%	2%		0%
Other Income	(6)	(11)	(5)	N/M	(10)	(12)	(2)	N/M
Interest expense	142	165	(23)	-14%	289	346	(57)	-16%
Percent of revenues	1%	1%	—		1%	1%	—	—

Income before income tax	167	205	(38)	-19%	223	363	(140)	-39%
Income tax expense	15	15	—	0%	20	30	(10)	-33%

Net income	$152	$190	(38)	-20%	$203	$333	(130)	-39%

Earnings per share – basic:	$.06	$.09			$.09	$.15

Earnings per share – diluted:	$.06	$.09			$.08	$.15

Weighted average number of common shares outstanding
Basic	2,557,391	2,175,613			2,364,783	2,175,613
Diluted	2,627,282	2,211,134			2,400,428	2,200,311

     N/M = Not meaningful

Revenues

The composition of revenues for:

	Three Months Ended September 30,				Six Months Ended September 30,
(Amounts in
thousands)	2003	2002	Change	%	2003	2002	Change	%

Services	10,228	11,215	(987)	-9%	19,375	23,550	(4,175)	-18%
Product	2,233	2,840	(607)	-21%	3,762	4,520	(758)	-17%

Total Revenue	12,461	14,055	(1,594)	-11%	23,137	28,070	(4,933)	-18%

Revenues for the three months ended September 30, 2003 decreased 11%, or $1.6 million, to $12.4 million from $14.0 million for the three months ended September 30, 2002. For the six months ended September 30, 2003, revenues decreased $5.0 million from $28.0 million to $23.0 million for the same period ended September 30, 2002.

Revenues from services for the three months ended September 30, 2003, decreased 9% or $1.0 million to $10.2 million from $11.2 million for the three months ended September 30, 2002 For the six months ended September 30, 2003, revenue decreased 18% or $4.2 million to $19.4 million compared to $23.6 million at September 30, 2002. The decrease in revenue was primarily due to reductions in hardware related services from government customers and temporary slowdown in orders associated with a seat management contract. Revenues were also negatively affected by pricing adjustments associated with certain contract extensions. We expect that the seat management contract orders will increase during the remainder of the year.

Product sales for the three months ended September 30, 2003, decreased $600 thousand or 21% from $2.8 million to $2.2 million compared to the three months ended September 30, 2002. Product sales for the six months ended September 30, 2003 decreased 17% or $800 thousand to $3.8 million from $4.5 million for the six months ended September 30, 2002. The product marketplace has been characterized by intense competition, a declining rate of orders and lower margins. We have de-emphasized product sales and will focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any increases in product sales in future periods.

     Cost of Services

     Cost of services was comprised of the following components:

	Three Months Ended September 30,				Six Months Ended September 30,

(Amounts in thousands)	2003	2002	Change	%	2003	2002	Change	%

Direct costs	9,844	11,524	(1,680)	-15%	18,425	23,006	(4,581)	-20%
Indirect costs	1,121	929	192	21%	1,895	1,918	(23)	-1%

	10,965	12,453	(1,488)	-12%	20,320	24,924	(4,604)	-18%

Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended September 30, 2003, direct costs decreased $1.7 million, or 15%, to $9.8 million from $11.5 million for the three months ended September 30, 2002. For the six months period ended September 30, 2003, the decrease was 20% or $4.6 million to $18.4 million compared to $23.0 million for the same period ended September 30, 2002. The decrease in direct costs was primarily impacted by a 21% decrease in product sales. In addition, there was a temporary decrease in seat management services based upon historical cyclical trends, which resulted in a decrease in services costs.

In addition, we eliminated positions in several departments to align our cost based on the current market conditions. Severance costs related to these reductions in staff were approximately $90 thousand, all of which were expensed as incurred during the six month period ending September 30, 2003. As a result of these containment measures, there was a decrease in cost of services, as well as, marketing and general and administrative expenses during the three months and six months ended September 30, 2003 as compared to September 30, 2002.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $192 thousand from $929 thousand for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003. For the six months ended September 30, 2003 indirect costs decreased 1% or $23 thousand from $1.9 million. The increase is primarily a result of the additional costs resulting from the acquisition of Microserv.

Total costs of services for the three months ended September 30, 2003 decreased to $11.0 million from $12.5 million for the same period in 2002, a decrease of 12%. The principal reason for the reduction in cost of services was the decrease in product sales, which have lower margins than our services. For the six months ended September 30, 2003 total cost of services decreased $4.6 million or 18% to $20.3 million compared to the same period in 2002.

As a percent of revenues, gross margin was 12%, or $1.5 million for the three month period ended September 30, 2003 and 11% or $1.6 million for the same period ended September 30, 2002. For the six months ended September 30, 2003 and 2002 respectively, gross margin was 12% and 11%, respectively, a decrease of $329 thousand or 10%. The increase in gross margin percentage was primarily due to higher margins on revenue from long-term fixed price contracts, offset by reductions in product sales and the lower margin on these sales brought about by intense price competition discussed above.

The shift towards long term service contracts had a positive effect on our gross margins. We expect our margins to continue to improve as we continue to increase our enterprise maintenance solutions service base.

Selling Expense

Selling expense for the three months ended September 30, 2003 was $297 thousand compared to $272 thousand for the three months ended September 30, 2002, an increase of $25 thousand, primarily due to increases resulting from the acquisition of Microserv. For the six months ended September 30, 2003 compared to September 30, 2002, selling expense was $581 and $514, respectively, a 13% increase.

The increase in indirect costs is attributable to several factors including placement and recruiting fees associated with increasing cleared personnel in secured network services, higher telecommunications costs and costs associated with the addition of our west coast offices in conjunction with our recent acquisition of Microserv.

Marketing Expense

Marketing expense for the three and six months ended September 30, 2003 versus September 30, 2002 was $123 thousand compared to $133 thousand and $253 thousand compared to $273 thousand, respectively. The decrease in marketing expense was due to decreases in personnel costs.

General and Administrative

Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and public company costs.

For the three months ended September 30, 2003, general and administrative expense decreased when compared to the three months ended September 30, 2002 from $838 thousand to $773 thousand, a decrease of $65 thousand or 8%. For the six months ended September 30, 2003 compared to September 30, 2002, expenses decreased 11% or $181 thousand to $1.5 million from $1.7 million. This reduction is due to the cost containment measures initiated earlier in the year. However, various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Operating Income

For the three months ended September 30, 2003, we had operating income of $303 thousand compared to $359 thousand at September 30, 2002, a decrease of 15% as compared to the same period last year. For the six months ended September 30, 2003 compared to September 30, 2002, operating income decreased 28%, from $697 thousand to $502 thousand.

Interest Expense

Interest expense for the three and six months ended September 30, 2003 and 2002 was $142 thousand and $165 thousand compared to $289 thousand and $346 thousand, respectively. The decrease is principally a result of decreased borrowing activities and lower interest rates.

Income Taxes

Income taxes for the three months ended September 30, 2003 and September 30, 2002, related primarily to state obligations, were $15 thousand. For the six months ended September 30, 2003 and 2002, income taxes were $20 thousand and $30 thousand, respectively.

The approximate net operating loss carryforward used to reduce current income tax expense was:

(Amounts in thousands.)

Three Months Ended
September 30,

2003	2002

$20	$50

As discussed in Note 4 of the notes to the condensed consolidated financial statements, we have a net operating loss carryforward of approximately $8.8 million at September 30, 2003.

Net Income

For the three months ended September 30, 2003, net income was $152 thousand compared to $190 thousand for the comparable period in 2002, a decrease of 20%. For the six months ended September 30, 2003 compared to 2002, net income was $203 thousand compared to $333 thousand, a decrease of 39%.

As discussed, the principal reason for the decrease in net income was the decline in revenue and as a result gross margin dollars, offset somewhat by the cost containment measures undertaken by us.

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

We serve our customer base by providing a broad range of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in intense competition and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful of the timing thereof.

Liquidity and Capital Resources

Historically our primary sources of funding have been cash flows from operations, subordinated notes and borrowings under our credit agreements. In prior years, through a series of private placements, we have issued $4.0 million of subordinated notes due July 6, 2005 to Research Industries Incorporated, a private investment company and an affiliate of us. The balance of the subordinated debt due to Research Industries at September 30, 2003 was $2.4 million. At September 30, 2003, our working capital was $4.8 million and our current ratio was 1.47. Management believes the improvement in our condition was attributable to ongoing profitability and more stringent cash management, accelerated collection activities, improved inventory management and expense containment programs.

On August 29, 2003, we acquired 100% of the outstanding common stock of Microserv, Inc. for approximately $3.754 million. The purchase price included 442,078 of our common stock, 5% notes to the former Microserv shareholders of approximately $493 thousand, cash of $360 thousand and acquisition costs including severance and fees of approximately $721 thousand.

On July 23, 2003, we completed a private placement of $1.2 million of our common stock. We issued 291,970 shares of common stock at $4.11 to an investor group including four members of the management team as well as certain directors and one existing shareholder of the Company. The private placement included warrants to purchase 58,394 shares of common stock at an exercise price of $4.93.

Long-term bank debt consists of a revolving credit and security agreement was amended on August 20, 2003 (“the revolving credit agreement”) increasing the maximum loan amount from $8.0 million to $9.0 million. The long-term debt agreement matures on July 6, 2005 with a maximum of $9.0 million. The amounts outstanding under the revolving credit bears interest at the bank’s prime plus 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. Amounts available under the revolving credit agreement are determined by applying stated percentages to the eligible receivables. The revolving credit agreement contains a subjective acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the agreement. We are in compliance with the covenant contained in the credit and security agreement at September 30, 2003. The agreement has one financial covenant that requires the stockholders’ deficit not to increase above $1.4 million. At September 30, 2003, our stockholders’ equity was $2.9 million. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the changes of mix in our business from the resale of product to more services, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. Although we expect to remain in compliance with the financial covenant, no assurance can be given. Should stockholders’ deficit rise above $1.4 million, we would attempt to work with the bank to arrive at a mutually acceptable resolution.

The new revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on subordinated debt.

Interest expense on subordinated debt accrues on a current basis. Our subordinated debt agreements with Research Industries, Incorporated, an affiliate, was reduced by $1.6 million from $4.0 million to $2.4 million at September 30, 2003. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005.

Capital expenditures for the three and six months ended September 30, 2003 and September 30, 2002 were $153 thousand and $194 thousand, respectively.

We believe that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet our current operating cash requirements through March 31, 2004, although there can be no assurances that all the aforementioned sources of cash can be realized.

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

The information below summarizes our sensitivity to market risks as of September 30, 2003. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2003 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)
	Period Ending	Fair Value
	September 30,	September 30,

Long-term debt	2003	2003

Revolving credit agreement at the prime rate plus 3/4%. Due July 6, 2005. Average interest rate of 5.00%	$5,051	$5,051

7% subordinated note from affiliate due July 6, 2005	400	400
8% subordinated notes from affiliate due July 6, 2005	2,000	2,000
5% notes issued to former Microserv shareholders	493	493
Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months	36	36

Total fixed debt	2,929	2,929

Total debt	$7,980	$7,980

The following table is the amounts of contractual obligations, aggregated by type of contractual obligation.

(Amounts in thousands)

Contractual Obligations	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Long-term debt	$7,944	$—	$7,944	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	3,087	361	1,574	830	322
Consulting Commitment	285	50	150	85	—
Other long-term obligation	68	32	36	—	—

Total contractual obligations	$11,384	$443	$9,704	$915	$322

Long-term debt of approximately $7.9 million represents a revolving credit facility of approximately $5.0 million and subordinated notes from an affiliate of approximately $2.4 million and approximately $493 thousand of 5% notes issued to former Microserv shareholders. Operating leases of approximately $3.0 million are the future minimum lease payments for office space and certain equipment. Other long-term obligations for approximately $62 thousand are three installment agreements for vehicles.

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

At September 30, 2003, we had $8.0 million of debt outstanding of which $2.4 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

The Company conducts a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 1 in the notes to condensed consolidated financial statements in Part I of this quarterly report, which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

On July 23, 2003, we completed a private placement of 291,970 shares of our common stock, par value $0.24 per share, for an aggregate cash purchase price of approximately $1.2 million. Our common stock was sold to certain directors and executive officers including, Charles McNew, our President and Chief Executive Officer, and Joseph Sciacca our Vice President and Chief Financial Officer and three of our existing shareholders. Purchasers in the offering also received warrants to purchase two shares of our common stock for every 10 shares of common stock purchased at an exercise price of $4.93, which represents 120% of the closing price of our common stock on the date of the closing of the private placement. The exercise price of the warrants is subject to adjustment in the event of a stock dividend, stock split, combination or reclassification of the Company’s common stock or in the event of the issuance of options, warrants or other securities to all holders of our common stock. The warrants are currently exercisable.

The private placement was exempt from registration pursuant to Rule 506 of Regulation D of the Rules and Regulations of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended. The private placement was completed without any general or public solicitation.

On August 29, 2003, the Company issued to shareholders of Microserv 442,078 shares of its common stock in connection with the acquisition of Microserv. See Note 1 for additional consideration received by the Microserv shareholders for 100% of the outstanding stock of Microserv. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Rules and Regulations of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended. This transaction was completed without any general or public solicitation.

The Company also issued warrants to purchase up to 50,000 of its common stock to the Company’s investment bankers for services rendered to the Company. The warrants have an exercise price of $3.19 per share, which is subject to adjustment in the event of a stock dividend, stock split combination or reclassification of the Company’s common stock or in the event of the issuance of options, warrants or other securities to all holders of the Company’s common stock. The warrants are currently exercisable and expire on March 4, 2008. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance of the warrants was completed without any general or public solicitation.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on July 23, 2003.

     The matters voted upon and the results of the voting are as follows:

1.	Election of Directors. The following directors were elected for a term of one year:

		INSTRUCTED
NOMINEE	FOR	AGAINST	WITHHELD

GROVER	1,916,330	—	105,515
MCNEW	2,021,330	—	515
TOUPS	1,916,330	—	105,515
HEWITT	2,021,330	—	515
YOUNG	1,916,330	—	105,515
SCURLOCK	1,916,169	—	105,676

2.	Proposal to Ratify Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 2004 was approved. The votes cast on this proposal are set forth below.

FOR	AGAINST	ABSTAIN
2,021,309	536	—

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Amended Revolving Credit and Security Agreement, dated August 20, 2003

(b) Reports on Form 8-K

Current Report on Form 8-K filed on September 12, 2003 as amended on November 12, 2003. Halifax acquired all of the outstanding common stock of Microserv, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION

(Registrant)

Date: November 14, 2003	By:	/s/Charles L. McNew

Charles L. McNew President & Chief Executive Officer (principal executive officer)

Date: November 14, 2003	By:	/s/Joseph Sciacca

Joseph Sciacca Vice President, Finance & Chief Financial Officer (principal financial officer)