Form 10-Q
period 2003-12-31
HALIFAX CORP
filed 2004-02-13
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
DECEMBER 31, 2003
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________
Commission file Number 1-08964

Halifax Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip code)

(703) 750-2202

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). ( )Yes (X) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date there were 2,910,412 shares of common stock outstanding as of February 11, 2004.

HALIFAX CORPORATION

CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
HALIFAX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands except share data)

	December 31, 2003	March 31, 2003
ASSETS
CURRENT ASSETS
Cash	$100	$568
Trade accounts receivable, net	8,240	7,196
Inventory, net	5,762	4,323
Prepaid expenses and other current assets	515	267

TOTAL CURRENT ASSETS	14,617	12,354
PROPERTY AND EQUIPMENT (NET)	1,408	1,307
GOODWILL (NET)	4,148	2,962
INTANGIBLE ASSETS (NET)	760	4
OTHER ASSETS	149	142

TOTAL ASSETS	$21,082	$16,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,255	$1,543
Accrued expenses	3,199	4,554
Deferred maintenance revenue	1,468	1,056
Current portion of long-term debt	29	29
Income taxes payable	—	80

TOTAL CURRENT LIABILITIES	7,951	7,262
LONG-TERM BANK DEBT	6,650	5,693
OTHER LONG-TERM DEBT	520	48
SUBORDINATED DEBT — PAYABLE TO AFFILIATE	2,400	4,000
DEFERRED INCOME	352	397

TOTAL LIABILITIES	17,873	17,400

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value authorized 1,500,000, issued 0 shares
Common stock, $.24 par value Authorized - 6,000,000 shares
Issued - 3,167,096 as of December 31, 2003 and 2,433,047 as of
March 31, 2003

Outstanding - 2,910,412 shares as of December 31, 2003 and 2,176,363 shares as of March 31, 2003	764	588
Additional paid-in capital	8,275	5,016
Accumulated deficit	(5,618)	(6,023)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,209	(631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,082	$16,769

See notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands except share data)	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenues	$13,380	$11,345	$36,517	$39,403
Cost of services	11,802	9,779	32,122	34,701

Gross margin	1,578	1,566	4,395	4,702
Selling	311	291	892	805
Marketing	132	190	385	464
General and administrative	788	770	2,269	2,420

Operating income	347	315	849	1,013
Interest expense	(130)	(152)	(419)	(499)
Other income	5	3	15	15

Income before income taxes	222	166	445	529
Income taxes	20	15	40	45

Net income	$202	$151	$405	$484

Earnings per common share — basic:	$.07	$.07	$.16	$.22

Earnings per common share — diluted:	$.07	$.07	$.16	$.22

Weighted number of shares outstanding:
Basic	2,910,412	2,175,615	2,547,987	2,175,615
Diluted	2,992,127	2,245,489	2,598,111	2,216,120

See notes to the Condensed Consolidated Financial Statements

HALIFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2003 AND 2002 (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$405	$484

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	546	481
Changes in operating assets and liabilities net of effects from the purchase of Microserv (Increase) decrease in accounts receivable	(416)	1,815
(Increase) decrease in inventory	(270)	581
(Increase) decrease in prepaid expenses and other assets	(180)	311
Decrease in accounts payable and accrued expenses	(410)	(2,314)
(Decrease) increase in income taxes payable	(80)	16
Increase in deferred maintenance	336	462
Decrease in deferred income	(51)	(45)

Total adjustments	(525)	1,307

Net cash (used in) provided by operating activities of operations	(120)	1,791

Cash flows from investing activities:
Acquisition of property and equipment	(297)	(279)
Payment for the purchase of Microserv (net of cash acquired)	(541)	—

Net cash used in investing activities of operations	(838)	(279)

Cash flows from financing activities:
Proceeds from borrowing of long-term bank debt	19,354	14,433
Retirement of long-term bank debt	(18,398)	(15,710)
Other long-term debt	—	62
Retirement of subordinated debt-affiliated	(1,600)	—
Retirement of other long-term debt	(21)	(11)
Proceeds from private placement	1,200	—
Costs associated with private placement	(45)	—

Net cash used in financing activities of operations	490	(1,226)

Net (decrease) increase in cash	(468)	286
Cash at beginning of period	568	111

Cash at end of period	$100	$397

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$151	$407

Cash paid for income taxes	$57	$27

Supplemental schedule of non-cash investing and financing activities:

The Company purchased 100% of the common stock of Microserv for approximately $3.75 million

The following non-cash items were issued in conjunction with the purchase

(amounts in thousand)	Nine Months Ended
	December 31,
	2003	2002
5% notes payable to former Microserv shareholders	$493	$—
Common stock	2,175	—
Fees to investment bankers	117	—

Total non-cash consideration	2,785	—

Warrants issued in connection with private placement	69	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Halifax Corporation’s (the “Company”) annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended March 31, 2003. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment (as of the transition date) treated as a cumulative effect of a change in accounting principle. An independent benchmark assessment was performed as of April 1, 2003 and no goodwill impairment was identified.

During the quarter ended September 30, 2003, the Company acquired 100% of the outstanding common stock of Microserv, Inc. (Microserv). The excess purchase price over assets acquired was $1.9 million, of which approximately $804 thousand was identified as intangible assets, including customer contracts, non-competition agreements with key employees, and other assets. The intangible assets will be amortized over their estimated useful lives ranging from thirty months to eight years.

Intangible assets as of December 31, 2003 and March 31, 2003 were as follows:

(amounts in thousands)				Estimated
		Accumulated
	Gross Assets	Amortization	Net Assets	Amortization Period
				(in months)
December 31, 2003
Client master contracts	635	(24)	611	96
Subcontractor for provider network	96	(8)	88	36
Backlog	64	(8)	56	48
Non compete	9	(4)	5	24
Contracts rights	149	(149)	—	60

	$953	$(193)	$760

The weighted average estimated amortization period is 84 months.

(amounts in thousands)				Estimated
Accumulated
	Gross Assets	Amortization	Net Assets	Amortization Period
March 31, 2003				(in months)
Contracts rights	$149	$(145)	$4	60

Amortization expense for intangible assets was $33 thousand for the three months and $37 thousand for the nine months ended December 31, 2003 and $4 thousand and $11 thousand for the same periods in 2002, respectively. The estimated future amortization expense is as follows:

Fiscal year ended March 31,

2004	$34
2005	132
2006	130
2007	105
2008	89
Thereafter	$270

Acquisition

Microserv acquisition

On August 29, 2003, the Company acquired 100% of the common stock of Microserv, Inc. (Microserv) for $360 thousand in cash, $493 thousand in notes, $2.18 million in stock, $117 thousand in fees to the investment banker, and $604 thousand in acquisition related costs, totaling $3.75 million. The primary reasons for the acquisition of Microserv were to expand our geographic base and strengthen our service delivery capability. Microserv also added a number of prestigious customers and the Company expects that it will enhance its ability to grow our partnership arrangements with the global service provider community. The results of Microserv have been included in the consolidated financial statements from the date of the acquisition. Microserv is a high availability enterprise maintenance company. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

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

In connection with the acquisition of Microserv, the Company incurred $485 thousand in acquisition costs related to investment banking, legal and accounting services and $124 thousand in restructuring costs that was recorded as additional goodwill, which are included in the total purchase price of $3.8 million.

The company issued 50,000 warrants to purchase common stock at $3.19 per share. The fair value of the Company’s warrants is estimated on July 25, 2003 using the Black-Scholes option pricing model as prescribed by Statement Financial Accounting Statements (“SFAS”) No. 123 and EITF 96-18 “Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the following assumptions: fair market value of common stock $4.78, risk free rate of return of .95%, no dividend yield, expected volatility of 43% and weighted-average expected life of 4 years. The weighted average fair value of the warrants calculated using the Black-Scholes option price model granted was $2.32 for the warrants issued. The Black-Scholes value of the warrants issued totaled approximately $117 thousand.

The following pro-forma financial information presents results of operations as if the acquisition had occurred at the beginning of the respective periods.

(Amounts in thousands except per share data)	Year Ended	Nine Months Ended
	March 31, 2003	December 31, 2003
Revenues	$60,443	$42,108
Net income	385	596
Earnings per share:
Basic	$.13	$.17

Diluted	$.13	$.16

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

Contingencies

There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to its business. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material adverse effect on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on our financial condition as the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provision of this statement is consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact upon the Company’s financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on the prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the consolidated financial position or results of operations.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was amended in October 2003 by the FASB Staff Position No. 46, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” Generally, FIN 46-6 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. The adoption of the effective portions of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

Note 2 — Trade Accounts Receivable consists of the following:

(Amounts in thousands)
	December 31, 2003	March 31, 2003
Amounts billed	$8,390	$7,411
Amounts unbilled	167	55
Allowance for doubtful accounts	(317)	(270)

Accounts receivable, net	$8,240	$7,196

Note 3 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $998 thousand and $630 thousand at December 31, 2003 and March 31, 2003, respectively.

Note 4 — Tax Matters

At March 31, 2003, the Company had a net operating loss carryforward of approximately $8.8 million, virtually all of which expires in fiscal 2019. Income tax expense (primarily state taxes), for the three months ended December 31, 2003 was $20 thousand and $15 thousand for the same period in 2002. For the nine months ended December 31, 2003 and 2002, income tax expense was $40 thousand and $45 thousand, respectively. Due to the uncertainty of future realization, the Company has not recorded a net benefit for the operating loss carryforward in the financial statements for the quarter ended December 31, 2003.

Note 5 — Long-Term Debt

Long-term bank debt consists of a revolving credit and security agreement, which was amended on August 20, 2003 (“the revolving credit agreement”) to increase the maximum loan amount from $8.0 million to $9.0 million. The revolving credit agreement matures on July 6, 2005. Amounts available under the revolving credit agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. Amounts advanced under the revolving credit agreement are collateralized by a first priority lien on all of our assets as defined in the revolving credit agreement. At December 31, 2003, $6.7 million was outstanding on the revolving credit agreement and $2.3 million was available to the Company. The amounts outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus a margin of 3/4%. The interest rate at December 31, 2003 was 5.00%. The revolving credit agreement contains an acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the revolving credit agreement.

The Company was in compliance with the covenant of its revolving credit agreement at December 31, 2003. The covenant requires that stockholders’ deficit does not increase above $1.4 million. Stockholders’ equity was $3.2 million at December 31, 2003.

On August 29, 2003 in connection with the acquisition of Microserv, the Company issued $493 thousand of notes payable with a term of 18 months bearing interest at 5% to the former Microserv shareholders.

Other Long-Term Debt

Other long-term debt consists of $493,000 in notes to former shareholders of Microserv. The notes bear interest at the rate of 5%. Interest is paid on the notes quarterly in arrears. The notes mature on February 28, 2005.

Subordinated Debt — Affiliate.

The Company has a series of notes from an affiliate which are subordinated to this revolving credit agreement with the bank. At December 31, 2003, subordinated debt affiliate consists of the following:

7% Convertible subordinated debt with a conversion price of $4.11 per common share with a maturity date of July 6, 2005	$400,000
8% Subordinated notes maturing on July 6, 2005	2,000,000

$2,400,000

As a result of the private placement on July 23, 2003 the conversion price of the 7% convertible subordinated debt was adjusted from $11.72 to $4.11 per share of common stock (See Note 6).

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by an affiliate. Interest expense on the subordinated debt owned by an affiliate is accrued on a current basis. As of December 31, 2003, there was $2.4 million of subordinated debt outstanding.

During the quarter ended December 31, 2003, the Company made a payment of $75 thousand on accrued interest due to an affiliate. Bank approval was received for this transaction.

Note 6 — Transactions with Related Parties

The subordinated debt agreements with an affiliate totaled $2.4 million at December 31, 2003. The revolving credit agreement dated March 6, 2002, as amended on August 20, 2003, requires bank approval for the payments of principal or interest on the subordinated debt. (See Note 5 to these Condensed Consolidated Financial Statements.)

On July 23, 2003, the Company completed a private placement of 291,970 shares of its common stock, at $4.11 per share for a total of $1.2 million. The purchasers included four members of the management team as well as certain directors and one existing shareholder of the Company. The private placement also involved the issuance of warrants to purchase 58,394 shares of common stock at an exercise price of $4.93.

The fair value of the warrants granted to the participants of the private placement was estimated to be approximately $69 thousand using the Black-Scholes option pricing model with the following assumptions: fair market value of common stock of $4.11, no dividend yield, expected volatility of 43%, weighted average expected life of four years and risk free rate of return of .95%. The $69 thousand is reported as a reduction of the proceeds of the issuance of the common stock.

Note 7 — Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 18% and 17% of the Company’s revenues for the three months ended December 31, 2003 and 2002, and 19% and 14% of the Company’s revenue for the nine months ended December 31, 2003 and 2002, respectively. The Company’s five largest customers collectively accounted for 54% and 50% of revenues for the three months ended December 31, 2003 and 2002 and, 57% and 55% for the nine months ended December 31, 2003 and 2002 , respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of the concentration may change from period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 — Earnings per Share

In December 2002, the FASB issued SAFS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For purposes of pro-forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Had compensation cost been determined based on the fair value of awards granted, consistent with the provisions of SFAS No. 123, the net income attributable to common shareholders would have been as follows:

(Amounts in thousand except share data)	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income as reported	$202	$151	$405	$484
Deduct: stock-based compensation expense under the fair value method, net of tax	44	49	131	146

Pro-forma net income	$158	$102	$274	$338

Earnings per common share (as reported):
Basic	$.07	$.07	$.16	$.22
Diluted	$.07	$.07	$.16	$.22
Pro-forma earnings per common share:
Basic	$.05	$.05	$.11	$.15
Diluted	$.05	$.05	$.11	$.15

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Numerator for earning per share:
Net income	$202	$151	$405	$484

Denominator:
Denominator for basic earnings per share weighted-average shares	2,910,412	2,175,615	2,547,987	2,175,615
Effect of dilutive securities:
Stock options	66,375	69,874	43,874	40,505
Warrants	15,340	—	6,250	—

Denominator for diluted earnings per share weighted number of shares outstanding	2,992,127	2,245,489	2,598,111	2,216,120

Basic earnings per common share
Net income	$.07	$.07	$.16	$.22
Diluted earnings per common share	$.07	$.07	$.16	$.22

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. The 7% convertible note has a provision where the conversion price is subject to adjustment if the Company issues additional shares for consideration per share less than the conversion price. As a result of the private placement on July 23, 2003, the conversion price of the 7% convertible subordinated debt was adjusted from $11.72 to $4.11 per share. The 7% convertible note balance at December 31, 2003 was $400 thousand. Based on the adjusted conversion price, the number of shares that could be purchased is approximately 97,000 shares. The dilutive effects of the 7% convertible debenture of approximately 97,000 shares has not been considered in the computation of diluted earnings per share for the three months and nine months ended December 31, 2003 because including these shares would be anti-dilutive. In addition, the effects of employee stock options of approximately 221,000 shares have not been considered in the computation of diluted earnings per share for the three and nine months ended December 31, 2003 because including these shares would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-Looking Statements

     Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, government contracting risks, absence of dividends, potential conflicts of interest, difficulties in attracting, and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and risks related to our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth, risks related to competition and our ability to continue to perform efficiently on contracts, which are discussed in the reports we file with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, we undertake no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statement, investors and others should not conclude that we will make additional updates or corrections thereafter.

Overview

We are an enterprise maintenance solutions company providing a wide range of technology services to commercial and public sector customers throughout the United States. Our principal products are high availability hardware maintenance and secure network services. We support a broad customer base with nationwide, 24x7, multi vendor product maintenance in environments requiring demanding SLA performance. In addition, we provide critical communications support services for certain governmental clients who require service delivery from cleared personnel. We provide IT hardware maintenance support on a nationwide basis at over 30,000 locations and on more than 400,000 pieces of equipment through various programs for all major OEM’s .

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in our results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserve, allowances for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets, provisions for loss contracts, income taxes and legal contingencies. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of our property and equipment. We believe these other key policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.

Revenue Recognition

We recognize service revenue based on contracted fees earned, net of credits and adjustments, as the service is performed. Revenue from long-term fixed unit-price contracts is recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit-price but varies based upon the number of units covered and level of service requested. Revenue from time-and-material professional service contracts is recognized as the services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenue related to the delivery and installation of equipment under these and certain other contracts is recognized upon the completion of both the delivery and installation. Invoices billed in advance are recognized as revenue when earned. Revenues are a function of the mix of long-term services contracts and time-and-material professional services. Revenues from time-and-material professional services are difficult to forecast because of fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenue stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our gross margin should benefit from revenue growth and continued cost containment strategies implemented. Our gross margin varies based on the level of long-term professional services compared to product volume, including the mix of types of product being sold. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, a de-emphasis on product sales and continued downward pressure on hardware and software margins.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment on the part of management. Our estimate for expense for bad debts is approximately ..4% of revenue. A change in the estimate by .1% would have an impact on earnings of approximately $37 thousand. Over the past three years bad debts expense represented approximately .3% to 1.4% of revenues.

Accounts Receivable

We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers are accounted for as sales at the point of sale, and as a result, the related receivables have been excluded from the accompanying condensed consolidated balance sheets. The amount paid to us for the receivables by the transferee is approximately equal to our carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee.

Goodwill and Other Intangibles

We have adopted Statement of Financial Accounting Standards No. 141“Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Accordingly, we no longer amortize goodwill, but will continue to amortize other acquisition related costs. Amortization of acquisition related intangibles will be approximately $80 thousand during fiscal year 2004, up from $15 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2003, due to the acquisition of Microserv. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.

Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. We are a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenue and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill. As of December 31, 2003, there were no factors present that would indicate the need for an interim impairment analysis.

Plant, Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Automotive equipment	4 years

We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that there was no impairment of our long-lived assets as of December 31, 2003.

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items, the impact of acquisitions, changes in the capital structure of the Company, and all other available evidence. Presently, we record a valuation allowance of 100% of the deferred tax asset based on the weight of positive and negative evidence regarding the recoverability of our deferred tax assets. We will continue to monitor our historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizably of our net deferred tax assets based on evolving business conditions. Should our management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, this would have a significant effect on our net income.

Results of Operations

The following table sets forth the relative percentages of certain items of expense and earnings to revenue for the three and nine-month period ended December 31, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	Three Months Ended December 31,				Nine Months Ended December 31,
(amounts in thousands, except share and per share data)
Results of Operations	2003	2002	Change	%	2003	2002	Change	%
Revenues	13,380	11,345	2,035	18%	36,517	39,403	(2,886)	-7%
Cost of services	11,802	9,779	2,023	21%	32,122	34,701	(2,579)	-7%
Percent of revenues	88%	86%	—		88%	88%	—

Gross margin	1,578	1,566	12	1%	4,395	4,702	(307)	-7%
Percent of revenues	12%	14%			12%	12%
Selling expense	311	291	20	7%	892	805	87	11%
Percent of revenues	2%	3%			2%	2%
Marketing expense	132	190	(58)	-31%	385	464	(79)	-17%
Percent of revenues	1%	2%			1%	1%
General & administrative expense	788	770	18	2%	2,269	2,420	(151)	-6%
Percent of revenues	6%	7%	—		6%	6%	—

Total selling, marketing and general & administrative expense	1,231	1,251	(20)	-2%	3,546	3,689	(143)	-4%
Percent of revenues	9%	11%	—		10%	9%	—

Operating income	347	315	32	10%	849	1,013	(164)	-16%
Percent of revenues	3%	3%			2%	3%
Other Income	5	3	2	N/M	15	15	—	N/M
Interest expense	(130)	(152)	(22)	-14%	(419)	(499)	(80)	-16%

Income before income tax	222	166	56	34%	445	529	(84)	-16%
Income tax expense	20	15	5	33%	40	45	(5)	-11%

Net income	202	151	51	34%	405	484	(79)	-16%

Earnings per share — basic:	.07	.07			.16	.22

Earnings per share — diluted:	.07	.07			.16	.22

Weighted average number of common shares outstanding
Basic	2,910,412	2,175,615			2,547,987	2,175,615
Diluted	2,992,127	2,245,489			2,598,111	2,216,120

     N/M = Not meaningful

Revenues

The composition of revenues for:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Amounts in
thousands)	2003	2002	Change	%	2003	2002	Change	%
Services	$11,745	$9,733	$2,012	21%	$31,121	$31,944	$(823)	-3%
Product	1,635	1,612	23	1%	5,396	7,459	(2,063)	-28%

Total Revenue	$13,380	$11,345	$2,035	18%	$36,517	$39,403	$(2,886)	-7%

Revenues for the three months ended December 31, 2003 increased 18%, or $2.0 million, to $13.4 million from $11.4 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003, revenues decreased $2.9 million from $39.4 million to $36.5 million for the same period ended December 31, 2002.

Revenues from services for the three months ended December 31, 2003, increased 21% or $2.0 million to $11.7 million from $9.7 million for the three months ended December 31, 2002. The increase in revenue was primarily due to increases in high-availability maintenance services related to our recent acquisition of Microserv. For the nine months ended December 31, 2003, revenue decreased 3%, or $800 thousand, to $31.1 million compared to $31.9 million at December 31, 2002. The decrease in revenue was primarily due to reductions in hardware related services from government customers and temporary slowdown in orders associated with a seat management contract. Revenues were also negatively affected by pricing adjustments associated with certain contract extensions. We expect that the seat management contract orders will increase during the remainder of the year.

Product sales for the three months ended December 31, 2003, increased $23 thousand, or 1%, and remain at $1.6 million, consistent with the three months ended December 31, 2002. Product sales for the nine months ended December 31, 2003 decreased 28%, or $2.1 million, to $5.4 million from $7.5 million for the nine months ended December 31, 2002. The product marketplace has been characterized by intense competition, a declining rate of orders and lower margins. We have de-emphasized product sales and will focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any increases in product sales in future periods.

Cost of Services

Cost of services was comprised of the following components:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Amounts in thousands)	2003	2002	Change	%	2003	2002	Change	%
Direct costs	$10,396	$8,885	$1,511	17%	$28,821	$31,890	$(3,069)	-10%
Indirect costs	1,406	894	512	57%	3,301	2,811	490	17%

Total costs of services	$11,802	$9,779	$2,023	21%	$32,122	$34,701	$(2,579)	-7%

Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended December 31, 2003, direct costs increased $1.5 million, or 17%, to $10.4 million from $8.9 million for the three months ended December 31, 2002. The increase in direct cost was primarily related to our recent acquisition of Microserv. For the nine months period ended December 31, 2003, direct cost decreased 10%, or $3.1 million, to $28.8 million compared to $31.9 million for the same period ended December 31, 2002. The decrease was due to a decrease in seat management services based upon historical cyclical trends, reductions in personnel and subcontractor costs related to certain contract extensions, as well as, nonrecurring hardware orders from governmental customers. This decrease is reflective of our shift towards a market comprised primarily of higher margin services.

In addition, in prior quarters we eliminated positions in several departments to align our cost based on the current market conditions. All of these costs were expensed as incurred. As a result of these containment measures, there was a decrease in cost of services, as well as marketing and general and administrative expenses during the nine months ended December 31, 2003 as compared to December 31, 2002.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $512 thousand from $894 thousand for the three months ended December 31, 2002 to $1.4 million for the three months ended December 31, 2003. For the nine months ended December 31, 2003, indirect costs increased 17% or $490 thousand from $2.8 million for December 31, 2002 to $3.3 million at December 31, 2003.

The increase in indirect costs is attributable to several factors including placement and recruiting fees associated with the increasing requirement for cleared personnel in secured network services, higher telecommunications costs and costs associated with the addition of our west coast offices in conjunction with our recent acquisition of Microserv.

Total costs of services for the three months ended December 31, 2003 increased to $11.8 million from $9.8 million for the same period in 2002, an increase of 21%. The principal reason for the increase in cost of services was the Company included the revenue delivery costs relating to the acquisition of Microserv for the entire quarter. For the nine months ended December 31, 2003, total cost of services decreased $2.6 million or 7%, from $34.7 million at December 31, 2003 to $32.1 million during the same period in 2002.

As a percent of revenues, gross margin was 12%, or $1.6 million for the three month period ended December 31, 2003, and 14% or $1.6 million for the same period ended December 31, 2002. For the nine months ended December 31, 2003 and 2002 respectively, gross margin was $4.4 million compared to $4.7 million, a decrease of 7% or $307 thousand. The change in gross margin percentage was primarily due to higher margins on revenue from long-term fixed price contracts, non-recurring hardware orders from government customers, pricing adjustments associated with certain contract extensions, and by reductions in product sales and the lower margin on these sales brought about by intense price competition discussed above.

Selling Expense

Selling expense for the three months ended December 31, 2003 was $311 thousand compared to $291 thousand for the three months ended December 31, 2002, an increase of $20 thousand. The increase is primarily due to increases resulting from the acquisition of Microserv. For the nine months ended December 31, 2003 compared to December 31, 2002, selling expense was $892 thousand and $805 thousand, respectively, a 11% increase. The increase was due to higher salaries and commission expenses from increases in the sales force as a result of the acquisition of Microserv.

Marketing Expense

Marketing expense for the three and nine months ended December 31, 2003 versus December 31, 2002 was $132 thousand compared to $190 thousand and $385 thousand compared to $464 thousand, respectively. The decrease in marketing expense for both periods was due to decreases in personnel costs and curtailment of certain marketing programs.

General and Administrative

Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and public company costs.

For the three months ended December 30, 2003, general and administrative expense increased when compared to the three months ended December 31, 2002 from $770 thousand to $788 thousand, an increase of $18 thousand, or 2%. For the nine months ended December 31, 2003 compared to December 31, 2002, expenses decreased 6% or $151 thousand to $2.3 million from $2.4 million. This reduction was due to the cost containment measures initiated earlier in the year. However, various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may cause increases in general and administrative expenses and have a negative impact on our earnings in future periods.

Operating Income

For the three months ended December 31, 2003, we had operating income of $347 thousand compared to $315 thousand at December 31, 2002, an increase of 10% over the same period in the prior year. For the nine months ended December 31, 2003 compared to December 31, 2002, operating income decreased 16%, from $1.0 million to $849 thousand.

Interest Expense

Interest expense for the three and nine months ended December 31, 2003 and 2002 was $130 thousand and $152 thousand compared to $419 thousand and $499 thousand, respectively. The decrease was principally a result of decreased borrowing activities, repayment of subordinated debt, and lower interest rates.

Income Taxes

Income taxes for the three months ended December 31, 2003 and December 31, 2002 were $20 thousand and $15 thousand, respectively, primarily for state obligations. For the nine months ended December 31, 2003 and 2002, income taxes were $40 thousand and $45 thousand, respectively. Income taxes for both periods were primarily for state income taxes.

The approximate net operating loss carryforward used to reduce current income tax expense was:

(Amounts in thousands.)

Three Months Ended		Nine Months Ended
December 31,		December 31,
2003	2002	2003	2002
$65	$54	$128	$168

As discussed in Note 4 of the notes to the condensed consolidated financial statements, we have a net operating loss carryforward of approximately $8.8 million at March 31, 2003.

Net Income

For the three months ended December 31, 2003, net income was $202 thousand compared to $151 thousand for the comparable period in 2002, an increase of 34%. For the nine months ended December 31, 2003 compared to 2002, net income was $405 thousand compared to $484 thousand, a decrease of 16%.

As discussed, the principal reason for the decrease in net income was the decline in revenue from a transaction with the government in the nine months ended December 31, 2002 that was not replaced in 2003. This decrease was partially offset by increased earnings from the acquisition of Microserv and cost containment measures undertaken.

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

Liquidity and Capital Resources

Historically our primary sources of funding have been cash flows from operations, subordinated notes and borrowings under our credit agreements. In prior years, through a series of private placements, we had issued $4.0 million of subordinated notes due July 6, 2005 to Research Industries Incorporated, a private investment company and an affiliate of us. The balance of the subordinated debt due to Research Industries at December 31, 2003 was $2.4 million. At December 31, 2003, our working capital was $6.6 million and our current ratio was 1.84. Management believes the improvement in our condition was attributable to ongoing profitability and more stringent cash management, accelerated collection activities, improved inventory management and expense containment programs.

On August 29, 2003, we acquired 100% of the outstanding common stock of Microserv, Inc. for approximately $3.75 million. The purchase price included 442,078 shares of our common stock, 5% notes to the former Microserv shareholders of approximately $493 thousand, and cash of $360 thousand. Acquisition costs including severance and fees totaled approximately $721 thousand.

On July 23, 2003, we completed a private placement of $1.2 million of our common stock. We issued 291,970 shares of common stock at $4.11 to an investor group including four members of the management team as well as certain directors and one existing shareholder of the Company. The private placement also involved the issuance of warrants to purchase 58,394 shares of common stock at an exercise price of $4.93.

Long-term bank debt consists of a revolving credit and security agreement which was amended on August 20, 2003 (“the revolving credit agreement”) to increase the maximum loan amount from $8.0 million to $9.0 million. The revolving credit agreement matures on July 6, 2005. The amounts outstanding under the revolving credit agreement bears interest at the bank’s prime plus a margin of 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. Amounts available under the revolving credit agreement are determined by applying stated percentages to the eligible receivables. The revolving credit agreement contains an acceleration clause whereby the lender may demand repayment under certain circumstances as defined in the agreement. We were in compliance with all covenants contained in the revolving credit agreement at December 31, 2003. The revolving credit agreement contains representations and warranties, including a financial covenant that requires our stockholders’ deficit not to increase above $1.4 million. At December 31, 2003, our stockholders’ equity was $3.2 million. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the changes of mix in our business from the resale of product to more services, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce. Although we expect to remain in compliance with the financial covenant, no assurance can be given as to whether we will continue to be able to maintain this covenant. Should stockholders’ deficit rise above $1.4 million, we would attempt to obtain a waiver or amendment to this requirement. No assurance can be given as to whether we will be successful in obtaining such waiver or amendment, if necessary.

The amendment revolving credit agreement prohibits the payment of dividends or distributions, as well as limits the payment of principal or interest on subordinated debt.

Interest expense on subordinated debt accrues on a current basis. Our subordinated debt agreements with Research Industries, Incorporated, an affiliate, was $2.4 million at December 31, 2003. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005.

Capital expenditures for the nine months ended December 31, 2003 and December 31, 2002 were $297 thousand and $279 thousand, respectively.

We believe that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet our cash requirements through March 31, 2005, although there can be no assurances that all the aforementioned sources of cash can be realized.

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

The information below summarizes our sensitivity to market risks as of December 31, 2003. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2003 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)
	Period Ending	Fair Value
	December 31,	December 31,
Long-term debt	2003	2003
Revolving credit agreement at the prime rate plus 3/4%. Due July 6, 2005. Average interest rate of 5.00%.	$6,650	$6,650

7% convertible subordinated note from affiliate due July 6, 2005.	400	400
8% subordinated notes from affiliate due July 6, 2005.	2,000	2,000
5% notes issued to former Microserv shareholders	493	493
Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	56	56

Total fixed rate debt	2,949	2,949

Total debt	$9,599	$9,599

The following table sets forth the amounts of contractual obligations, aggregated by type of contractual obligation:

(Amounts in thousands)

Contractual Obligations	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$9,543	$—	$9,543	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	2,967	361	1,574	830	202
Consulting Commitment	270	50	150	70	—
Notes payable GMAC	56	30	26	—	—

Total contractual obligations	$12,836	$441	$11,293	$900	$202

Long-term debt of approximately $9.6 million represents a revolving credit facility of approximately $6.7 million, subordinated notes from an affiliate of approximately $2.4 million and approximately $493 thousand of 5% notes issued to former Microserv shareholders. Operating leases of approximately $3.0 million are the future minimum lease payments for office space and certain equipment. Other long-term obligations for approximately $56 thousand are three installment agreements for vehicles.

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

At December 31, 2003, we had $9.6 million of debt outstanding of which $2.4 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

We conduct a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

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

Item 2. Changes in Securities and Use of Proceeds

On July 23, 2003, we completed a private placement of 291,970 shares of our common stock, par value $0.24 per share, for an aggregate cash purchase price of approximately $1.2 million. Our common stock was sold to certain directors and executive officers including, Charles McNew, our President and Chief Executive Officer, and Joseph Sciacca, our Vice President and Chief Financial Officer and three of our existing shareholders. Purchasers in the offering also received warrants to purchase two shares of our common stock for every 10 shares of common stock purchased at an exercise price of $4.93, which represents 120% of the closing price of our common stock on the date of the closing of the private placement. The exercise price of the warrants is subject to adjustment in the event of a stock dividend, stock split, combination or reclassification of the Company’s common stock or in the event of the issuance of options, warrants or other securities to all holders of our common stock. The warrants are currently exercisable.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 10.1	Amended Revolving Credit and Security Agreement, dated August 20, 2003
	Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on September 12, 2003 as amended on November 12, 2003 to include the unaudited proforma financial information related to the acquisition of Microserv, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)

Date: February 12, 2004	By:	/s/Charles L. McNew Charles L. McNew President & Chief Executive Officer (principal executive officer)

Date: February 12, 2004	By:	/s/Joseph Sciacca Joseph Sciacca Vice President, Finance & Chief Financial Officer (principal financial officer)