Form 10-K
period 2004-03-31
HALIFAX CORP
filed 2004-06-16
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X)Yes (  )No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). (   )Yes (X )No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2003 was $8,207,585 computed based on the closing price for that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2004
Common Stock $0.24 par value	2,915,412

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant’s 2004 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2004, are incorporated by reference into Part III.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues in a single group of customers, risks involved in contracting with our customers, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions, loss of continued favorable banking relations, the availability of capital to finance operations and planned growth, weakened economic conditions, acts of terrorism, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

The discussion and analysis that follows provides information that management believes is relevant to an assessment and understanding of Halifax Corporation’s consolidated results of operations.

Item 1. Business

Halifax Corporation (“Halifax” or the “Company”, “we”, “our”, or “us”), headquartered in Alexandria, Virginia provides a comprehensive range of enterprise maintenance services and solutions to a broad base of commercial and governmental clients throughout the United States. We provide 24x7x365 technology solutions that can meet stringent enterprise service requirements.

Our primary offices include locations in:

•	Alexandria, Virginia,

•	Harrisburg, Pennsylvania,

•	Richmond, Virginia,

•	Trenton, New Jersey,

•	Charleston, South Carolina,

•	Frederick, Maryland,

•	Baltimore, Maryland, and

•	Seattle, Washington.

For more than 36 years, we have been known for quality and reliability in service delivery to our customers.

We are a nation-wide high-availability multi-vendor maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations.

Our principal products are high availability hardware maintenance services, technology deployment and integration services, and secure network program services.

Our intent is to expand our customer base of private sector clients through our existing global service provider partners, seek new global service provider partners, win additional contracts for secure network services in government and intelligence markets, and enhance the technology we use to deliver cost-effective service to our growing customer base. Our ability to grow our revenues base will be impacted by our ability to grow revenues with our partners and by continued competition within the industry.

Our strategy is to build our position as an innovative leader in the high-potential enterprise maintenance solutions marketplace. We have three key business focuses:

•	High Availability Maintenance Services

24x7, multi-vendor support for nationwide customers with demanding service level requirements

•	Technology Deployment and Integration Services

Nationwide deployment and integration support services

•	Secure Network Solutions

Secure communication network installation and support provided by cleared personnel principally for DOD and the intelligence community

•	High Availability Maintenance Services

We provide our clients with a comprehensive high availability enterprise maintenance solution through a single point of contact. Our service offerings include high availability enterprise maintenance services customized to specific customer needs for 7x24x365 day (7 days per week, 24 hours per day, 365 days per year) support on a nationwide basis, life cycle management of client desktop environment and equipment, moves and changes, and providing personnel with security clearances to support certain governmental agencies. Clients are offered a unique mix of proven nationwide coverage, multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a customized solution that meets all of our customers’ enterprise maintenance requirements while reducing their costs.

We provide our maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 7x24x365 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports the enterprise maintenance clients. Halifax is an authorized service provider for many major manufacturers, including IBM, Compaq, Dell, Gateway, Hewlett Packard and Lexmark.

Halifax works closely with each client to develop and implement the service program needed to achieve its business objectives. We draw from a wide range of services expertise and established corporate technology base to deliver customized, results-driven enterprise maintenance solutions.

•	Technology Deployment and Integration Services

We provide technology deployment and integration services through several of our alliance partners and certain direct customers. At present, our principal service offering is seat management, which is a highly customizable and comprehensive service that encompasses the management, operation, and maintenance of an organization’s desktops, servers, communications, printers, peripherals and associated network infrastructure and components. The program transfers complete PC desktop responsibility along with all associated services from the client to us. In return, the organization is afforded a full spectrum of computing resources for a fixed price per “seat” through a single ordering process.

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

Our seat management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:

•	Reduce our clients’ total cost of ownership

•	Improve service levels and response times

•	Reduce the administrative costs for procurement

•	Increase user productivity through decreased downtime

•	Amortize costs across thousands of users

•	Focus IT staff on core responsibilities

•	Eliminate the time and expense of storage, sale, and disposal of surplus equipment

•	Simplify accounting with one report, one invoice, and one charge per user

•	Create a single source of accountability for all PC desktop hardware, software, and services

•	Secure Network Solutions

We serve the needs of various sectors of the Federal government related to communication services in voice, data, and video primarily for secure environments. We provide installation, engineering, maintenance and logistics support for our clients’ projects. Our principal customers include the U.S. Department of Defense and U.S. Army and the intelligence community. Orders are typically placed with us using multi-task support contracts. We also provide these services on a subcontract basis to several system integrators for the federal marketplace.

Our highly trained communications professionals are experienced in the installation of local area networks and wide area networks. Most of these communications professionals have current/active security clearances with major federal agencies. We believe this advantage gives us the ability to install secure or non-secure networks in sensitive areas of the government without the standard delays other companies may incur.

Risk Factors

Halifax serves its customer base by providing high availability enterprise maintenance services, consulting, integration, networking, and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the loss of a major customer, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to achieve the revenues growth necessary to provide profitable operating margins in various operations. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period and my cause fluctuations in quarterly results from period to period.

     Risks Related to Revenues and Expenses

Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, which could cause our stock price to fluctuate. Factors that may affect our quarterly and annual results include but are not limited to:

•	changes in economic conditions;

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

•	competitive pricing pressure;

•	lengthening sales cycles;

•	obsolescence of technology;

•	increases in prices and components used to support our enterprise maintenance solutions; and

•	loss of material contracts.

Unfavorable economic conditions have adversely affected our operating results and led to a decline in our growth rates. Although general operation conditions appear to be improving, we are unable to predict when spending for our services will improve, if at all.

Many of our services are sold as part of a larger technology outsourcing solution. In the past, we have experienced historical growth in our business as we have assumed responsibility for maintaining our customers IT infrastructure. The demand for these services has been adversely affected by the effects of a weakened economy in recent periods with many businesses focusing on cost containment strategies and eliminating or curtailing maintenance.

We depend on recurring long-term contracts for services from a limited number of large original equipment manufacturers or OEMs, partners and end users. Our agreements with our OEMs are in the form of master service agreements and are typically cancelable, non-exclusive and have no minimum purchase requirements.

     Risks Related to Reliance on a Small Group of Large Customers

We have a number of significant customers. Our largest customer accounted for 14%, 15% and 16% of the our revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Through the aggregation of multiple contracts, our largest customer during fiscal year 2004 was IBM Global Services. Our five largest customers collectively accounted for 56%, 57% and 42% of revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that these customer concentrations will continue for the foreseeable future, although the companies which constitute our largest customers may change. Revenues from services rendered to the United States government and the relative percentages of such revenues to revenues from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002 were $ 11.0 million (22%), $12.1 million (24%), and $8.5 million (17%), respectively. The loss of any of these customers may cause results of operations to vary materially from those anticipated.

     Risks Related to Growth/Acquisition Strategy

As part of our strategy, we expect to continue to pursue opportunities to buy other businesses that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions we could:

•	issue stock or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

These acquisitions can also involve numerous risks, including:

•	problems combining the purchased operations, technologies and personnel;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effect on existing business;

•	potential loss of key employees;

•	record goodwill and non-amortizable intangible assets that may be subject to annual valuations to determine possible impairment;

•	incur amortization expense related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Mergers and acquisitions of companies in our industry and related industries are inherently risky, and no assurance can be given that our acquisition strategy will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products or services, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products or services.

     Risk Related to Loss of Contracts

As discussed above, the loss of contracts may have a material effect on revenues, cost of operations, earnings and cash flow. Factors beyond our control, including political, state budget issues, price and other factors may have an impact on our ability to successfully retain contracts.

In spite of providing excellent performance over the last ten years, our contract with the Commonwealth of Pennsylvania was subjected to a competitive bid which we did not win. Our current contract, valued at approximately $4.0 million annually, will expire on June 30, 2004. We have undertaken actions to eliminate the impact on earnings resulting from the loss of this contract.

     Risk Related to Capital Resources

We believe our cash flow from operations and borrowings available under our revolving credit agreement are sufficient to finance our operations. However, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Although we believe our relationship with our bank is satisfactory, there are no assurances that additional funds, if needed, to help fund start-up costs related to a major new contract will be forthcoming. Our plan for growth includes intensified marketing efforts, an expanding national sales program, strategic alliances and acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful, will be on terms advantageous to us.

     Risk Related to Competition

We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and a larger technical staff than ours, including, in some cases, the manufacturers of the systems being supported and others are small companies within a regional market or market niche. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by us. It is not possible to predict the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. Our operating results may be adversely affected because of pricing pressures brought about by competition, proprietary technology that we are unable to support, or other factors beyond our control.

     Risk Related to Employee and Management Retention

Our most important resource is our employees. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. However, due to the increased activity for various Homeland Security efforts, we may experience a shortage of personnel with the required security clearances in the future which may negatively impact our revenues. We have employees of a labor union on one of our government contracts. As of March 31, 2004, we believe our relations with the union are excellent. Management believes that the future growth and success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.

Recent Developments

On May 31, 2000, we sold our operational outsourcing division which was non-core to our long-term growth strategy. The operational outsourcing division provided complete facility management and maintenance outsourcing capabilities to assist institutional, government and commercial clients in outsourcing facility operations.

On August 29, 2003, we completed the acquisition of Microserv, Inc., a hardware maintenance company located in Seattle, Washington. The acquisition expanded our geographic base and strengthened our nationwide service delivery capabilities, as well as added a number of prestigious customers.

We were incorporated in 1967 under the laws of the Commonwealth of Virginia. We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 750-2202, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on the website listed above is not and should not be considered part of this Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion):

	Years Ended March 31,
(Amounts in thousands)	2004		2003		2002
State/Local	16,626	34%	$17,326	34%	$22,728	46%
Commercial	21,812	44%	20,965	42%	18,082	37%
Federal Government	11,099	22%	12,127	24%	8,541	17%

Total	$49,537	100%	$50,418	100%	$49,351	100%

Commercial and State/Municipal Contracts

We continue to work towards expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. State/municipal government contracts may increase as a result of privatization opportunities.

Federal Government Contracts

A portion of our revenues have historically been derived from contracts and subcontracts with the Federal government. In fiscal years 2004, 2003 and 2002, we received revenues from 10, 10 and 15 government contracts, respectively, which accounted for approximately 22%, 24% and 17%, respectively, of our total revenues.

Our ability to successfully compete for government contracts is largely dependent on recognizing Government requirements and opportunities, the submission of timely and responsive proposals, and a reputation for the successful completion of government contracts. Government contracts are subject to a bidding process, which is subject to competitive market pressures and time delays, and are not necessarily awarded on the basis of the lowest price.

We perform services under time-and-material, fixed unit-price contracts, subcontracts, indefinite delivery/indefinite quantity (IDIQ), and general services administration (GSA) schedule contracts. When we are selected under a GSA schedule, to provide products or services, revenues is recognized upon delivery of the product or services. For time-and-material contracts and IDIQ contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed unit-price contracts, the government pays us an agreed-upon price per unit for services rendered. Under fixed unit-price contracts and time-and-material contracts, we bear any risk of increased or unexpected costs that may reduce its profits or cause us to sustain losses.

Our government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the government’s requirements or budgetary restrictions. A portion of our sales to the government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

All government contracts are subject to termination at the convenience of the government. If a contract were to be terminated for convenience, we would be reimbursed for allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. While we operate under the risk that such terminations may occur, such terminations have been rare.

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

We are sensitive to the present climate in the government with respect to fraud, waste and abuse, and have adopted a Code of Business Ethics and Standards of Conduct and associated Company procedures. In addition, all employees receive training in business ethics and our associated Company procedures, and a hotline has been established to encourage reporting of potential ethical violations.

The books and records of Halifax are subject to audit by the Defense Contract Audit Agency or DCAA, which can result in adjustments to contract costs and fees. Audits by DCAA have been completed for years through fiscal year 1999 with minimal adjustment to the Company’s cost accounting records and contract revenues reimbursement.

As a result of increased federal funding for various “Homeland Security” efforts, we expect to increase government contracts as a percentage of revenues in the future.

Type of Contracts

For the three years ended March 31, 2004, 2003 and 2002, 90%, 97%, and 97% respectively, of our revenues received were from fixed unit-price revenues contracts.

Accounts Receivable

Trade accounts receivable at March 31, 2004 and 2003 represented 35% and 47% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenues earned with future payments due from the customer for which invoices will not be presented until a later period.

Backlog

Our funded backlog for services as of March 31, 2004, 2003 and 2002 was $47.9 million, $50.6 million and $73.0 million, respectively. Of the $47.9 million of backlog at March 31, 2004, approximately 50% is expected to be recognized during the next fiscal year. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.

Marketing

Our direct sales and marketing organization is focused on delivering additional services and solutions to our targeted markets and current client base. Our marketing efforts have focused on increasing brand awareness, enhancing bid and proposal capabilities, producing targeted sales aids, identifying high potential sales leads, and engaging in other public relations activities.

Halifax delivers services and solutions through a variety of distribution channels. We have developed strong partnership alliances with certain global services providers, OEM’s and system integrators. We have also developed several direct relationships with commercial federal and state government customers.

Competition

We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and a larger technical staff than ours, including, in some cases, the manufacturers of the systems being supported and others are small companies within a regional market or market niche. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by us. It is not possible to predict the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which we are engaged are technology skills, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines.

We believe we are most competitive where the customer is geographically dispersed throughout the U.S. and demands high service attainment levels.

Personnel

On March 31, 2004, we had 438 employees, of whom 8 were part-time and 3 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. However, due to the increased activity for various Homeland Security efforts, we may experience a shortage of personnel with the required security clearances in the future which may negatively impact our revenues. On one of our government contracts our employees are members of a union. As of March 31, 2004, we believe our relations with the union are excellent. Management believes that the future growth and success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.

Item 2. Properties

We have obligations under 17 short-term facility leases associated with our operations. The total rent expense under existing leases were $782 thousand, $632 thousand and $677 thousand for the years ended March 31, 2004, 2003 and 2002, respectively. See Note 12 to the Consolidated Financial Statements. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Frederick, MD; Baltimore, MD; and Seattle, WA.

On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715 thousand was deferred and is being amortized over the 12 year lease-back of our headquarters building.

Item 3. Legal Proceedings

On January 9, 2001, the Securities and Exchange Commission (SEC) issued a formal order directing a private investigation of the Company and unnamed individuals concerning trading activity in our securities, periodic reports filed by management with the SEC, certain accounting and financial matters and internal accounting controls. We cooperated fully with the SEC. In addition, we received an SEC subpoena for documents related to these matters. The staff of the SEC advised us that the inquiry was confidential and should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. We believe the investigation was primarily related to the previously reported embezzlement by one of our former employees. By letter dated May 31, 2002, we were advised that the investigation of our undertaken by the Staff of the SEC was terminated and no enforcement action was recommended by the SEC.

There are no material pending legal proceedings to which we are a party. From time to time, we are engaged in ordinary routine litigation incidental to our business to which Halifax is a party. While we cannot predict the ultimate outcome of these routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4-A. Executive Officers of the Registrant

The key executive officers of the Company are:

Charles L. McNew, age fifty-two is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became our director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice president and Chief Financial Officer from July 1999 until April 2000. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and later Chief Operating Officer of NumereX Corporation, a public Company which develops and markets communications and information products and services.

Joseph Sciacca, age fifty-one, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to Halifax prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm.

Hugh Foley, age fifty-two, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for Halifax’s seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined Halifax in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining Halifax, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne.

James L. Sherwood, IV, age sixty-two, is our Vice President of Contracts and Administration. Mr. Sherwood has held his current position since 1986. He previously served as Vice President of our Facilities Services Division. He has been employed by our Company and its subsidiaries since 1978.

Jonathan L. Scott, age forty-six, is our Senior Vice President of Sales and Marketing. Mr. Scott has held this position since the acquisition of Microserv in August 2003 for when he served as President and Chief Executive Officer from January 2001 to August 2003 and Executive Vice President from November 1998 to December 2000. Prior to this, Mr. Scott was a principal of New Venture Associates, a firm providing strategic advisory services to early stage venture funded technology companies, which he founded, from July 1996 to October 1998. Prior to that he served in executive and sales and marketing management positions in the software industry.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Company’s Common Stock, par value $0.24, is listed on the American Stock Exchange.

At June 10, 2004, there were approximately 213 holders of record of our common stock as reported by our company’s transfer agent and approximately 529 beneficial holders.

The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2004		Fiscal Year 2003
Fiscal Quarter	High	Low	High	Low
April - June	$4.49	2.91	$4.30	3.45
July - Sept.	6.25	3.60	5.58	3.50
Oct. - Dec.	5.80	4.76	6.50	4.99
Jan. - March	5.20	3.95	6.20	2.75

On June 10, 2004, the closing price of our common stock on the American Stock Exchange was $4.45.

We did not declare a cash dividend in either fiscal year 2004 or 2003, and there is no assurance we will do so in future periods. Our revolving credit loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the bank. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings, for use in the operation and expansion of our business and do not anticipate paying any cash dividend in the future.

On July 23, 2003, in a private placement we issued 291,971 shares of common stock at $4.11 per share and warrants to purchase 58,394 additional shares of common stock at an exercise price of $4.93 per share. The securities issued were not been registered under the Securities Act of 1933 or any applicable state securities laws and were issued pursuant to an exemption from registration to Rule 506 of Regulation D of the rules and regulations of the SEC.

On August 29, 2003, in conjunction with the acquisition of Microserv, Inc. we issued 422,078 shares of restricted common stock valued at $4.23 per share. These shares were discounted approximately 14% from the market price of $4.92 due to certain trading restrictions. The securities issued were not registered under the Securities Act of 1933 or any applicable state securities laws and were issued pursuant to an exemption from registration to Rule 506 of Regulation D of the rules and regulations of the SEC.

On August 29, 2003, we issued warrants to purchase 50,000 shares of common stock at an exercise price of $3.19 per share to our investment advisors. The warrants were issued pursuant to an exemption from the registration pursuant to Rule 506 of Regulation D of the rules and regulations of the SEC.

During fiscal year 2004, we extended options to purchase 15,000 shares of common stock from the 1994 Key Employee Stock Options to two former employees as non-qualified options. The exercise price of the options was $2.60 per share for 5,000 options to purchase common stock and $7.56 per share for 10,000 options to purchase common stock. The securities issued were not registered under the Securities Act of 1933 or any applicable state securities laws.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Item 6. Selected Financial Data

The following table includes selected financial data adjusted for discontinued operations in 2001 and 2000 of Halifax. Our Company’s selected consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Years Ended March 31,
(Amounts in thousands, except share data)	2004(1)	2003	2002	2001	2000
Revenues – continuing operations	$49,537	$50,418	$49,351	$51,720	$53,530

Income (loss) from continuing operations	4,228	648	302	(840)	1,385
Discontinued operations	—	—	—	244	928
Gain on sale of discontinued operations	—	—	—	1,694	—

Net income (loss)	$4,228	$648	$302	$1,098	$2,313

Income (loss) per common share – basic
continuing operations	$1.60	$.30	$.14	$(.42)	$.70
Discontinued operations	—	—	—	.12	.47
Gain on sale on discontinued operations	—	—	—	.84	—

	$1.60	$.30	$.14	$.54	$1.17

Income (loss) per common share – diluted
Continuing operations	$1.54	$.30	$.14	$(.42)	$.69
Discontinued operations	—	—	—	.12	.46
Gain on sale on discontinued operations	—	—	—	.84	—

	$1.54	$.30	$.14	$.54	$1.15

Weighted average number of shares outstanding
Basic	2,638,345	2,175,781	2,100,321	2,022,811	1,984,014
Diluted	2,787,656	2,212,360	2,106,478	2,022,811	1,999,811
Dividends per common share	$—	$—	$—	$—	$—
Total Assets	$26,491	$17,981	$20,845	$18,827	$27,808

Long-term obligations	$9,983	$10,138	$11,295	$6,886	$12,793

(1)	See Note 11 to the consolidated financial statements for discussion on deferred tax benefit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Halifax is a nationwide high availability multi-vendor enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies, and other organizations. Halifax has undertaken significant changes to its business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In August 2003, we completed the acquisition of Microserv, Inc, which significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

We offer a growing list of services to businesses, and governmental agencies. Our services are customized to meet the customer’s needs ranging from 7x24x365 service, providing personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexibility offered to our customers enables us to tailor a solution to obtain maximum efficiencies within their budgeting constraints.

In July 2003, we completed a private placement in the amount of $1.2 million, which strengthened our financial position.

In August 2003, we completed the acquisition of Microserv, Inc, which significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

At March 31, 2004, we recorded a deferred tax asset of $3.9 million. Based upon our historical taxable income over the past three years and estimates of future profitability, management concluded that future income will more than likely be sufficient to realize our deferred tax assets. The recording of this tax benefit had a significant positive effect on the results of operations and balance sheet.

The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2004 operating results reflect the impact of this challenging environment. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, we continue to see significant pressure in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with the recent loss of our contract with the Commonwealth of Pennsylvania, longevity and quality of service may have little influence in the decision making process.

Services revenues included monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned.

The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

Revenues related to the fixed-price service agreements are recognized ratably over the lives of the agreements. Invoices billed in advance are recognized as revenues when earned. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. Losses on contracts, if any, are recognized in the period in which the losses become determinable.

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services and effectively manage expenses.

We plan to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Due to the intense competition in our industry we must continue to expand our service offerings and persist in cost reduction efforts. We also have to leverage technology to gain efficiencies in our back office. We have also concentrated on, and will continue to concentrate on cost reduction, particularly within costs of services, selling, marketing and general and administrative expenses.

For fiscal 2005, our priorities include:

•	expanding our customer base of private sector clients through our existing global service provider partners;

•	seeking new global service provider partners;

•	winning additional contracts for secure network services in government and intelligence matters; and

•	enhancing the technology we use to deliver cost-effective services to our growing customer base.

Consolidated Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Consolidated Results of Operations for the fiscal years ended March 31, 2004, 2003 and 2002 and financial condition as of March 31, 2004 and 2003. We operate as a single business segment, whereby we provide high availability maintenance services, technology deployment and integration, and secure network solutions for commercial and government clients.

	Years Ended March 31,
(Amounts in thousands, except share data)
Results of Operations	2004	2003	Change	%	2003	2002	Change	%
Revenues	$49,537	$50,418	$(881)	(2%)	$50,418	$49,351	$1,067	2%
Cost of services	43,609	44,200	(591)	(1%)	44,200	43,527	673	2%

Percent of revenues	88%	88%			88%	88%
Gross Margin	5,928	6,218	(290)	(5%)	6,218	5,824	394	7%
Percent of revenues	12%	12%			12%	12%
Selling	1,254	1,102	152	14%	1,102	999	103	10%
Percent of revenues	3%	2%			2%	2%
Marketing	534	652	(118)	(18%)	652	619	33	5%
Percent of revenues	1%	1%			1%	1%
General and administrative	3,086	3,127	(41)	(1%)	3,127	3,219	(92)	(3%)

Percent of revenues	6%	6%			6%	7%
Total selling, marketing and general administrative	4,874	4,881	(7)	N/M	4,881	4,837	44	1%

Percent of Revenues	10%	10%			10%	10%
Operating income	1,054	1,337	(283)	(21%)	1,337	987	350	35%
Percent of revenues	2%	3%			3%	2%
Interest expense	591	649	(58)	(9%)	649	634	15	2%
Other income	15	20	(5)	N/M	20	9	11	N/M

Income before taxes	478	708	(230)	(32%)	708	362	346	96%
Income tax (benefit) expense	(3,750)	60	3,810	N/M	60	60	—	N/M

Net Income	4,228	648	$3,580	552%	648	302	$346	115%

Earnings per share – basic	$1.60	$.30			$.30	$.14

Earnings per share – diluted	$1.54	$.30			$.30	$.14

N/M = not meaningful

Revenues

Revenues are generated from the sale of high availability enterprise maintenance services, technology deployment and secure network services (consisting of professional services, seat management and deployment services, and product sales and secure network services). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

			March 31,
(Amounts in thousands)	2004	%	2003	%	2002	%
Revenues:
Services	$43,990	88.8%	$45,394	90.0%	$40,013	81.1%
Product held for resale	5,547	11.2%	5,024	10.0%	9,338	18.9%

Total revenues	$49,537	100.0%	$50,418	100.0%	$49,351	100.0%

For fiscal year 2004 revenues decreased 2%, or $881 thousand, compared to fiscal year 2003. During fiscal year 2004, we experienced an increase in our high availability maintenance services and technology deployment activities, however this was offset by a decrease in our secure network offering. The decline in secure network services was a result of non-recurring services in 2003 that did not materialize in 2004. Product held for resale also increased by $500 thousand during fiscal year 2004 to $5.5 million compared to $5.0 million in 2003.

The Microserv Acquisition completed in August 2003 added several marquee accounts to our enterprise maintenance services. However, these gains were negatively affected by pricing concessions and certain lost contracts.

For fiscal year 2003 revenues increased 2%, or $1.0 million, to $50.4 million compared to 2002. The change in revenues was largely the result of a change in the sales mix of our business from a value added reseller to a services company. During fiscal year 2003 services revenues increased $5.3 million, or 13%, compared with fiscal 2002. A significant portion of this increase in services revenues for 2003 was attributable to a $1.9 million non-recurring contract. This was offset by decline in sales of product held for resale which was $5.0 million in fiscal 2003 compared to $9.3 million in 2002, a 46% decrease. The decrease in product sales was principally the result of management’s intentional de-emphasis of this low margin line of business.

In fiscal year 2005, we expect our services revenues to increase while our product sales revenues will decline due to on-going price competition. We expect the product trends to continue downward with many of the new products being offered at lower prices and with significantly lower margins. The components of revenues for fiscal year 2004, 2003 and 2002 were:

Cost of Services

Included within cost of services are direct costs, including fringe benefits, product and part costs, and other costs.

A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our source offerings, we anticipate that the direct costs to support these service offerings will continue to increase in fiscal year 2005.

On long-term fixed unit-price contracts part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, generating a negative impact to profit margins.

The variable component of these costs is product and part cost. Product is broken into two categories: parts and equipment to support our service base and product held for resale. Part cost is highly variable and is dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Cost of services consists of the following components:

		March 31,
(Amounts in thousands)	2004	2003	2002
Services delivery and support	$33,989	$36,198	$31,552
Product held for resale	5,151	4,445	8,022

Total direct costs	39,140	40,643	39,574
Indirect costs	4,469	3,557	3,953

Cost of services	$43,609	$44,200	$43,527

During fiscal year 2004 our cost of services delivery and support decreased by $2.2 million from $36.1 million during 2003 to $33.9 million. The decrease in the cost of services delivery and support was primarily related to reduced costs associated with the non-recurring revenues in our secured network services in 2003. Additional cost reductions were achieved through the integration of Microserv and continued cost containment efforts.

During fiscal year 2003, the services delivery and support component of cost of services increased $4.6 million, or 13%, during fiscal year 2003 compared to 2002. The increase in service costs was attributable to the expansion of our services to seven days a week, 24 hours a day and costs incurred for a one-time non-recurring contract.

During fiscal year 2004, we continued to see erosion in gross margins on product held for resale due to the competitively priced product market. The cost of product held for resale increased $705 thousand to $5.1 million due to increased revenue compared to fiscal year 2003 and the resulting gross margin on product held for resale was $397 thousand, or 5% in fiscal year 2004 compared to the cost of product held for resale of $4.5 million and the resulting gross margin on product held for resale of 11% in fiscal year 2003.

In fiscal year 2003, there was a decrease in the cost of product held for resale of 45% compared to 2002, primarily as a result of decreased product sales.

Total direct cost during fiscal year 2004 when compared to fiscal year 2003 decreased $1.5 million, or 3.7%, from 2003 to 2004 as result of the decrease in services delivery and support offset by the increases in costs related to product held for resale. Total direct cost for fiscal year ended 2003 increased $1.0 million from fiscal year 2002 due to increases in service delivery and support costs as we expanded our service delivery capabilities offset by reduced costs of product held for resale due to reduced hardware revenues.

Indirect costs increased $900 thousand from $3.5 million in fiscal year 2003 to $4.4 million for 2004, a 26% increase. The increase in indirect costs was attributable to several factors: the integration of Microserv with associated payroll and occupancy costs, and increases in travel, telecommunications and business insurance. In addition, we experienced a significant increase in recruiting fees as we increased personnel with required security clearances by 400% in our secured networks group.

During the fiscal year 2003, indirect cost decreased 10%, or $396 thousand, compared to March 31, 2002. The decrease was largely due to overall cost containment, including reducing occupancy cost, consolidation of administrative functions, reduced staffing and higher utilization of our workforce.

Gross Margin

Our fiscal year 2004 gross margin reflected the economic and competitive challenges we faced. As a percent of revenues, the gross margin percent was 12% for fiscal years 2004, 2003 and 2002, respectively. However, gross margins decreased $290 thousand, or 5%, from fiscal year 2004 as compared to 2003, primarily as a result of reduced revenues discussed above.

As a result of the favorable changes in the mix of our business and continued emphasis on higher margin long-term services contracts, we experienced improvement in our gross margin of $394 thousand, or 7%, in fiscal year 2003 from $5.8 million in fiscal year 2002.

We must continue to grow, persist in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive.

Selling Expenses

Selling expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales.

For fiscal 2004, selling expense increased $152 thousand to $1.3 million from $1.1 million in the prior year, which was an increase of 14%. During fiscal year 2003, selling expense increased 10% or $103 thousand when compared to 2002. The primary reasons for the increase in 2004 and 2003 in selling expense were commissions related to new business and increased travel.

Marketing Expense

We created the marketing group in fiscal year 2002 to facilitate a nationwide sales campaign. In doing so, we refined and redirected our sales force and strategy, focusing our direct sales efforts on specific targeted accounts and growing our base of strategic partners to strengthen our indirect sales channel, which has resulted in growth in higher margin service revenues.

Marketing expense decreased from $652 thousand in fiscal year 2004 to $534 thousand in 2003, an 18% decrease, as a result of various cost containment actions and curtailment of marketing programs. In fiscal year 2003, marketing expense increased $33 thousand, or 5%, from $619 thousand in 2002 to $652 thousand in 2003. This increase in 2003 was attributable to increased promotional efforts and traveling during 2003.

General and Administrative

General and administrative expenses consist of primarily salaries and related expenses for corporate executives, finance, human resources, and investor relations, as well as professional fees, corporate legal expenses, other corporate expenses, information technology, and facilities expense.

General and administrative expense decreased $41 thousand, or 1%, in fiscal year 2004 compared to 2003. This decrease was a result of cost control efforts, including employment actions such as postponing salary increases, and in certain cases, reducing wage rates for administrative staff.

During fiscal year 2003, general and administrative expense decreased $92 thousand, or 3%, compared to 2002. The decrease in general and administrative expense from fiscal year 2002 was attributable to decreased professional fees, consulting services, and decreases in business insurance due to general market conditions.

In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with new Securities and Exchange Commission rules and the American Stock Exchange regulations compliance mandates may increase general and administrative expenses and may have a negative impact on fiscal year 2005.

The individual components of selling, marketing and general and administrative costs have changed from year to year but in total have remained relatively flat for fiscal years 2004, 2003 and 2002, respectively.

Operating Income

Operating income was $1.0 million for fiscal year 2004 compared to $1.3 million last year, a decrease of 21% or $283 thousand. The factors discussed above, the economy and competitive challenges are the primary reasons for the decrease in operating income for fiscal year 2004.

Operating income improved from $987 thousand in fiscal year 2002 to $1.3 million in fiscal year 2003. The improvement in fiscal year 2003 was a result of the change in the revenues mix to higher margin revenues, and the positive effect of cost containment initiatives.

Interest Expense

Interest expense decreased 9% from $649 thousand to $591 thousand during fiscal year 2004 due to slightly lower monthly borrowing activities compared to fiscal year 2003 and lower interest rates. During fiscal year 2003 compared to 2002, interest expense increased from $634 thousand, or 2%, in fiscal year 2002 to $649 thousand in fiscal year 2003, due to increased borrowings.

Income Taxes

During the year ended March 31, 2004, we recorded a non-recurring income tax benefit of $3.75 million. We believe that it is appropriate to record the deferred tax asset based upon our estimates of future profitability, as well as past performance. The tax benefit consists of the realization of the tax benefits for timing differences for financial reporting and income tax purposes. The components of the tax benefit are primarily the net operating loss carryforward, allowances for doubtful accounts, inventory obsolesence reserves and depreciation and amortization expense. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets and the full reversal of our deferred tax asset valuation allowance.

During years ended March 31, 2003 and 2002, respectively, we recorded provisions from income taxes of $60 thousand. The Company had previously provided a 100% valuation allowance of approximately $3.4 million and $3.8 million for those years.

Net Income

As a result of income from operations of $478 thousand and the non-recurring income tax benefit of $3.75 million, net income increased from $648 thousand in fiscal year 2003 to $4.2 million in fiscal year 2004. Earnings per share were $1.60, basic, and $1.54, diluted for the year ended March 31, 2004 compared to $.30, basic and diluted, for the fiscal year 2003. Net earnings for fiscal year ended March 31, 2002 was $302 thousand or $.14 per share, basic and diluted.

Depreciation and Amortization

Depreciation and amortization was $762 thousand, $657 thousand and $907 thousand for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. During fiscal year 2004, depreciation and amortization increased $105 thousand of which $77 thousand was the amortization of intangible assets as a result of the Microserv acquisition and $28 thousand of increased depreciation as a result of upgrading our information systems and technology. In 2005 we will continue our investment in technology which will increase our operating efficiency. For the year ended March 31, 2003, the decrease in depreciation and amortization was due to the implementation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” which required that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment. In addition, there were reductions in depreciation expense due to an increase in fully depreciated assets and a decrease in capital expenditures for fiscal years ended March 31, 2003 and 2002, respectively. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.

Liquidity and Capital Resources

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services and effectively manage expenses.

We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management also plan continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

Halifax serves its customer base by providing high availability enterprise maintenance services, consulting, integration, networking, and installation services. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impact pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the loss of a major customer, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our company be unable to achieve the revenues growth necessary to provide profitable operating margins in various operations. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Although we believe our relationship with our bank is satisfactory, there are no assurances that additional funds, if needed, to help fund start-up costs related to a major new contract will be forthcoming. Our plan for growth includes intensified marketing efforts, an expanding national sales program, strategic alliances and acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful, will be on terms advantageous to us.

Liquidity and Capital Resources (Amounts in thousands)	2004	2003	2002
Cash balance at March 31	$430	$568	$111

Working capital at March 31	$7,653	$5,092	$5,443

Net cash provided by (used in) operating activities	$(110)	$2,355	$(3,553)

Net cash (used in) investment activities	$(1,088)	$(346)	$(344)

Net cash (used in) provided by financing activities	$1,060	$(1,552)	$3,777

At March 31, 2004, we had working capital of $7.6 million and a current ratio of 1.78. The increase in working capital was attributable to net earnings and the reduction of the valuation allowance on our deferred tax asset.

A summary of future minimum lease payments is set forth below and in Note 12 to the consolidated financial statements. Capital expenditures in fiscal year 2004 were $672 thousand and in fiscal year 2003 were $346 thousand. We anticipate fiscal year 2005 technology requirements to result in capital expenditures totaling approximately $600 thousand. Our Company continues to sublease a portion of its headquarters building which reduces its rent expense by approximately $400 thousand annually.

On March 6, 2002, we entered into a new revolving credit agreement with an $8.0 million maximum amount of available credit. On August 11, 2003 the loan maximum on the revolving credit agreement was increased to $9.0 million. The form of the loan was extended and now has a maturity date of July 6, 2005. All other terms and conditions remain the same. The loan bears interest at the bank’s prime rate plus 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables. The revolving credit agreement contains a subjective acceleration clause whereby the lender may demand payment under certain circumstances as defined in the agreement. We were in compliance with all of the covenants on our revolving credit agreement at March 31, 2004. The agreement contains covenants typical of arrangements of this type as well as a covenant that requires that the shareholders’ deficit not increase above $1.4 million. At March 31, 2004, our shareholders’ equity was $6.7 million. Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business from the resale of product to more of services orientation, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidating of administrative functions, reducing staffing and higher utilization of our workforce. Although we expect to remain in compliance with the financial covenant related to shareholders’ deficit, no assurance can be given. Should shareholders’ deficit rise above $1.4 million, we would attempt to work with the bank to arrive at a mutually acceptable resolution. At June 10, 2004, $7.7 million was outstanding under the revolving credit agreement.

If our customer base were to remain constant, we expect to have approximately $2.5 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or contract modifications, our borrowing availability may be less since we are generally required to invest significant initial startup funds which are subsequently billed to customers.

At March 31, 2004 and 2003, $1.8 million and $2.3 million, respectively, was available to the Company under the terms of the revolving credit agreement.

The revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on subordinated debt, and is not paid until we obtain a waiver from the lender.

On August 29, 2003, we acquired 100% of the stock in Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration was cash of $360 thousand, 5% notes payable of $494 thousand, and 442,078 shares of restricted common stock valued at $4.23, or $1.87 million. The 5% notes mature on February 1, 2005. The shares were discounted approximately 14% from the quoted market value of $4.92 per share due to various trading restrictions.

Our subordinated debt agreements with the Estate of Arch C. Scurlock or the Estate, formerly Research Industries, Incorporated, an affiliate, totaled $2.4 million at March 31, 2004 and $4.0 million at March 31, 2003. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005. Pursuant to the debt agreements, the Estate holds $400 thousand face amount of our 7% convertible subordinated debt dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amounts of our 8% promissory notes.

During fiscal year 2004, in conjunction with the private placement of $1.2 million and following receipt of a waiver from the bank we made a principal repayment of $1.2 million on the 7% convertible subordinated debt and an additional $400 thousand payment on the 7% subordinated debt in September 2003. In addition, we made payments totaling $300 thousand for interest accrued on the subordinate debt. At March 31, 2004, interest payable to the Estate was $140 thousand.

During the fiscal year ended March 31, 2003, the bank approved, and we made payments of $225 thousand for accrued interest.

Our Company believes that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet its current operating cash requirements through the next twelve months, although there can be no assurances that all the aforementioned sources of cash can be realized.

Our future capital requirements will depend on many factors, including revenue growth, acquisition activity and expansion of our service offerings.

The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments.

(Amounts in thousands)
Year ended	Bank Line of	Other	Vehicle	Consulting	Operating
March 31,	Credit	Debt(1)(2)	Loans(3)	Commitment(4)	Leases	Total
2005	$—	$—	$29	$50	$615	$694
2006	7,227	2,894	15	50	820	11,006
2007	—	—	4	50	681	735
2008	—	—	—	50	566	616
2009	—	—	—	50	492	542
Thereafter	—	—	—	—	233	233

Total	$7,227	$2,894	$48	$250	$3,407	$13,826

(1) An affiliate (See Note 13 to the consolidated financial statements), holds $400 thousand face amount of our 7% convertible subordinated debt dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand, and $500 thousand face amount of our subordinated notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. These notes are each subordinate to our revolving credit agreement and cannot be paid without the consent of the bank. The balance of our subordinated notes at March 31, 2004 was $2.4 million.

(2) In conjunction with the acquisition of Microserv, we issued $494 thousand notes to the former Microserv shareholders. The notes bear interest at 5% and mature on February 1, 2005.

(3) We have three notes with an automobile manufacturer. Two notes have terms of 36 months and one note has a term of 48 months. The balances and respective interest rates on the notes at March 31, 2004 were $20 thousand, $15 thousand, and $13 thousand with interest rates of 1.9%, 0.0% and 0.0%, respectively.

(4) We have a consulting advisory service commitment with a former Chief Executive Officer of the Company. From April 1, 1999 through March 31, 2009, we are to pay the former Chief Executive Officer $50 thousand per year for consulting services.

Off Balance Sheet Arrangements

In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a thrid party. We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the Company for the receivables by the transferee is approximately equal to the Company’s carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

Application of Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements as they affect the updated amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserves, allowances for doubtful accounts, which impact cost of sales and gross margin, the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, depreciation of property and equipment, income taxes and legal contingencies. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenues, as well as policies governing the estimate of the useful life of our property and equipment. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying value of assets and liabilities not readily apparent from other sources. We believe that the estimates and judgments generally required by these policies are not as difficult or subjective and are less likely to have a material impact on our reported results of operations for a given period.

Revenue Recognition

We recognize service revenues based on contracted fees earned, net of credits and adjustments, as the service is performed. Revenues from long-term fixed unit-price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these and certain other contracts are recognized upon the completion of both the delivery and installation. Invoices billed in advance are recognized as revenues when earned.

Revenues are a function of the mix of long-term services contracts and time-and-material professional services. Revenues from time-and-material professional services are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenues stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, and continued downward pressure on hardware and software margins.

Provision for loss contracts, if any, are recognized in the period in which they become determinable. Historically, we have had few loss contracts. At March 31, 2004, we had no loss contracts. Our gross margin should benefit from revenues growth and continued cost containment strategies implemented. Our gross margin varies based on the level of long-term professional services compared to product volume, including the mix of types of product being sold.

Inventory Valuation Reserves

We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve ranged from 12% to 20% of inventory. The annual charge for fiscal year 2005 is projected to be approximately $225 thousand, or 3.0% to 5.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $67 thousand.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Our estimate of bad debt expense is approximately .01% of revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $50 thousand. Over the past three years bad debts expense represented approximately .01% to 1.4% of revenues.

Goodwill and Other Acquired Intangibles

We have adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but will continue to amortize other acquisition related costs. During fiscal year 2003, amortization of acquisition related intangibles was $15 thousand, down from $210 thousand of amortized goodwill and acquisition related intangibles and costs in fiscal year 2002. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the three fiscal years ended March 31, 2004.

Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. Halifax has been designated as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenues and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.

Property and Equipment

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three to ten years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” utilizing cash flows which take into account management’s estimates of future operations.

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, consistent past profitability and estimates of future profitability that the valuation allowance established in prior years is no longer necessary. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will not be realized, this would have a significant effect on net income.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in Accounting Principles Board or APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We adopted the provisions of SFAS No. 145 during the three months ended June 30, 2003. At March 31, 2004, 2003 and 2002, we did not record any after-tax extraordinary gains on the early extinguishment of debt.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation on No. 46 “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date is April 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position and cash flows.

Our other results of operations and other forward looking statements contained herein involve a number of risks and uncertainties; in particular, plans to cultivate new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization, and potential future impairment of goodwill. In addition to the factors discussed above, other factors that could cause actual results to differ materially include but are not limited to the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory values.

We believe that we have the enterprise maintenance solutions offerings, facilities, personnel and competitive resources for continued business success. However, future revenues, costs, margins and profits are influenced by a number of factors, including those discussed above, all of which are difficult to forecast.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates, primarily as a result of bank debt to finance our business. The floating interest rate exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. It is assumed in the table below that the prime rate will remain constant in the future. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our operations.

The definitive extent of our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not believe such risk is material. We do not customarily use derivative instruments to adjust our interest rate risk profile.

The information below summarizes Halifax’s sensitivity to market risks as of March 31, 2004. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains descriptions of our debt and should be read in conjunction with the table below.

	Total Debt	Fair Value
Long-term debt (including current maturities)	(Amounts in thousands)
Revolving credit agreement at the PRIME rate plus .75%, due July 6, 2005. Average interest rate of 5.0%.	$7,227	$7,227

7% convertible subordinated note from affiliate due July 6, 2005.	400	400
8% subordinated notes from affiliate due July 6, 2005.	2,000	2,000
5% notes issued to former Microserv shareholders due February 1, 2005.	494	494
Notes payable GMAC interest rate 0.0 to 1.9 due in 48 and 36 months.	48	48

Total fixed debt	2,942	2,942

Total debt	$10,169	$10,169

At present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halifax Corporation
Alexandria, VA

We have audited the accompanying consolidated balance sheets of Halifax Corporation and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Table of Contents under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

McLean, VA
June 14, 2004

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(Amounts in thousands except share and per share data)

	2004	2003	2002
Revenues	$49,537	$50,418	$49,351
Operating costs and expenses:
Cost of services	43,609	44,200	43,527

Gross margin	5,928	6,218	5,824
Selling expense	1,254	1,102	999
Marketing expense	534	652	619
General and administrative	3,086	3,127	3,219

Operating income	1,054	1,337	987
Interest expense	(591)	(649)	(634)
Other income	15	20	9

Income before income taxes	478	708	362
Income tax (benefit) expense	(3,750)	60	60

Net income	$4,228	$648	$302

Earnings per common share-basic	$1.60	$.30	$.14

Earnings per common share-diluted	$1.54	$.30	$.14

Weighted average number of common shares outstanding – basic	2,638,345	2,175,781	2,100,321

Weighted average number of common shares outstanding – diluted	2,787,656	2,212,360	2,106,478

See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND 2003
(Amounts in thousands except share and per share data)

	March 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$430	$568
Trade accounts receivable, net	9,364	8,408
Inventory, net	5,845	4,323
Prepaid expenses and other current assets	599	267
Deferred tax asset	1,204	—

TOTAL CURRENT ASSETS	17,442	13,566
PROPERTY AND EQUIPMENT, net	1,598	1,307
GOODWILL	3,879	2,962
INTANGIBLE ASSETS, net	727	4
OTHER ASSETS	149	142
DEFERRED TAX ASSET	2,696	—

TOTAL ASSETS	$26,491	$17,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,024	$1,543
Accrued expenses	3,699	4,634
Deferred maintenance revenues	2,543	2,268
Current portion of long-term debt	29	29
Notes payable	494	—

TOTAL CURRENT LIABILITIES	9,789	8,474
LONG-TERM BANK DEBT	7,227	5,692
OTHER LONG-TERM DEBT	19	49
SUBORDINATED DEBT – AFFILIATE	2,400	4,000
DEFERRED INCOME	337	397

TOTAL LIABILITIES	19,772	18,612

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 3,176,096 in 2004 and 2,433,047 in 2003
Outstanding - 2,910,412 in 2004 and 2,176,363 in 2003	764	588
Additional paid-in capital	7,962	5,016
Accumulated deficit	(1,795)	(6,023)
Less treasury stock at cost – 256,684 shares in 2004 and 2003	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,719	(631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,491	$17,981

See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(Amounts in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$4,228	$648	$302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	762	657	907
Deferred income tax	(3,805)	—	—
Common stock issued in lieu of interest	—	—	331
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(328)	2,496	(1,399)
Decrease (increase) in inventory	(353)	185	(1,619)
Decrease (increase) in prepaid expenses and other current assets	(320)	27	318
Decrease (increase) in other assets	30	302	(1)
(Increase) in accounts payable, accrued expenses and other current liabilities	(457)	(1,997)	(2,787)
(Decrease) increase in deferred maintenance revenues	(66)	97	454
Increase (decrease) in deferred income	199	(60)	(59)

Net cash provided by (used in) operating activities	(110)	2,355	(3,553)

Cash flows from investing activities:
Purchase of property and equipment	(672)	(346)	(344)
Payment for acquisition or Microserv (net of cash acquired)	(416)	—	—

Net cash (used in) provided by investing activities	(1,088)	(346)	(344)

Cash flows from financing activities:
Proceeds from debt borrowings	25,204	19,234	31,909
Repayments of debt	(23,699)	(20,787)	(28,132)
Retirement of subordinated debt affiliate	(1,600)	—	—
Proceeds from private placement	1,200	—	—
Costs associated with private placement	(45)	—	—
Proceeds from sale of stock upon exercise of stock options	—	1	—

Net cash (used in) provided by financing activities	1,060	(1,552)	3,777

Net increase (decrease) in cash	(138)	457	(120)
Cash at beginning of year	568	111	231

Cash at end of year	$430	$568	$111

See Note 15 for supplemental cash flow information.

See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amounts in thousands except share data)

	Common Stock		Additional		Treasury Stock
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total
March 31, 2001	2,322,370	$562	$4,710	$(6,973)	256,684	$(212)	$(1,913)
Net income	—	—	—	302	—	—	302
Issuance of Common Stock	109,927	26	305	—	—	—	331

March 31, 2002	2,432,297	588	5,015	(6,671)	256,684	(212)	(1,280)
Net income	—	—	—	648	—	—	648
Exercise of Stock Options	750	—	1	—	—	—	1

March 31, 2003	2,433,047	588	5,016	(6,023)	256,684	(212)	(631)
Net Income	—	—	—	4,228	—	—	4,228
Issuance of Common Stock	734,049	176	2,946	—	—	—	3,122

March 31, 2004	3,167,096	$764	$7,962	$(1,795)	256,684	$(212)	$6,719

See notes to consolidated financial statements

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity — Halifax Corporation (the “Company”) provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions, technology deployment and integration, secure network solutions and communication services.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, unbilled accounts receivable, depreciation and amortization, taxes, inventory reserves, goodwill, and contingencies.

Accounts Receivable — Receivables are attributable to trade receivables in the ordinary course of business. Allowance for doubtful accounts is provided for estimated losses resulting from our customers inability to make required payments. (See Note 2.)

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

Inventory — Inventory consists principally of spare computer parts, computer and computer peripheral, hardware and software in the process of delivery upon resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheet net of allowances for inventory valuation of $952 thousand and $630 thousand at March 31, 2004 and 2003, respectively.

Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of :

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets at March 31, 2004 and 2003.

Goodwill and Intangible Assets — Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually (see Note 5). Intangible assets that have finite useful lives are amortized over their useful lives.

Deferred Maintenance Revenues — Deferred maintenance revenues is derived from contracts for which customers are billed or pay in advance of services to be performed at a future date.

Revenue Recognition — Service revenues are derived from contracts with various federal and state agencies as well as from commercial enterprises. We recognize service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing in these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts are recognized upon the completion of both the delivery and installation. Product sales were $5.5 million, $5.0 million and $9.3 million, with corresponding direct cost of product of $5.1 million, $4.4 million and $8.0 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.

Income Taxes — The provision for income taxes is the total of the current year income taxes due or refundable and the change in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Comprehensive Income — For the fiscal years ended March 31, 2004, 2003 and 2002, the Company did not identify any transactions that should be reported as other comprehensive income other than net income.

Stock-Based Compensation — The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock-based Compensation - Transition of Disclosure.” Accordingly, no compensation expense has been recognized for our stock-based compensation plan. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, had compensation cost been determined based on the fair value of awards granted in fiscal years 2004, 2003 and 2002, the net income attributable to common shareholders would have been as follows:

	Year Ending March 31,
(Amounts in thousands except share data)	2004	2003	2002
Net income (as reported)	$4,228	$648	$302
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(175)	(250)	(261)

Proforma net income	$4,053	$398	$41

Earnings per common share (as reported):
Basic	$1.60	$.30	$.14
Diluted	$1.54	$.30	$.14
Proforma earnings per common share:
Basic	$1.54	$.18	$.02
Diluted	$1.45	$.18	$.02

Earnings Per Common Share — The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding when dilutive, including potential common shares from options and warrants to purchase common stock using the treasury stock method and effect of the assumed conversion of the Company’s convertible subordinated debt to assume the conversion of dilutive common stock equivalents.

Reclassification — Certain reclassifications have been made in the fiscal years 2003 and 2002 financial statements to conform to the 2004 presentation.

Concentration of Risk — The Company has a number of significant customers. The Company’s largest customer accounted for 14%, 15% and 16% of the Company’s revenues for the years ended March 31, 2004, 2003 and 2002, respectively. The Company’s five largest customers, collectively, accounted for 56%, 57% and 42%, of revenues for the years ended March 31, 2004, 2003 and 2002, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002 were $11.0 million (22%), $12.1 million (24%), $8.5 million (17%).

Recent Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standard 145, (SFAS No. 145) “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during the three months ended June 30, 2003. At March 31, 2004, 2003 and 2002, the Company did not record any after-tax extraordinary gains on the early extinguishment of debt.

In May 2003, the FASB issued Statement of Financial Accounting Standard 150, (SFAS No. 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation on No. 46 “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for the Company is April 1, 2003. The adoption of FIN 46 did not have an impact on the Company’s results of operations, financial position and cash flows.

2.	ACCOUNTS RECEIVABLE

	March 31,
Trade accounts receivable consist of: (Amounts in thousands)	2004	2003
Amounts billed	$9,332	$8,623
Amounts unbilled	180	55

Total	9,512	8,678
Allowance for doubtful accounts	(148)	(270)

Total	$9,364	$8,408

3.	PROPERTY AND EQUIPMENT

	March 31,		Estimated
Property and equipment consists of: (Amounts in thousands)	2004	2003	Useful Lives
Machinery and equipment	$3,153	$2,855	3-10 years
Furniture and fixtures	423	419	5 years
Building improvements	637	542	5-10 years
Vehicles	137	135	4 years

Total	4,350	3,951
Accumulated depreciation	(2,752)	(2,644)

Total	$1,598	$1,307

For the years ended March 31, 2004, 2003 and 2002, depreciation expense was $681 thousand, $567 thousand and $697 thousand, respectively.

4.	ACQUISITION

Microserv acquisition

On August 29, 2003, the Company acquired 100% of the stock in Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration was cash of $360 thousand, 5% notes payable of $494 thousand and 442,078 shares of our stock valued at $4.23 per share, or $1.87 million. The shares were discounted approximately 14% from the quoted market value of $4.92 per share due to various trading restrictions and restrictions on transfer as such shares were not registered.

The primary reasons for the acquisition of Microserv were to expand our geographic base and strengthen our service delivery capability. Microserv also added a number of prestigious customers, added key management, and will enhance our ability to grow our partnership arrangements with the global service provider community. The results of Microserv have been included in the consolidated financial statements from the date of the acquisition. Microserv is a high availability enterprise maintenance company.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

(amounts in thousands)

Current assets	$2,294
Property and equipment	303
Intangible assets	804
Goodwill	916
Other assets	38

Total assets acquired	4,355
Total liabilities assumed and restructuring	1,016

Purchase price	$3,339

Total intangible assets of $804 thousand will be amortized over their weighted-average useful lives and include client contracts of $635 thousand (eight years) and non competition agreements and other intangibles (two to eight years).

The total purchase price of $3.3 million includes $614 thousand of direct acquisition costs related to investment banking, legal and accounting services. Also, $124 thousand in restructuring costs were recorded as part of the acquisition as a result of positions eliminated. The terms of the contract provide for additional consideration of $250 thousand to be paid if certain accounts of the acquired company exceed certain targeted levels, by August 30, 2004.

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

	Year Ended	Year Ended
(Amounts in thousands except per share data)	March 31, 2004	March 31, 2003
Revenues	$51,537	$60,443
Net income	4,317	385
Earnings per share:
Basic	$1.64	$.13

Diluted	$1.57	$.13

These proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increased interest expense, and charges in income taxes as a result of the acquisition. The proforma results are not necessarily indicative either of results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued. The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results
	March 31,
(Amounts in thousands except share data)	2004	2003	2002
Reported net income	$4,228	$648	$302
Goodwill amortization (net of tax)	—	—	210

Adjusted net income	$4,228	$648	$512

Basic earnings per share:
Reported earnings per share – basic	$1.60	$.30	$.14
Goodwill amortization (net of tax)	—	—	.10

Adjusted basic earnings per share	$1.60	$.30	$.24

Diluted earnings per share:
Reported earnings per share – diluted	$1.54	$.30	$.14
Goodwill amortization (net of tax)	—	—	.10

Adjusted diluted earnings per share	$1.54	$.30	$.24

Intangible assets as of March 31,

	Estimated Amortization		2004			2003
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets
Client master contracts	96	635	(46)	589
Backlog	48	96	(14)	82
Subcontractor provider network	36	64	(15)	49
Non compete	24	9	(2)	7
Contract rights	60	149	(149)	—	149	(145)	4

		$953	$(226)	$727	$149	$(145)	$4

The amortizable assets are being amortized over estimated lives of 24 to 96 months.

The weighted average estimated amortization period as of March 31, 2004 is 84 months.

There were no intangible assets reclassified to goodwill upon the adoption of SFAS 142. The Company considers itself to have a single reporting unit. The Company performed its annual impairment test as of March 31, 2004 and 2003 and determined that based upon the implied fair value of the Company (which includes factors such as, but not limited to, the Company’s market capitalization and control premium), there was no impairment of goodwill.

For the fiscal year ended March 31, 2004 amortization of intangible assets was $81 thousand. Amortization expense for intangible assets was $15 thousand for the fiscal years ended March 31, 2003 and 2002, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2004 as follows:

Fiscal Year ended March 31,
2005	132
2006	125
2007	106
2008	76
2009	72
Thereafter	216

Total	$727

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions and other relevant factors.

6.	LONG-TERM DEBT

	March 31,
	(Amounts in thousands)
	2004	2003
Long-term debt consists of:
Revolving credit agreement dated March 6, 2002 maturing July 6, 2005 with a maximum borrowing limit of $9 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2004 and 2003, $1.8 million and $2.3 million, respectively, was available to the Company under the terms of the agreement. The facility bears interest at the bank’s prime rate plus 3/4%. The interest rate at March 31, 2004 and 2003 was 5.00% and 5.50%, respectively. The agreement contains a subjective acceleration clause whereby the lender may demand payment on the agreement under certain circumstances as defined in the agreement.

Total bank debt	$7,227	$5,692

7% Convertible subordinated debenture with an affiliate (see Note 13) dated January 27, 1998. Principal due in full on July 6, 2005. Interest payable semiannually in arrears beginning August 1, 1998. May be prepaid by the Company on any date after January 27, 2000. Convertible to common stock by note holder at any time at a conversion price of $4.11 per common share.	400	2,000
Subordinated note with an affiliate (see Note 13) dated October 8, 1998. Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	690	690
Subordinated note with an affiliate (see Note 13) dated October 13, 1998. Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	310	310
Subordinated note with an affiliate (see Note 13) dated November 2, 1998. Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	500	500
Subordinated note with an affiliate (see Note 13) dated November 5, 1998. Principal due in full July 6, 2005, but may be prepaid by the Company at any time without penalty. Interest accrues annually at 8%.	500	500

Subtotal – debt affiliated parties	2,400	4,000

5% Notes issued to former Microserv shareholders due February 1, 2005 (see Note 4)	494	—
Other debt. Interest rates 0.0% to 1.9% due in 48 and 36 months.	48	78

Total debt	10,169	9,770
Less current maturities	523	29

Total long-term debt	$9,646	$9,741

The Company is in compliance with the covenant of its credit and security agreement at March 31, 2004. The covenant requires that stockholders’ deficit not increase above $1.4 million.

The following table sets forth the Company’s contractual obligations, aggregated by type of contractual obligation:

Year ended	Bank Line	Microserv	Subordinated	Vehicle	Operating
March 31,	of Credit	Shareholders	Debt to Affiliate	Loans	Leases	Total
2005	$—	$494	$—	$29	$615	$1,138
2006	7,227		2,400	15	820	10,462
2007	—		—	4	681	685
2008	—		—	—	566	566
2009					492	492
Thereafter	—	—	—	—	233	233

Total	$7,227	$494	$2,400	$48	$3,407	$13,576

The carrying value of the revolving credit agreement approximates fair market value at March 31, 2004. Because other subordinated debt of $400 thousand with an interest rate of 7% and $2 million with an interest rate of 8% is with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.

As a requirement under certain contracts we are required to post performance bonds. In order to secure the bonds aggregating $794 thousand, we have issued letters of credit to the insurance carrier as collateral for these bonds. The letters of credit expire on June 30, 2004 and will not be extended as alternative arrangements are being finalized. The following table indicates the amount of the obligations and current maturity.

(Amounts in thousands)
Contingent Liabilities and Commitments	Expiration by period
		Less than
	Total	1 year
Standby letters of credit	$794	$794

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
(Amounts in thousands)	2004	2003
Accrued lease payments	$1,162	$2,212
Accrued contract costs	—	438
Accrued vacation	804	594
Accrued payroll	979	688
Payroll taxes accrued and withheld	183	141
Other accrued expenses	571	561

	$3,699	$4,634

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

A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
1994 PLAN
Outstanding at April 1, 2001	289,850	$5.60
Granted	112,500	3.63
Forfeited/Expired	(104,850)	5.46

Outstanding at March 31, 2002	297,500	4.90
Granted	46,000	3.34
Exercised	(750)	2.60
Forfeited/Expired	(2,250)	2.60

Outstanding at March 31, 2003	340,500	4.71
Granted	25,000	5.70
Forfeited/Expired	(32,500)	5.49

Outstanding at March 31, 2004	333,000	$4.71

The following table summarizes the information for options outstanding and exercisable under the 1994 Plan at March 31, 2004.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$ 2.60-3.10	47,750	8 years	$2.98	6,250	$6.56
3.55-5.00	124,250	8 years	3.82	61,500	6.94
5.38-5.50	64,000	6 years	5.47	10,000	5.50
5.70	25,000	10 years	5.70	—	—
5.75-7.56	72,000	6 years	6.30	72,000	6.30

$2.60-$7.56	333,000		$4.71	149,750	$6.52

A summary of Non-Employee Directors Stock Option Plan activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at April 1, 2002	67,750	$7.03
Granted	5,000	5.00
Cancelled	(833)	5.00

Outstanding at March 31, 2003	71,917	6.91
Granted	13,000	4.11

Outstanding at March 31, 2004	84,917	$6.48

Exercisable, March 31, 2004	78,300	$6.72

The following table summarizes the information for options outstanding and exercisable under the Non-Employee Directors Stock Option Plan at March 31, 2004.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$ 10.25	24,250	4 years	$10.25	24,250	$10.25
7.03	10,500	5 years	7.03	10,500	7.03
7.06	12,000	6 years	7.06	11,417	7.06
5.69	8,000	7 years	5.69	8,000	5.69
1.80	13,000	8 years	1.80	10,900	1.80
5.00	4,167	9 years	5.00	4,167	5.00
4.11	13,000	10 years	4.11	9,066	4.11

$1.80-10.25	84,917		$6.48	78,300	$6.72

Stock-based incentive awards granted under the 1994 Employee Stock Option Plan prior to March 31, 2001 were stock options with 5 year terms with cliff vesting after four years. Employee stock options granted subsequent to March 31, 2001 were stock options with 10 year terms which vest monthly over a four year period following the completion of one year of service from the date of grant. Upon separation from the company, former employees have 90 days to exercise vested options.

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

The fair value of each of the Company’s option grants is estimated on the date of grant using Black-Scholes option – pricing model as prescribed by SFAS No. 123 as amended by SFAS No. 148, using the following assumptions for the fiscal years ended March 31, 2004, 2003 and 2002: risk-free interest rate of 0.95%, 3.73% and 5.10% respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the

Company’s common stock of 43.3%, 43.3%, and 49.5%, respectively, and weighted-average expected option life of five to ten years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during fiscal 2004, 2003 and 2002 were $1.48, $2.20 and $3.01, respectively. (For additional information see Note 1 - Stock-Based Compensation.)

9. EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, (2% beginning January 2004) and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $102 thousand, $109 thousand and $129 thousand for the years ended March 31, 2004, 2003 and 2002, respectively. Union employees receive benefits as prescribed in their collective bargaining agreement.

10. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in this Plan during the three fiscal years ended March 31, 2004.

11. INCOME TAXES

The components of income tax (benefit) expense is as follows for the years ended March 31:

(Amounts in thousands)	2004	2003	2002
Current expense:
Federal	$14	$18	$4
State	136	42	56

Total current:	150	60	60
Deferred expense:
Federal	(3,712)	—	—
State	(188)	—	—

Total deferred:	(3,900)	—	—

Income tax (benefit) expense	$(3,750)	$60	$60

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2004	2003
Deferred tax assets:
Accounts receivable reserves	$60	$108
Inventory reserve	380	260
Inventory capitalization	92	—
Depreciation/amortization	77	—
Accrued compensation/vacation	321	238
AMT credit carryforwards	88	60
Net operating loss carryforward	2,748	3,038
Deferred gain on building sale	134	158

	3,900	3,862
Deferred tax liabilities:
Depreciation/amortization	—	507

	3,900	3,355
Valuation allowance	—	(3,355)

Net deferred tax asset	$3,900	$—

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

Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management concluded at March 31, 2004 that future income will more than likely be sufficient to realize its deferred tax assets. Accordingly, we reversed the offsetting valuation allowance in its entirety based on the weight of the positive and negative evidence regarding recoverability of the Company’s deferred tax assets, which resulted in a $3.8 million tax benefit in the fiscal year ended March 31, 2004. Management believes that based on the weight of the evidence, consistent past profitability and estimates of future profitability that the valuation allowance established in prior years is no longer necessary. The Company has $8.1 million of net operating loss carryforwards, virtually all of which expire in fiscal 2019.

The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2004	2003	2002
(Benefit) provision for income taxes	34.0%	34.0%	35.0%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	6.2	5.0	9.2
HTSI state taxes, net of federal benefit	12.2	0.0	0.0
Goodwill amortization	0.0	0.0	18.9
Permanent items	9.1	0.0	5.4
Other	(1.1)	(7.8)	0.8
Change in valuation allowance for deferred tax assets	(845.0)	(22.8)	(52.7)

Total	(784.6)%	8.4%	16.6%

12. LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments under operating leases as of March 31: (Amounts in thousands)

Year ending March 31,
2005	$615
2006	820
2007	681
2008	566
2009	492
Thereafter	233

Total minimum lease payments	$3,407

Deferred income of $337 thousand and $397 thousand at March 31, 2004 and 2003, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $782 thousand, $632 thousand and $677 thousand for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2004 are $1.1 million.

13. RELATED PARTY TRANSACTIONS

The Estate of Arch C. Scurlock, the owner of 784,422 shares, or 27% of the Company’s common stock, holds $400 thousand face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amount of the Company’s Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $231 thousand for fiscal year 2004 and $300 thousand for each fiscal year 2003 and 2002. (See Note 6).

During the fiscal year ended March 31, 2004, the lender on our revolving credit facility approved principal payments of $1.6 million to reduce the Company’s 7% convertible subordinated debt. After the payment, the outstanding principal balance was $400 thousand. The bank also approved $300 thousand in payments for accrued interest. During the fiscal year ended March 31, 2003 after receiving waivers from the bank, we made payment to the Estate of Arch C. Scurlock of $225 thousand for accrued interest. On January 2, 2002, we made a payment of $100 thousand to the Estate for interest due. At March 31, 2004 and 2003, interest payable to the Estate was $140 thousand and $169 thousand, respectively.

On July 23, 2003, the Company completed a private placement of 291,971 shares of its common stock, at $4.11 per share for a total of $1.2 million. The purchasers included four members of the management team as well as certain directors and one existing shareholder of the Company. The private placement also involved the issuance of warrants to purchase 58,394 shares of common stock at an exercise price of $4.93.

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

In conjunction with the acquisition of Microserv, the Company issued $494 thousand in notes to the former Microserv shareholders. Interest is payable at the rate of 5% quarterly and in arrears. Interest payments were made to three individuals, one of whom was a 5% shareholder/employee, one a director and one who is an executive in the Company. (See Note 4).

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

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2004	2003	2002
Interest	$611	$649	$634

Income taxes	$81	$22	$37

Disclosure of non-cash financing activities:
5% notes payable to former Microserv shareholders	$494	$—	$—

Common stock issued for the purchase of Microserv	$1,871	$—	$—

Fees to investment bankers	$117	$—	$—

Fair value of assets acquired	$1,619	$—	$—

Warrants issued in connection with private placement	$69	$—	$—

Common stock issued in lieu of interest payment	$—	$—	$331

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Amounts in thousands except share data)

	Years Ended March 31,
	2004	2003	2002
Numerator for earnings per share:
Net income as reported - Basic	$4,228	$648	$302
Interest on convertible subordinated debt (net of tax)	77	—	—

Net Earnings - Dilutive	$4,305	$648	$302

Denominator:
Denominator for basic earnings per share- Weighted-average shares outstanding	2,638,345	2,175,781	2,100,321
Effect of dilutive securities:
7% convertible debenture	97,324	—	—
Employee stock options	43,226	36,579	6,157
Non qualified stock options	2,124	—	—
Warrants	6,637	—	—

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	2,787,656	2,212,360	2,106,478
Earnings per share - Basic:	$1.60	$.30	$.14

Earnings per share - Diluted	$1.54	$.30	$.14

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

The Company has a number of significant customers. The Company’s largest customer accounted for 14%, 15% and 16% of the Company’s revenues for the years ended March 31, 2004, 2003 and 2002, respectively. The Company’s five largest customers, collectively, accounted for 56%, 57% and 42%, of revenues for the years ended March 31, 2004, 2003 and 2002, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the companies which constitute the Company’s largest customers may change. Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002 were $ 11.0 million (22%), $12.1 million (24%), $8.5 million (17%).

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS:

(Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004(1)
Revenues	$10,676	$12,461	$13,380	$13,020
Gross Margin	1,320	1,496	1,578	1,534
Net income	$51	$152	$202	$3,823
Basic earnings per share	$.02	$.06	$.07	$1.31

Diluted earning per share	$.02	$.06	$.07	$1.25

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003
Revenues	$14,015	$14,055	$11,348	$11,000
Gross Margins	1,545	1,602	1,566	1,505
Net income	$143	$190	$151	$164
Basic earnings per share	$.07	$.09	$.07	$.07

Diluted earning per share	$.07	$.09	$.07	$.07

(1)	See Note 11 to the consolidated financial statements for discussion on deferred tax benefit.

Halifax Corporation

Schedule II, Valuation and Qualifying Accounts

March 31, 2004

	Balance at			Balance at
	beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2002
Allowance for doubtful Accounts	$319,000	$300,000	$329,000	$290,000
Allowance for inventory Obsolescence	$700,000	$200,000	$300,000	$600,000
Year Ended March 31, 2003
Allowance for doubtful Accounts	$290,000	$120,000	$140,000	$270,000
Allowance for inventory Obsolescence	$600,000	$165,000	$135,000	$630,000
Year Ended March 31, 2004
Allowance for doubtful Accounts	$270,000	$84,000	$206,000	$148,000
Allowance for inventory Obsolescence	$630,000	$379,000	$57,000	$952,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in internal controls over financial reporting (“Internal Controls”) during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference certain information from our definitive proxy statement, for our 2004 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

The information regarding executive officers contained in Part 1, Item 4A “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference in this Item 10.

Item 11. Executive Compensation

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements, for our 2004 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information

The following table sets forth the information regarding equity compensation plans, as of March 31, 2004.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plan
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders(1)	409,917	$5.09	72,533
Equity compensation plans not approved by security holders(2)	123,393	4.64	—

	533,310	$4.99	72,533

(1)	The Company has two equity compensation plans, the 1994 Key Employee Stock Option Plan and the Non-Employee Director’s Stock Option Plan.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 options available for issuance. As of March 31, 2004, there were 17,550 options previously exercised, 333,000 options issued, and 49,450 options available for grant. The Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2003 there were 76,917 options issued and 23,083 options available for grant.

(2)	In conjunction with the private placement of $1.2 million completed on July 23, 2003, the Company issued warrants to purchase 108,394 shares of common stock at an exercise price of $4.93 per share, a 120% premium over the closing price of $4.11.

The Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $3.19 per share to its investment advisors.

(2)	During fiscal year 2004, the Company extended options to purchase 15,000 shares common stock from the 1994 Key Employee Stock Options to two former employees. These options are non-qualified options. The exercise price of the options was $2.60 per share for 5,000 options to purchase common stock and $7.56 per share for 10,000 options to purchase common stock.

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report: as Item 8

1.	Consolidated Financial Statements

•	Independent Auditors’ Reports

•	Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

•	Consolidated Balance Sheets as of March 31, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

•	Schedule II, Valuation and Qualifying Accounts

All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on April 17, 2004 announcing a new maintenance contract.

The Company furnished a current report on Form 8-K on May 27, 2004 to include its earnings Press Release dated May 27, 2004.

(c)	Exhibits

1	Stock Purchase Agreement Between US Facilities and Halifax dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000.)

2	Transition Agreement by and Among Halifax Corporation, Halifax Technical Services, Inc. and US Facilities dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000.

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended.

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Loan and Security Agreement dated January 30, 1989 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended March 31, 1989.)

4.2	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated Dec. 11, 1992 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.2 to Form 10-K for the Year ended March 31, 1993.)

4.3	Loan agreement dated June 30, 1993 between the Company and Crestar Bank. (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 31, 1994.)

4.4	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated November 14, 1994 and amended and restated revolving note. (Incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1995.)

4.5	Fifth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated June 25, 1998 and restated notes (Incorporated by reference to Form 8-K dated October 6, 1998.)

4.6	Sixth Amended and Restated Loan and Security Agreement between the Company and Crestar Bank dated September 7, 1999 and restated notes. (Incorporated by reference Exhibit 4.6 to Form 10-K for the year ended March 31, 1999.)

4.7	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement between the Company and SunTrust Bank (formerly Crestar Bank) dated September 7, 1999 and related notes. (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended March 31, 2000.)

4.8	Financing and Security Agreement between the Company and Bank of America, N.A. dated December 8, 2000. (Incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended December 31, 2000.)

4.9	Modification Agreement between the Company and Bank of America dated February 11, 2002. (Incorporated by reference to Form 10-Q for the quarter end December 30, 2002.)

4.10	Business Loan between the Company and Southern Financial Bank March 6, 2002. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2002.)

4.11	Research Industries Incorporated Promissory Note dated October 8, 1998. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2002.)

4.12	Research Industries Incorporated Promissory Note dated October 13, 1998. (Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended March 31, 2002.)

4.13	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.14	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.15	Research Industries Incorporated Promissory Note dated January 27, 1998. (Incorporated by reference to Exhibit 4.15 to Form 10-K for the year ended March 31, 2003.)

4.16	Amended Revolving Credit and Security Agreement dated August 20, 2003 (Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 29, 2003.

4.17	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended March 31, 1989).

10.2	Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended March 31, 1992).

10.3	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.7	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.8	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.9	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.10	Severance Agreement of Thomas Basile, dated March 15, 2001. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2001.)

10.11	Severance Agreement of James Sherwood, dated November 9, 1999. (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2001.)

10.12	Severance Agreement of Jim L. May, dated March 15, 2001. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2001.)

10.13	Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.14	Severance Agreement of Hugh Foley, dated January 17, 2003 (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.15	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.

10.16	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

21	Subsidiaries of the registrant.

23.1	Independent Auditors’ Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 14, 2004.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 14, 2004.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 14, 2004 pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 14, 2004 pursuant to 18 U.S.C. Section 1350.

99.1	Agreement and Plan of Merger, dated August 29, 2003 for the Acquisition of Microserv, Inc. by Halifax Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 12, 2003.)

99.2	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By	/s/Charles L. McNew

Charles L. McNew
	President and Chief Executive Officer	Date: 6/14/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Charles L. McNew Charles L. McNew	President and Chief Executive Officer and Director, (Principal Executive Officer)	6/14/04

/s/Joseph Sciacca Joseph Sciacca	Vice President, Finance, and Chief Financial Officer, (Principal Financial Accounting Officer)	6/14/04

/s/John H. Grover John H. Grover	Chairman of the Board of Directors	6/14/04

/s/Thomas L. Hewitt Thomas L. Hewitt	Director	6/14/04

/s/John M. Toups John M. Toups	Director	6/14/04

/s/Daniel R. Young Daniel R. Young	Director	6/14/04

/s/Arch C. Scurlock, Jr. Arch C. Scurlock, Jr.	Director	6/14/04

/s/Gerald F. Ryles Gerald F. Ryles	Director	6/14/04