Form 10-Q
period 2004-06-30
HALIFAX CORP
filed 2004-08-16
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
JUNE 30, 2004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 2,930,412 shares of common stock outstanding as of August 10, 2004.

HALIFAX CORPORATION

CONTENTS

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2004 and March 31, 2004 (Unaudited)	1
	Consolidated Statements of Operations — For the Three Months ended June 30, 2004 and 2003 (Unaudited)	2
	Consolidated Statements of Cash Flows — For the Three Months Ended June 30, 2004 and 2003 (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
(Amounts in thousands)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$97	$430
Trade accounts receivable, net	10,922	9,364
Inventory, net	5,806	5,845
Prepaid expenses and other current assets	664	599
Deferred Tax Asset	1,149	1,204

TOTAL CURRENT ASSETS	18,638	17,442
PROPERTY AND EQUIPMENT (NET)	1,520	1,598
GOODWILL (NET)	3,879	3,879
INTANGIBLE ASSETS (NET)	694	727
OTHER ASSETS	142	149
DEFERRED TAX ASSET	2,696	2,696

TOTAL ASSETS	$27,569	$26,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,649	$3,024
Accrued expenses	3,061	3,699
Deferred maintenance revenue	3,260	2,543
Current portion of long-term debt	29	29
Income taxes payable	53	—
Notes payable	494	494

TOTAL CURRENT LIABILITIES	10,546	9,789
LONG-TERM BANK DEBT	7,441	7,227
OTHER LONG-TERM DEBT	13	19
SUBORDINATED DEBT – PAYABLE TO AFFILIATE	2,400	2,400
DEFERRED INCOME	323	337

TOTAL LIABILITIES	20,723	19,772

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares
Common stock, $.24 par value Authorized - 6,000,000 shares Issued - 3,177,096 as of June 30, 2004 and 3,167,096 as of March 31, 2004 Outstanding - 2,920,412 shares as of June 30, 2004 and 2,910,412 shares as of March 31, 2004	767	764
Additional paid-in capital	7,995	7,962
Accumulated deficit	(1,704)	(1,795)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,846	6,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,569	$26,491

See notes to Consolidated Financial Statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2004 AND 2003 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands, except share data)	2004	2003
Revenues	$13,441	$10,676
Cost of services	11,776	9,356

Gross margin	1,665	1,320
Selling	410	283
Marketing	81	129
General and administrative	888	709

Operating income	286	199
Interest expense	(139)	(147)
Other income	—	4

Income before income taxes	147	56
Income taxes	56	5

Net income	$91	$51

Earnings per common share - basic:	$.03	$.02

Earnings per common share - diluted:	$.03	$.02

Weighted number of shares outstanding:
Basic	2,912,665	2,176,363
Diluted	2,958,083	2,187,431

See notes to the Consolidated Financial Statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JUNE 30, 2004 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands)	2004	2003
Cash flows from operating activities:
Net income	$91	$51

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	203	151
Deferred tax benefit	55	—
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,558)	(1,250)
(Increase) decrease in inventory	39	(64)
(Increase) in prepaid expenses and other assets	(58)	(199)
Decrease in accounts payable and accrued expenses	(13)	44
(Decrease) increase in income taxes payable	53	(80)
Increase in deferred maintenance	717	1,202
Decrease in deferred income	(14)	(15)

Total adjustments	(576)	(211)

Net cash (used in) operating activities	(485)	(160)

Cash flows from investing activities:
Acquisition of property and equipment	(92)	(52)
Net cash used in investing activities	(56)	(52)

Cash flows from financing activities:
Proceeds from borrowing of long-term bank debt	4,615	5,357
Retirement of long-term bank debt	(4,401)	(5,608)
Proceeds from issuance of common stock	36	—

Other long-term debt	(6)	—

Net cash provided by (used in ) financing activities	208	(251)

Net decrease in cash	(333)	(463)
Cash at beginning of period	430	568

Cash at end of period	$97	$105

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$139	$73

Cash paid for income taxes	$—	$27

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Note 2 – Trade Accounts Receivable consists of the following:

(Amounts in thousands)	June 30, 2004	March 31, 2004
Amounts billed	$10,843	$9,332
Amounts unbilled	231	180
Allowance for doubtful accounts	(152)	(148)

Accounts receivable, net	$10,922	$9,364

Note 3 - Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $1.0 million and $952 thousand at June 30, 2004 and March 31, 2004, respectively.

Note 4 - Tax Matters

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities. During the year ended March 31, 2004, the Company recorded a non-recurring income tax benefit of which resulted in a deferred tax asset of $3.9 million. Deferred tax assets are recognized for deductible temporary timing differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the deferred tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. Management periodically evaluates the recoverability of the deferred asset.

Note 5 - Debt Obligations

Long-Term Debt

On March 6, 2002, the Company entered into a new revolving credit agreement with a commercial bank with an $8.0 million maximum amount of available credit. On August 11, 2003 the maximum amount of available credit on the revolving credit agreement was increased to $9.0 million. The term of the loan was extended and now has a maturity date of July 6, 2005. All other terms and conditions remain the same. The amounts outstanding under the revolving credit agreement bear interest at the bank’s prime rate plus 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of the Company’s assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables. The revolving credit agreement contains a subjective acceleration clause whereby the lender may demand payment under certain circumstances as defined in the agreement. The Company was in compliance with all of the covenants in the revolving credit agreement at June 30, 2004. The revolving credit agreement contains covenants typical of arrangements of this type as well as a covenant that requires that the shareholders’ deficit not increase above $1.4 million. The Company was in compliance with this covenant at June 30, 2004. At June 30, 2004, our shareholders’ equity was $6.8 million. Although the Company expects to remain in compliance with the financial covenant related to shareholders’ deficit, no assurance can be given. Should shareholders’ deficit rise above $1.4 million, the Company would attempt to work with the bank to arrive at a mutually acceptable resolution. At June 30, 2004, $7.4 million was outstanding under the revolving credit agreement and $1.6 million was available to the Company. The interest rate at June 30, 2004 was $5.0%.

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Company’s affiliate.

Notes Payable

Other debt consists of notes in the aggregate principal amount of $494 thousand payable to former shareholders of Microserv, Inc. The notes bear interest at the rate of 5%. Interest is paid on the notes quarterly in arrears. The notes mature on February 28, 2005.

Subordinated Debt - Affiliate

The Company has a series of notes issued to an affiliate that are subordinated to the revolving credit agreement described above. At June 30, 2004, subordinated debt affiliate consisted of the following:

7% Convertible subordinated note with a conversion price of $4.11 per common share with a maturity date of July 6, 2005	$400,000
8% Subordinated notes with a maturity date of July 6, 2005	2,000,000

$2,400,000

The 7% convertible note contains a provision that provides for an adjustment if the Company issues additional shares for consideration less than the then applicable conversion price. As a result of a private placement on July 23, 2003, the conversion price of the 7% convertible subordinated note was adjusted from $11.72 to $4.11 per share of common stock (See Note 6).

The revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Company’s affiliate. Interest expense on the subordinated debt owned by an affiliate is accrued on a current basis.

During the quarter ended June 30, 2004, the Company made a payment of $75 thousand on accrued interest due to the Company’s affiliate. A waiver from the bank was received for this transaction.

Note 6 - Transactions with Related Parties

The subordinated debt outstanding to the Company’s affiliate totaled $2.4 million at June 30, 2004. The revolving credit agreement with a commercial bank dated March 6, 2002, as amended on September 9, 2003, requires bank approval for the payment of principal or interest on the subordinated debt. (See Note 5.)

Note 7 - Concentration of Risk

The Company has a number of major customers. The Company’s largest customer accounted for 17% and 19% of the Company’s revenues for the three months ended June 30, 2004 and 2003, respectively. The Company’s five largest customers collectively accounted for 52% and 61% of revenues for the three months ended June 30, 2004 and 2003. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the composition of the concentration may change from period to period. The loss of any one or more of these customers may cause the results of operations to vary materially from those anticipated.

Note 8 - Earnings per Share

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For purposes of pro-forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Had compensation cost been determined based on the fair value of awards granted, consistent with the provisions of SFAS No. 123, the net income attributable to common shareholders would have been as follows:

	Three Months Ended
	June 31,
(Amounts in thousand, except share data)	2004	2003
Net income as reported	$91	$51

Deduct: stock-based compensation expense under the fair value method, net of tax	(34)	(39)

Pro-forma net income	$57	$12

Earnings per common share (as reported):
Basic	$.03	$.02
Diluted	$.03	$.02
Pro-forma earnings per common share:
Basic	$.02	$.01
Diluted	$.02	$.01

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30,
(Amounts in thousands, except share data.)	2004	2003
Numerator for earning per share:
Net income	$91	$51

Denominator:
Denominator for basic earnings per share weighted- average shares	2,912,265	2,176,363
Effect of dilutive securities:
Stock options	39,802	11,068
Warrants	5,556	—

Denominator for diluted earnings per share weighted number of shares outstanding	2,957,623	2,187,431

Basic earnings per common share
Net income	$.03	$.02
Diluted earnings per common share	$.03	$.02

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. The 7% convertible note has a provision where the conversion price is subject to adjustment if the Company issues additional shares for consideration per share less than the conversion price. As a result of the private placement on July 23, 2003, the conversion price of the 7% convertible note was adjusted from $11.72 to $4.11 per share. The 7% convertible note’s balance at June 30, 2004 was $400 thousand. Based on the adjusted conversion price, the number of shares that could be purchased is approximately 97,000 shares. The dilutive effect of the conversion of the 7% convertible note into approximately 97,000 shares has not been considered in the computation of diluted earnings per share for the three months ended June 30, 2004 because including these shares would be anti-dilutive. In addition, the effect of the exercise of employee stock options to purchase approximately 221,000 shares has not been considered in the computation of diluted earnings per share for the three months ended June 30, 2004 because including these shares would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (the “Company”, “Halifax” or “we”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from a few customers, risks involved in contracting with our customers, government contracting risks, absence of dividends, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions risks related to financing and maintenance of banking relationships, the availability of capital to finance operations and planned growth, weakened economic conditions, acts of terrorism, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Overview

Halifax is a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global services providers, governmental agencies and other organizations. Halifax has undertaken significant changes to its business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In August 2003, we completed the acquisition of Microserv, Inc., which significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

We offer a growing list of services to businesses, global service providers, governmental agencies, and other organizations. Our services are customized to meet each customer’s needs providing 7x24x365 service, personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexible services we offer to our customers enables us to tailor a solution to obtain maximum efficiencies within their budgeting constraints.

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

We plan to manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start up costs are expensed as incurred.

Due to the intense competition in our industry we must continue to expand our service offerings and persist in cost reduction efforts. We also have to leverage technology to gain efficiencies in our back office. We have also concentrated on, and will continue to concentrate on cost containment, particularly within costs of services, selling, marketing and general and administrative expenses.

For this fiscal year, our priorities include:

•	expanding our customer base of private sector clients through our existing global service provider partners;

•	seeking new global service provider partners;

•	winning additional contracts for secure network services in government and intelligence matters; and

•	enhancing the technology we utilize to deliver cost-effective services to our growing customer base.

We serve our customer base by providing a broad range of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in intense competition and aggressive pricing practices, which also impacts the pricing of our service activities. Our operating future results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources than ours. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances that these efforts will be successful, or if successful of the timing thereof.

Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business from the resale of product to more of a services orientation, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidating administrative functions, reducing staffing and higher utilization of our workforce.

Results of Operations

The following table sets forth the relative percentages of certain items of expense and earnings to revenue for the three months ended June 30, 2004 and 2003, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

	Three Months Ended June 30,
(amounts in thousands, except share and per share data)	2004	2003	Change	%
Results of Operations
Revenues	$13,441	$10,676	$2,765	26%
Cost of services	11,776	9,356	2,420	26%
Percent of revenues	88%	88%	—	—

Gross margin	1,665	1,320	345	26%
Percent of revenues	12%	12%
Selling expense	410	283	127	45%
Percent of revenues	3%	3%
Marketing expense	81	129	(48)	(37%)
Percent of revenues	1%	1%
General & administrative expense	888	709	179	25%
Percent of revenues	7%	7%	—	—

Operating income	286	199	87	44%
Percent of revenues	2%	2%
Other Income	—	4	(4)	(100%)
Interest expense	139	147	(8)	(5%)

Income before income tax	147	56	91	163%
Income tax expense	56	5	51	1,020%

Net income	$91	$51	$40	78%

Earnings per share – basic:	$.03	$.02

Earnings per share – diluted:	$.03	$.02

Weighted average number of common shares outstanding
Basic	2,912,665	2,176,363
Diluted	2,958,083	2,187,431

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

The composition of revenues for:

	Three Months Ended June 30,
(Amounts in thousands)	2004	2003	Change	%
Services	$12,457	$9,147	$3,310	36%
Product	984	1,529	(545)	(36%)

Total Revenue	$13,441	$10,676	$2,765	26%

Revenues for the three months ended June 30, 2004 increased 26%, or $2.7 million, to $13.4 million from $10.7 million for the three months ended June 30, 2003.

Revenues from services for the three months ended June 30, 2004, increased 36%, or $3.3 million, to $12.5 million from $9.1 million for the three months ended June 30, 2003. The increase in revenue was primarily due to increases in high-availability maintenance services related to several new contracts and increased revenue from secure network services, as well as, increased order flow from a seat management contract.

Product sales for the three months ended June 30, 2004, decreased $545 thousand, or 36%, from $1.5 million to 984 thousand for the three months ended June 30, 2003 due to increased price competition for these products which resulted in a declining rate of orders and lower margins.

Cost of Services

Included within cost of services are direct costs, including fringe benefits, product and part costs, and other costs.

A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase this fiscal year.

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

Cost of services was comprised of the following components:

	Three Months Ended June 30,
(Amounts in thousands)	2004	2003	Change	%
Direct costs	$10,836	$8,581	$2,255	26%
Indirect costs	940	775	165	21%

Total costs of services	$11,776	$9,356	$2,420	26%

For the three months ended June 30, 2004, direct costs increased $2.3 million, or 26%, to $10.8 million from $8.6 million for the three months ended June 30, 2003, due to higher payroll and part’s cost associated with the increase in revenue.

Indirect costs increased $165 thousand from $775 thousand for the three months ended June 30, 2003 to $940 thousand for the three months ended June 30, 2004 primarily related to increased facility cost as a result of the acquisition of Microserv, Inc.

Total costs of services for the three months ended June 30, 2004 increased to $11.8 million from $9.4 million for the same period in 2003, an increase of 26%. The increase in cost of services discussed above was a result of the increases we experienced in revenue and the increase in facilities cost as a result of the acquisition of Microserv, Inc. In addition, during fiscal year 2003 the Company had undertaken cost containment initiatives which included hiring freezes, deferment of annual payroll reviews and in certain cases, reductions in hourly wages for individuals. The payroll reviews and certain of the pay reductions were reinstituted in late fiscal year 2003, the result of which has also caused the increase in cost of services.

Gross Margin

As a percent of revenues, gross margin was 12%, or $1.7 million for the three month period ended June 30, 2004, and 12% or $1.3 million for the three month period ended June 30, 2003. The gross margins increased 26% or $345 thousand from $1.32 million for the three months ended June 30, 2003 to $1.665 million for the three months ended June 30, 2004. The increase in gross margins was attributable to the increases in revenues.

We must continue to grow, persist in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive.

Selling Expense

Selling expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales.

Selling expense for the three months ended June 31, 2004 was $410 thousand compared to $283 thousand for the three months ended June 30, 2003, an increase of $127 thousand. The increase in selling expense was primarily due to increased personnel costs, higher commissions and travel expenses.

Marketing Expense

Marketing expense for the three months ended June 30, 2004 compared to June 30, 2003 was $81 thousand compared to $129 thousand, respectively. The decrease in marketing expense was due to decreases in personnel costs and the curtailment of certain marketing programs.

General and Administrative Expense

General and administrative expenses consist of primarily salaries and related expenses for corporate executives, finance, human resources, and investor relations, as well as professional fees, corporate legal expenses, other corporate expenses, information technology, and facilities expense.

For the three months ended June 30, 2004, general and administrative expense increased when compared to the three months ended June 30, 2003 from $709 thousand to $888 thousand, an increase of $179 thousand, or 25%. The increase in general and administration expenses was primarily due to increases in personnel cost related to the restoration of payroll reductions undertaken as part of our cost containment efforts in fiscal year 2003, and professional services and depreciation and amortization.

In spite of vigorous cost containment efforts, various factors, such as increases in insurance premiums, increases in professional service and related costs associated with the Company’s compliance with new Securities and Exchange Commission rules and the American Stock Exchange regulations may result in increases in general and administrative expenses which may negatively impact operating income this fiscal year.

Operating Income

For the three months ended June 30, 2004, we had operating income of $286 thousand compared to $199 thousand at June 30, 2003, an increase of 44% over the same period in the prior year. The increase in operating income was a result of the increase in revenues and resultant gross profit.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $139 thousand compared to $147 thousand for the three months ended June 30, 2003. The decrease was principally a result of a decrease in the average outstanding balance of borrowed funds, the repayment of subordinated debt and lower interest rates.

Income Taxes

Income taxes for the three months ended June 30, 2004 and June 30, 2003 were $56 thousand and $5 thousand, respectively. For the three months ended June 30, 2004, the increase in income tax expense was due to recording income taxes at statutory rates as a result of the recordation of the deferred tax asset at March 31, 2004. Income tax expense for the three months ended June 30, 2003 was primarily for minimum state income taxes, as we previously provided a 100% valuation allowance for income taxes.

The Company has a net operating loss carryforward of approximately $8.8 million at March 31, 2004.

Net Income

For the three months ended June 30, 2004, net income was $91 thousand compared to $51 thousand for the comparable period in 2003, an increase of 78%. The increase in net income was attributable to increases in revenues and resultant gross margins discussed above offset by increases in income tax expense as a result of the recordation of the deferred tax asset at March 31, 2004.

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

We serve our customer base by providing a broad range of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in intense competition and aggressive pricing practices, which also impacts the pricing of our service activities. Our operating future results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources than ours. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, forging strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances that these efforts will be successful, or if successful of the timing thereof.

Liquidity and Capital Resources

Our recent results have shown increased profitability on contracts due to a combination of efficiencies gained in the change of mix in our business from the resale of product to more of a services orientation, as well as reduced cost achieved through containment measures including reducing occupancy cost, consolidating administrative functions, reducing staffing and higher utilization of our workforce.

On August 29, 2003, we acquired 100% of the outstanding common stock of Microserv, Inc. for approximately $3.3 million. The purchase price included 442,078 shares of our common stock, 5% notes to the former Microserv shareholders of an aggregate principal amount of approximately $494 thousand, and cash of $360 thousand. Acquisition costs including severance and fees totaled approximately $721 thousand.

On July 23, 2003, we completed a private placement of $1.2 million of our common stock. We issued 291,970 shares of common stock at $4.11 to an investor group including four members of the management team as well as certain of our directors and one of our existing shareholders. The private placement also involved the issuance of warrants to purchase 58,394 shares of common stock at an exercise price of $4.93.

Long-term bank debt consists of a revolving credit and security agreement with a commercial bank which was amended on August 11, 2003 to increase the maximum loan amount from $8.0 million to $9.0 million (“the revolving credit agreement”). The revolving credit agreement has a maturity date of July 6, 2005. The amounts outstanding under the revolving credit agreement bears interest at the bank’s prime plus a margin of 3/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. Amounts available under the revolving credit agreement are determined by applying stated percentages to the eligible receivables.

The revolving credit agreement contains an acceleration clause whereby the lender may demand repayment under certain circumstances as defined in the agreement. We were in compliance with all covenants contained in the revolving credit agreement at June 30, 2004. The revolving credit agreement contains representations and warranties, including a financial covenant that requires our stockholders’ deficit not to increase above $1.4 million. At June 30, 2004, our stockholders’ equity was $6.8 million. At June 30, 2004, $7.4 million was outstanding under the revolving credit agreement and $1.6 million was available to the Company. Although we expect to remain in compliance with the financial covenant, no assurance can be given as to whether we will continue to be able to maintain this covenant. Should stockholders’ deficit rise above $1.4 million, we would attempt to obtain a waiver or amendment to this requirement. No assurance can be given as to whether we will be successful in obtaining such waiver or amendment, if necessary.

The amended revolving credit agreement prohibits the payment of dividends or distributions, as well as limits the payment of principal or interest on our subordinated debt.

Our subordinated debt agreements with the Estate of Arch C. Scurlock (“the Estate”), an affiliate, totaled $2.4 million at June 30, 2004. Principal repayment and interest payable on the subordinated debt agreements have been extended to July 6, 2005. At June 30, 2004, the Estate held our 7% convertible subordinated note dated January 27, 1998 with an outstanding balance of $400 thousand and 8% promissory notes with an outstanding principal balance of $2.0 million.

During fiscal year 2004, in conjunction with the private placement of $1.2 million and following receipt of a waiver from the bank we made a principal repayment of $1.2 million on the 7% convertible subordinated debt and an additional $400 thousand payment on the 7% subordinated debt in September 2003.

Interest expense on subordinated debt accrues on a current basis. During the quarter ended June 30, 2004, after receiving a waiver from the bank, we made payments of $75,000 for the interest accrued on the subordinated debt.

Capital expenditures for the three months ended June 30, 2004 and June 30, 2003 were $92 thousand and $52 thousand, respectively.

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

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include, purchasing equipment and hiring personnel. For example, contracts may not fund program start-up costs and we may be required to invest significant sums of money before receiving related contract payments. Additionally, any resulting cash shortfall could be exacerbated if we fail to either invoice our customer or to collect our fee in a timely manner. A cash shortfall could result in significant consequences. For example, it:

•	could increase our vulnerability to general adverse economic and industry conditions;

•	will require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in our business and our industry, which may place us at a competitive disadvantage compared with competitors; and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

The following table sets forth the amounts of contractual obligations, aggregated by type of contractual obligation:

(Amounts in thousands)

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt	$9,800	$—	$9,800	$—	$—
Operating leases	3,253	666	1,437	975	175
Consulting Commitment	237	50	150	37	—
Notes payable GMAC	42	29	13	—	—

Total contractual obligations	$13,332	$745	$11,400	$1,012	$175

Long-term debt of approximately $9.6 million represents a revolving credit facility of approximately $7.4 million, subordinated notes issued to an affiliate of approximately $2.4 million and approximately $494 thousand of 5% notes issued to former Microserv shareholders. Operating leases of approximately $3.0 million are the future minimum lease payments for office space and certain equipment. Other long-term obligations for approximately $42 thousand are three installment agreements for vehicles.

Off Balance Sheet Arrangements

In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the us for the receivables by the transferee is approximately equal to our carrying value and therefore the gain recognized is not material. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

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

The information below summarizes our sensitivity to market risks as of June 30, 2004. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2004 contains descriptions of funded debt and should be read in conjunction with the table below.

     (Amounts in thousands)

	Period Ending June	Fair Value
Debt obligations	30, 2004	June 30, 2004
Revolving credit agreement at the prime rate plus 3/4%. Due July 6, 2005. Average interest rate of 5.00%.	$7,441	$7,441

7% convertible subordinated note from affiliate due July 6, 2005.	400	400
8% subordinated notes from affiliate due July 6, 2005.	2,000	2,000
5% notes issued to former Microserv shareholders	494	494
Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	42	42

Total fixed rate debt	2,936	2,936

Total debt	$10,377	$10,377

At June 30, 2004, we had $9.8 million of debt outstanding of which $2.4 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. From time to time, we are engaged in ordinary routine litigation incidental to our business to which we are a party. While we cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Shareholders Meeting on July 23, 2004

     1. Election of Directors. The following directors were elected for a term of one year:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	AGAINST	SHARES	SHARES
JOHN H. GROVER	2,657,509	—	99.7	91.1
CHARLES L. MCNEW	2,657,509	—	99.7	91.1
JOHN M. TOUPS	2,657,509	—	99.7	91.1
THOMAS L. HEWITT	2,657,509	—	99.7	91.1
DANIEL R. YOUNG	2,657,509	—	99.7	91.1
ARCH C. SCURLOCK, JR.	2,657,509	—	99.7	91.1
GERALD F. RYLES	2,660,687	—	98.8	91.2

Item 5. Other Information

The Audit Committee has selected Grant Thornton, LLP as successor auditors to Deloitte & Touche, LLP. The audit committee has approved professional services in connection with the review of our corporate tax filings for the tax year ending March 31, 2005. In approving this service, the audit committee has considered whether the provision of this service is compatible with maintaining Grant Thornton LLP’s independence.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K

The Company filed a current report on Form 8-K on July 28, 2004 to disclose changes in its certifying accountant.

The Company filed a current report on Form 8-K on August 12, 2004 to include its first quarter results.

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

HALIFAX CORPORATION (Registrant)

Date: August 13, 2004	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: August 13, 2004	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)