Form 10-Q
period 2004-09-30
HALIFAX CORP
filed 2004-11-15
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2004

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

(703) 750-2400

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,167,206 shares of common stock outstanding as of November 8, 2004.

HALIFAX CORPORATION

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2004	March 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$18	$430
Accounts receivable, net	11,990	9,364
Inventory, net	5,935	5,845
Prepaid expenses and other current assets	768	599
Deferred Tax Asset	1,148	1,204

TOTAL CURRENT ASSETS	19,859	17,442
PROPERTY AND EQUIPMENT	1,806	1,598
GOODWILL	6,699	3,879
INTANGIBLE ASSETS	661	727
OTHER ASSETS	146	149
DEFERRED TAX ASSET	2,685	2,696

TOTAL ASSETS	$31,856	$26,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,430	$3,024
Accrued expenses	3,678	3,699
Notes payable	1,068	494
Deferred maintenance revenue	3,990	2,543
Current portion of long-term debt	27	29

TOTAL CURRENT LIABILITIES	13,193	9,789
LONG-TERM BANK DEBT	7,423	7,227
SUBORDINATED DEBT – PAYABLE TO AFFILIATE	2,400	2,400
OTHER LONG-TERM DEBT	407	19
DEFERRED INCOME	308	337

TOTAL LIABILITIES	23,731	19,772

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value Authorized - 6,000,000 shares
Issued - 3,422,390 as of September 30, 2004 and 3,167,096 as of March 31, 2004
Outstanding - 3,165,706 shares as of September 30, 2004 and 2,910,412 shares as of March 31, 2004	825	764
Additional paid-in capital	9,172	7,962
Accumulated deficit	(1,660)	(1,795)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	8,125	6,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,856	$26,491

See notes to Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousands, except share data)	2004	2003	2004	2003
Revenues	$14,809	$12,461	$28,250	$23,137
Costs	13,138	10,965	24,914	20,320

Gross margin	1,671	1,496	3,336	2,817
Selling	348	297	758	581
Marketing	58	123	139	253
General and administrative	872	773	1,760	1,481
Abandonment of facility	179	—	179	—

Operating income	214	303	500	502
Interest expense	(158)	(136)	(297)	(279)

Income before income taxes	56	167	203	223
Income taxes	12	15	68	20

Net income	$44	$152	$135	$203

Earnings per common share — basic:	$.02	$.06	$.05	$.09

Earnings per common share — diluted:	$.01	$.06	$.05	$.08

Weighted number of shares outstanding:
Basic	2,926,676	2,557,391	2,919,647	2,364,783
Diluted	2,969,726	2,627,282	2,970,515	2,400,428

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2004 (UNAUDITED)

	Six Months Ended
	September 30,
(Amounts in thousands)	2004	2003
Cash flows from operating activities:
Net income	$135	$203

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	329
Deferred tax benefit	67	—
Changes in operating assets and liabilities:
Accounts receivable	(1,864)	(519)
Inventory	104	(290)
Prepaid expenses and other assets	(131)	(333)
Accounts payable and accrued expenses	867	622
Income taxes payable	(41)	(67)
Deferred maintenance revenue	603	797
Deferred income	(29)	(36)

Total adjustments	19	503

Net cash provided by operating activities	154	706

Cash flows from investing activities:
Acquisition of property and equipment	(516)	(150)
Payment for the purchase of acquired entities (net of cash acquired)	(303)	75

Net cash used in investing activities	(819)	(75)

Cash flows from financing activities:
Proceeds from borrowing of long-term bank debt	9,411	9,682
Retirement of long-term bank debt	(9,229)	(10,336)
Retirement of subordinated debt-affiliate	—	(1,600)
Proceeds from private placement	—	1,200
Common stock issued upon the exercise of options	71	—

Net cash provided by (used in ) financing activities	253	(1,099)

Net decrease in cash	(412)	(468)
Cash at beginning of period	430	568

Cash at end of period	$18	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$299	$295

Cash paid for income taxes	$102	$27

See notes to the Consolidated Financial Statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Note 2 — Acquisition

On September 30, 2004, the Company acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc. (AlphaNational) in a merger transaction, for total consideration of approximately $1.9 million excluding the contingent earnout payment described below. The primary reasons for acquiring AlphaNational were to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is a high availability maintenance company. The merger consideration was comprised of:

     (i) 235,294 shares of Company’s common stock having an aggregate value of $1,200,000, based upon the closing price of $5.10 on September 30, 2004, cash in an amount equal to $200,000, and notes in an aggregate original principal amount of $500,000 with an interest rate of 6% per annum of which $100,000 of the aggregate principal amount has a term of 90 days and $400,000 has a term of 18 months, and

     (ii) A contingent earnout payment pursuant to which an additional $150,000 in cash or Halifax common stock at the discretion of certain former AlphaNational shareholders. The earnout is payable if certain agreed upon financial targets are met over the next 12 months.

The purchase price is also subject to upward or downward adjustment based upon the final closing balance sheet to be delivered prior to November 30, 2004 from AlphaNational.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets subject to amortization. Such intangible assets may consist of client contracts, trade names and non-competition agreements.

(amounts in thousands)
Current assets	$984
Property and equipment	80
Goodwill and Intangible assets	2,211
Other assets	298

Total assets acquired	3,573
Total liabilities assumed	(1,362)

Purchase price	$2,211

The total purchase price of $2.2 million includes approximately $300 thousand of direct acquisition costs related to investment banking, legal and accounting services.

As AlphaNational was acquired on September 30, 2004, the results of its operations will be included in the Company’s statement of operations beginning October 1, 2004.

The following unaudited proforma financial information presents the results of operations as if the acquisition had occurred at the beginning of the respective periods.

	Six Months ended
(amounts in thousand except per share data)	September 30, 2004	September 30, 2003
Revenues	$31,350	$26,039

Net income	$135	$276

Earnings per share
Basic	$.04	$.11
Diluted	$.04	$.10

These proforma results have been prepared for comparative purposes only and include certain adjustments arising from the acquisition such as interest expense, additional amortization expense, increased interest expense, and charges for income taxes as a result of the acquisition. The unaudited pro-forma information provided above is not necessarily indicative of the results of operations that may have actually occurred had the acquisition occurred on the dates specified, or of the future results of the combined companies.

Note 3 — Abandonment of Facility

During September 2004, The Company recorded a charge of approximately $179 thousand related to the future sub-leasing of excess office space. The decision to close this office was based upon the consolidation of the Company’s operations and acquisition of AlphaNational, which resulted in excess space. The abandonment of facility charge is net of minimum sub-lease rental income of approximately $334 thousand.

Note 4 — Accounts Receivable consists of the following:

(amounts in thousands)	September 30, 2004	March 31, 2004
Amounts billed	$11,585	$9,332
Amounts unbilled	602	180
Allowance for doubtful accounts	(197)	(148)

Accounts receivable, net	$11,990	$9,364

Note 5 — Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $1.2 million and $952 thousand at September 30, 2004 and March 31, 2004, respectively.

Note 6 — Tax Matters

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

Note 7 — Debt Obligations

Long-Term Debt

On November 8, 2004, the Company renewed and amended its revolving credit agreement with a commercial bank, increasing the amount of available credit from $9.0 million to $12.0 million. The loan has a maturity date of November 7, 2006. The amounts outstanding under the revolving credit agreement bear interest at the bank’s prime rate plus 1/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of the Company’s assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables (defined as receivables not aged beyond ninety days and limitations on the total amounts due from certain customers) . The renewed and amended revolving credit agreement contains certain customary covenants including debt service coverage, current ratio, and net worth ratio. At September 30, 2004, $7.4 million was outstanding under the revolving credit agreement and $1.6 million was available to the Company. The interest rate at September 30, 2004 was 5.0%.

Notes Payable

On September 30, 2004, in conjunction with the acquisition of AlphaNational, the Company issued notes to the former AlphaNational shareholders in the aggregate amount of $500 thousand bearing interest at 6% of which $100 thousand of principal is payable on December 31, 2004, and $400 thousand on March 31, 2006. Interest is payable quarterly and in arrears.

Also included in notes payable are notes in the aggregate principal amount of $494 thousand payable to former shareholders of Microserv, Inc. The notes bear interest at the rate of 5%. Interest is paid on the notes quarterly in arrears. The notes mature on February 28, 2005.

In addition, in conjunction with the acquisition of AlphaNational, the Company assumed the outstanding balance of its notes payable to a financial institution of approximately $474 thousand. The notes were paid in full on November 8, 2004.

Subordinated Debt — Affiliates

The Arch C. Scurlock Children’s Trust Owns 392,211 shares of the Company’s common stock and Nancy M. Scurlock owns 392,211 shares of the Company’s common stock or 25% of the Company’s common stock. The Arch C. Scurlock children’s Trust and Nancy M. Scurlock are affiliates of the Company (Affiliates).

The Company has a series of notes outstanding to the affiliates that are subordinated to the revolving credit agreement described above. At September 30, 2004, subordinated debt held by affiliates consisted of the following:

7% Convertible subordinated note with a conversion price of $4.11 per common share	$400,000
8% Subordinated notes	2,000,000

$2,400,000

With the extension of the Company’s revolving credit agreement, the maturity date of the subordinated notes was extended to November 7, 2006.

The 7% convertible note contains a provision that provides for an adjustment if the Company issues additional shares for consideration less than the then applicable conversion price. As a result of a private placement on July 23, 2003, the conversion price of the 7% convertible subordinated note was adjusted from $11.72 to $4.11 per share of common stock.

The Company’s revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Company’s affiliates. Interest expense on the subordinated debt owned by affiliates is accrued on a current basis.

During the quarter ended September 30, 2004, the Company paid $75 thousand of accrued interest due to the Company’s affiliates. A waiver from the bank was received for this transaction.

Note 8 — Stock Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousand except share data)	2004	2003	2004	2004
Net income as reported	$44	$152	$135	$203
Deduct: stock-based compensation expense under the fair value method, net of tax	(31)	(53)	(62)	(105)

Pro-forma net income	$13	$99	$73	$98

Earnings per common share (as reported):
Basic	$.02	$.06	$.05	$.09
Diluted	$.01	$.06	$.05	$.08
Pro-forma earnings per common share:
Basic	$—	$.04	$.03	$.04
Diluted	$—	$.04	$.02	$.04

These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“we” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers including incurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, acts of terrorism, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Overview

Halifax is a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global services providers, governmental agencies and other organizations. Halifax has undertaken significant changes to its business in recent years to a predominantly services model. On September 30, 2004, we completed the acquisition of AlphaNational Technology Services, Inc. and in August 2003, we completed the acquisition of Microserv, Inc., which significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

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

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred.

Due to the intense competition in our industry we must continue to expand our service offerings and persist in cost reduction efforts. We also have to leverage technology to gain efficiencies in our back office. We have also concentrated on, and will continue to concentrate on cost containment, particularly within costs of services, selling, marketing and general and administrative expenses.

For this fiscal year, our priorities include:

•	expanding our customer base through our existing global service provider partners;

•	seeking new global service provider partners;

•	winning additional contracts for secure network services in government and the intelligence community; and

•	enhancing the technology we utilize to deliver cost-effective services to our growing customer base.

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

On September 30, 2004, the Company acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc. (AlphaNational) in a merger transaction, for total consideration of approximately $1.9 million excluding the contingent earnout payment described below. The primary reasons for acquiring AlphaNational were to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is a high availability maintenance company. The merger consideration was comprised of:

     (i) 235,294 shares of Company’s common stock having an aggregate value of $1,200,000, based upon the closing price of $5.10 on September 30, 2004, cash in an amount equal to $200,000, and notes in an aggregate original principal amount of $500,000 with an interest rate of 6% per annum of which $100,000 of the aggregate principal amount has a term of 90 days and $400,000 has a term of 18 months, and

     (ii) A contingent earnout payment pursuant to which an additional $150,000 in cash or Halifax common stock at the discretion of certain former AlphaNational shareholders. The earnout is payable if certain agreed upon financial targets are met over the next 12 months.

The purchase price is also subject to upward or downward adjustment based upon the final closing balance sheet to be delivered prior to November 30, 2004 from AlphaNational.

Results of Operations

The following table sets forth the relative percentages of certain items of expense and earnings to revenue for the three months ended September 30, 2004 and 2003, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

	Three Months Ended September 30,				Six Months Ended September 30,
Results of Operations	2004	2003	Change	%	2004	2003	Change	%
Revenues	$14,809	$12,461	2,348	19%	$28,250	$23,137	5,113	22%
Costs	13,138	10,965	2,173	20%	24,914	20,320	4,594	23%
Percent of revenues	89%	88%	—		88%	88%	—

Gross margin	1,671	1,496	175	12%	3,336	2,817	519	18%
Percentage of revenues	11%	12%			12%	12%
Selling	348	297	51	17%	758	581	177	30%
Percent of revenues	2%	2%			3%	3%
Marketing	58	123	(65)	-53%	139	253	(114)	-45%
Percent of revenues	0%	1%			0%	1%
General & administrative	872	773	99	13%	1,760	1,481	279	19%
Percent of revenues	6%	6%			6%	6%
Abandonment of facility	179	—	179	100%	179	—	179	100%
Percent of revenues	1%	—	—	—	1%	—	—	—

Total selling, marketing and general & administrative expense & impairment charge	1,457	1,193	264	22%	2,836	2,315	521	23%
Percent of revenues	9%	10%			10%	10%	—	—

Operating income	214	303	(89)	-29%	500	502	(2)	—
Percent of revenues	1%	2%			3%	2%
Interest expense	158	136	22	16%	297	279	18	6%
Percent of revenues	1%	1%	—	—	1%	1%	—	—

Income before income tax	56	167	(11)	67%	203	223	(20)	-9%
Income tax expense	12	15	(3)	-2%	68	20	48	2.4%

Net income	44	$152	(108)	-71%	135	$203	(68)	-34%

Earnings per share – basic:	$.02	$.06			$.05	$.09

Earnings per share – diluted:	$.01	$.06			$.05	$.08

Weighted average number of common shares outstanding
Basic	2,926,676	2,557,391			2,919,647	2,364,783
Diluted	2,969,726	2,627,282			2,970,515	2,400,428

Revenues

Revenues are generated from the sale of high availability enterprise maintenance services, technology deployment and secure network services (consisting of professional services, seat management and deployment services, product sales, and secure network services). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

The composition of revenues for:

	Three Months Ended September 30,				Six Months Ended September 30,
(Amounts in
thousands)	2004	2003	Change	%	2004	2003	Change	%
Services	14,018	10,533	3,485	33%	26,504	20,117	6,387	32%
Product	791	1,928	(1,137)	-59%	1,746	3,020	(1,274)	42%

Total Revenue	14,809	12,461	2,348	19%	28,250	23,137	5,113	22%

Revenues for the three months ended September 30, 2004 increased 19%, or $2.3 million, to $14.8 million from $12.5 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, revenues increased $5.1 million from $23.1 million to $28.3 million compared to the same period ended September 30, 2003.

Revenues from services for the three months ended September 30, 2004 increased 33% or $3.5 million to $14.0 million from $10.5 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, revenue increased 32% or $6.4 million to $26.5 million compared to $20.1 million for the comparable period ended September 30, 2003. The revenue growth for the three and six month periods was due primarily to the start of several new contracts in both high availability maintenance services and secure network services, which was partially offset by decreased product sales.

Product sales for the three months ended September 30, 2004 decreased $1.1 million or 59% from $1.9 million to $791 thousand compared to the three months ended September 30, 2003. Product sales for the six months ended September 30, 2004 decreased 42% or $1.3 million to $1.7 million from $3.0 million for the six months ended September 30, 2003. The product marketplace has been characterized by intense competition, a declining rate of orders and lower margins. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any increases in product sales in future periods.

Costs

Included within costs are direct costs, including fringe benefits, product and part costs, and other costs.

A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase this fiscal year.

On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, generating a negative impact to profit margins.

The variable components of these costs are product and part costs, overtime, subcontracted work and freight. Product is broken into two categories: parts and equipment to support our service base and product held for resale. Part costs are highly variable and dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Costs were comprised of the following components:

	Three Months Ended September 30,				Six Months Ended September 30,
(Amounts in thousands)	2004	2003	Change	%	2004	2003	Change	%
Direct costs	12,109	9,844	2,265	23%	22,945	18,425	4,520	25%
Indirect costs	1,029	1,121	(92)	-8%	1,969	1,895	74	4%

Total costs	13,138	10,965	2,173	20%	24,914	20,320	4,594	23%

Total costs for the three months ended September 30, 2004 increased to $13.1 million from $10.9 million for the same period in 2003, an increase of 20%. For the six months ended September 30, 2004 total costs increased $4.6 million or 23% to $24.9 million compared to the same period in 2003. As further discussed below, the increase in costs was attributed to start-up costs related to new contracts and increased personnel costs associated with increases in secure network services revenue.

Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended September 30, 2004, direct costs increased $2.3 million, or 23%, to $12.1 million from $9.8 million for the three months ended September 30, 2003. For the six months period ended September 30, 2004, the increase was 25%, or $4.5 million, to $22.9 million compared to $18.4 million for the same period ended September 30, 2003. The increase in cost of services was attributable to start-up costs related to the commencement of a long-term nationwide contract and higher costs associated with increases in secure network services revenue.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs decreased $92 thousand from $1.1 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. For the six months ended September 30, 2004 indirect costs increased 4% or $74 thousand from $1.9 million.

Gross Margin

As a percentage of revenues, gross margin was 11%, for the three month period ended September 30, 2004 and 12%, for the same period ended September 30, 2003. For each of the six month periods ended September 30, 2004 and 2003 respectively, gross margin was 12%. The decrease in gross margin percentage during the three months ended September 30, 2004 was primarily due to initial start-up costs associated with the commencement of a new long-term contract.

We expect that the shift towards long term service contracts will have a positive effect on our gross margins, and for such margins to improve as we continue to increase our enterprise maintenance solutions service base.

Selling Expense

Selling expense for the three months ended September 30, 2004 was $348 thousand compared to $297 thousand for the three months ended September 30, 2003, an increase of $51 thousand. For the six months ended September 30, 2004 compared to September 30, 2003, selling expense was $758 and $581, respectively, a 30% increase. The increase in selling expense is a result of higher commissions on new sales revenue.

Marketing Expense

Marketing expense for the three and six months ended September 30, 2004 versus September 30, 2003 was $58 thousand compared to $123 thousand and $139 thousand compared to $253 thousand, respectively. The decrease was the result of reduction in marketing efforts and related personnel reductions.

General and Administrative

Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.

For the three months ended September 30, 2004, general and administrative expense increased when compared to the three months ended September 30, 2003 from $773 thousand to $872 thousand, an increase of $99 thousand, or 13%. For the six months ended September 30, 2004 compared to September 30, 2003, expenses increased 19% or $279 thousand to $1.8 million from $1.5 million. The increase in general and administrative expense was attributable to higher professional fees, occupancy costs, travel, and increases in business insurance. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Abandonment of Facility

During September 2004, we recorded a charge for the abandonment of a facility of approximately $179 thousand related to the sub-leasing of certain office space. In conjunction with the acquisition of AlphaNational we conducted a review of our facility requirements and determined that after the completion of the acquisition we would have excess space. We have leased the excess space effective October 1, 2004. The abandonment charge is net of minimum sub-lease rents of approximately $334 thousand.

Operating Income

For the three months ended September 30, 2004, we generated operating income of $44 thousand compared to $152 thousand during the three months ended September 30, 2003, a decrease of 71%. For the six months ended September 30, 2004 compared to September 30, 2003, operating income decreased 34%, from $203 thousand to $135 thousand. As discussed above, the decrease in operating income was primarily a result of the abandonment of a facility charge of $179 thousand.

Interest Expense

Interest expense for the three and six months ended September 30, 2004 and 2003 was $160 thousand and $142 thousand compared to $299 thousand and $289 thousand, respectively, and related to slightly higher borrowings compared to the prior periods.

Income Taxes

Income taxes for the three months ended September 30, 2004 and September 30, 2003, related primarily to state obligations, were $12 thousand and $15 thousand, respectively. For the six months ended September 30, 2004 and 2003, income taxes were $68 thousand and $20 thousand, respectively.

Net Income

For the three months ended September 30, 2004, net income was $44 thousand compared to $152 thousand for the comparable period in 2003, a decrease of 71%. For the six months ended September 30, 2004 compared to the same period in 2003, net income decreased 34% from $203 thousand to $135 thousand. As discussed above, the primary reason for the reduction in income for the three and six months ended September 30, 2004 was the charge for abandonment of a facility.

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

Liquidity and Capital Resources

On November 8, 2004 we renewed our revolving credit agreement with a commercial bank, increasing the amount of available credit from $9.0 million to $12.0 million. See “Recent Developments”. The term of the loan as a maturity date of November 7, 2006. The amounts outstanding under the revolving credit agreement bear interest at the bank’s prime rate plus 1/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables. We were in compliance with all of the covenants in the revolving credit agreement at September 30, 2004. Although we expect to remain in compliance with the covenants, no assurance can be given that we will do so.

The revolving credit agreement contains covenants including debt service coverage, current ratio, and net worth ratio. We were in compliance with the covenants at September 30, 2004. At September 30, 2004, $7.4 million was outstanding under the revolving credit agreement and $1.6 million was available to us. The interest rate at September 30, 2004 was 5.0%.

The new revolving credit agreement prohibits the payment of dividends or distributions, as well as limits the payment of principal or interest on our subordinated debt.

On September 30, 2004, the Company acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc. (AlphaNational) in a merger transaction, for total consideration of approximately $1.9 million excluding the contingent earnout payment described below. The primary reasons for acquiring AlphaNational were to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is a high availability maintenance company. The merger consideration was comprised of:

     (i) 235,294 shares of Company’s common stock having an aggregate value of $1,200,000, based upon the closing price of $5.10 on September 30, 2004, cash in an amount equal to $200,000, and notes in an aggregate original principal amount of $500,000 with an interest rate of 6% per annum of which $100,000 of the aggregate principal amount has a term of 90 days and $400,000 has a term of 18 months, and

     (ii) A contingent earnout payment pursuant to which an additional $150,000 in cash or Halifax common stock at the discretion of certain former AlphaNational shareholders. The earnout is payable if certain agreed upon financial targets are met over the next 12 months.

The purchase price is also subject to upward or downward adjustment based upon the final closing balance sheet to be delivered prior to November 30, 2004 from AlphaNational.

On August 29, 2003, we acquired 100% of the outstanding common stock of Microserv, Inc. for approximately $3.3 million. The purchase price included 442,078 shares of our common stock, 5% notes to the former Microserv shareholders of an aggregate principal amount of approximately $494 thousand, and cash of $360 thousand. Acquisition costs including severance and fees totaled approximately $721 thousand. The notes payable to former Microserv Shareholders mature on February 28, 2005.

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

Our subordinated debt agreements with the Arch C. Scurlock Children’s Trust and Nancy M. Scurlock (“affiliates”), totaled $2.4 million at September 30, 2004. Concurrent with the renewal of our revolving credit agreement, the principal repayment and interest payable on the subordinated debt agreements have been extended to November 7, 2006. At September 30, 2004, the affiliates held our 7% convertible subordinated note dated January 27, 1998 with an outstanding balance of $400 thousand and 8% promissory notes with an outstanding principal balance of $2.0 million.

During fiscal year 2004, in conjunction with the private placement of $1.2 million and following receipt of a waiver from the bank, we made principal repayments of $1.6 million on the 7% subordinated note.

Interest expense on subordinated debt accrues on a current basis. During the quarter ended September 30, 2004, after receiving a waiver from the bank, we made payments of $75,000 for the interest accrued on the subordinated debt.

Capital expenditures for the three months and six months ended September 30, 2004 and September 30, 2003 were $516 thousand and $150 thousand, respectively.

We believe that funds generated from operations, bank borrowings, and investing activities should be sufficient to meet our cash requirements through November 7, 2006, although there can be no assurances that all the aforementioned sources of cash can be realized.

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

Recent Developments

1) On November 8, 2004, the Company has renewed and amended its revolving credit agreement with Provident Bank (the “Bank”)

The Company had a previous banking relationship with the Bank.

2) The terms of the agreement are:

a)	Credit facility of $12.0 million.

b)	Advances on the revolving credit agreement are available up to 85% of eligible receivables, and 50% of eligible inventory to a maximum of $6.0 million.

c)	The interest rate is the Bank’s prime plus 1/4% and a fee or the unused commitment of 1/4% payable on the last day of each quarter.

d)	A commitment fee of $30,000 and a monthly account maintenance fee of $1,000.

e)	The term of the agreement is through November 7, 2006.

3) Financial covenants are:

a)	Debt service coverage ratio equal to or greater than 1.25 defined as EBITDA divided by interest expense plus the current portion of long-term debt for the prior quarter.

b)	Current ratio of greater than 1.4 to measured quarterly.

c)	Tangible net worth (defined as net worth including goodwill and intangible assets) plus subordinated debt equal to or greater than $3.0 million.

d)	Total liabilities less subordinated debt to tangible net worth plus subordinated debt equal to or less than 6%

The Company intends to draw significantly on the credit facility, which may be as much as the maximum amount, from time to time as the financial situation warrants.

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

The information below summarizes our sensitivity to market risks as of September 30, 2004. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2004 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)

	Period Ending	Fair Value
	September 30,	September 30,
Debt obligations	2004	2004
Revolving credit agreement at the prime rate plus 1/4%. Due November 7, 2006. Average interest rate of 5.00%.	$7,423	$7,423

Line of credit — AlphaNational due April 28, 2005	474	474
7% convertible subordinated note payable to affiliate due November 7, 2006.	400	400
8% subordinated notes payable to affiliate due November 7, 2006.	2,000	2,000
5% notes issued to former Microserv shareholders	494	494
6% notes issued to former AlphaNational shareholders	500	500
Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	34	34

Total fixed rate debt	3,902	3,902

Total debt	11,325	11,325

At September 30, 2004, we had $11.3 million of debt outstanding of which $3.9 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

There are no material pending legal proceedings to which we are a party. From time to time, we are engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

The Company filed a current report on Form 8-K on September 7, 2004 announcing $29 million award from the U.S. Army.

The Company filed current report on Form 8-K on September 24, 2004 announcing a new maintenance service contract.

The Company filed a current report on Form 8-K on October 6, 2004 announcing the acquisition of enterprise maintenance firm.

The Company filed a current report on Form 8-K on November, 4, 2004 to report its second quarter results.

Item 6. Exhibits

Exhibit 10.1	Amended Banking Agreement

Exhibit 10..2	Registration Rights Agreement

Exhibit 10..3	Employee Severance and Restrictive Covenant Agreement

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION

(Registrant)

Date: November 12, 2004	By:	/s/Charles L. McNew

Charles L. McNew
President & Chief Executive Officer
(principal executive officer)

Date: November 12, 2004	By:	/s/Joseph Sciacca

Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)