Form 10-Q
period 2004-12-31
HALIFAX CORP
filed 2005-02-22
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,167,206 shares of common stock outstanding as of February 10, 2005.

HALIFAX CORPORATION

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004
(Amounts in thousands)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$100	$430
Accounts receivable, net	11,747	9,364
Inventory, net	5,872	5,845
Prepaid expenses and other current assets	834	599
Deferred Tax Asset	1,148	1,204

TOTAL CURRENT ASSETS	19,701	17,442

PROPERTY AND EQUIPMENT	1,624	1,598
GOODWILL	5,882	3,879
INTANGIBLE ASSETS	1,353	727
OTHER ASSETS	144	149
DEFERRED TAX ASSET	3,231	2,696

TOTAL ASSETS	$31,935	$26,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,298	$3,024
Accrued expenses	3,839	3,699
Notes payable	494	494
Deferred maintenance revenue	3,796	2,543
Bank Debt	9,698	—
Current portion of long-term debt	23	29

TOTAL CURRENT LIABILITIES	22,148	9,789

LONG-TERM BANK DEBT	—	7,227
SUBORDINATED DEBT – PAYABLE TO AFFILIATE	2,400	2,400
NOTES PAYABLE	168	—
OTHER LONG-TERM DEBT	4	19
DEFERRED INCOME	293	337

TOTAL LIABILITIES	25,013	19,772

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value Authorized - 6,000,000 shares
Issued - 3,423,890 as of December 31, 2004 and 3,167,096 as of March 31, 2004
Outstanding - 3,167,206 shares as of December 31, 2004 and 2,910,412 shares as of March 31, 2004	825	764
Additional paid-in capital	9,003	7,962
Accumulated deficit	(2,694)	(1,795)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,922	6,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,935	$26,491

See notes to Consolidated Financial Statements .

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands, except share data)	2004	2003	2004	2003
Revenues	$15,605	$13,380	$43,847	$36,517
Costs	15,641	11,802	40,547	32,122

Gross margin	(36)	1,578	3,300	4,395

Selling	343	311	1,102	892
Marketing	52	132	191	385
General and administrative	988	783	2,745	2,254
Abandonment of facility	—	—	179	—

Operating (loss) income	(1,419)	352	(917)	864

Interest expense	(163)	(130)	(462)	(419)

Income before income taxes	(1,582)	222	(1,379)	445

Income tax (benefit) expense	(547)	20	(479)	40

Net (loss) income	$(1,035)	$202	$(900)	$405

(Loss) Earnings per common share — basic:	$(.33)	$.07	$(.30)	$.16

(Loss) Earnings per common share — diluted:	$(.33)	$.07	$(.30)	$.16

Weighted number of shares outstanding:

Basic	3,166,589	2,910,412	3,002,254	2,547,987
Diluted*	3,238,421	2,992,127	3,052,128	2,598,111

*No effect is given to dilutive securities for loss periods.

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

DECEMBER 31, 2004 (UNAUDITED)

	Nine Months Ended
	December 31,
(Amounts in thousands)	2004	2003
Cash flows from operating activities:

Net (loss) income	$(900)	$405

Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	797	546
Deferred tax benefit	(479)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,621)	(416)
Inventory	167	(270)
Prepaid expenses and other assets	(195)	(180)
Accounts payable and accrued expenses	897	(410)
Income taxes payable	(10)	(80)
Deferred maintenance revenue	409	336
Deferred income	(44)	(51)

Total adjustments	(79)	(525)

Net cash used by operating activities	(979)	(120)

Cash flows from investing activities:

Acquisition of property and equipment	(599)	(297)
Payment for the purchase of acquired entities (net of cash acquired)	(802)	(541)

Net cash used in investing activities	(1,401)	(838)

Cash flows from financing activities:

Proceeds from borrowing of bank debt	25,145	19,354
Retirement of bank debt	(23,148)	(18,398)
Retirement of subordinated debt-affiliate	—	(1,600)
Retirement of other-long-term debt	(21)	(21)
Common stock issued upon the exercise of options	74	1,155

Net cash provided by financing activities	2,050	490

Net decrease in cash	(330)	(468)

Cash at beginning of period	430	568

Cash at end of period	$100	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$462	$419

Cash paid for income taxes	$80	$57

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED (CONTINUED)

Disclosure of non-cash financing activities:

	2004	2003
5% notes payable to former Microserv shareholders	$—	$494

6% notes payable to former AlphaNational shareholders	$168	$—

Common stock issued for the purchase of entities	$1,030	$1,871

Fees to investment banks	$—	$117

Warrants issued in connection with private placement	$—	$69

Fair value of assets acquired	$10	$1,619

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission.

Note 2 - Acquisition

On September 30, 2004, the Company acquired 100% of the stock of AlphaNational Technology Services, Inc. (AlphaNational) for approximately $2.8 million. The consideration was cash of $200 thousand, notes payable of $168 thousand and 235,249 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus the assumption of certain liabilities. In addition direct acquisition cots were approximately $350 thousand. The shares were discounted approximately 14% from the quoted market value of $5.10 because such shares were not registered under the Securities Act of 1933, as amended, and are subject to trading restrictions. In addition, the notes payable to the former AlphaNational shareholders were reduced from $500 thousand to $168 thousand based upon final adjustments to the closing balance sheet.

AlphaNational is an enterprise maintenance solutions company providing services to the national market place. The primary reasons for the acquisition of AlphaNational were to expand the Company’s geographic base and strengthen its service delivery capability. AlphaNational also added a number of prestigious customers, added key management and will enhance the Company’s ability to grow its partnership arrangements with the global service provider community. The results of AlphaNational have been included in the consolidated financial statements from the date of acquisition.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

(amounts in thousands)
Current assets	$991
Property and equipment	80
Goodwill	1,303
Trade name	700
Other intangible assets	770

Total assets acquired	3,844

Total liabilities assumed	1,071

Purchase price	$2,773

The total purchase price of $2.8 million includes $350 thousand of direct acquisition costs relating to legal, investment banking, and accounting services. In addition, the terms of the contract provide for additional consideration of $150 thousand to be paid if revenues of the acquired company exceed certain targeted levels by September 30, 2005.

Other intangible assets of $770 thousand will be amortized over their weighted-average useful lives and include customer contracts of $660 thousand (five years) and non-compete agreements of $110 thousand (two years). The trade name and goodwill have indefinite lives and will not be amortized, but will be subject to periodic impairment testing.

Note 3 - Abandonment of Facility

During September 2004, the Company recorded a charge of approximately $179 thousand related to the future sub-leasing of excess office space. The decision to close the office located in Kirkland, Washington was based upon the consolidation of the Company’s operations and acquisition of AlphaNational, which resulted in excess space. The abandonment of facility charge is net of minimum sub-lease rental income of approximately $334 thousand.

Note 4 - Accounts Receivable consists of the following:

(amounts in thousands)	December 31, 2004	March 31, 2004
Amounts billed	$11,627	$9,332

Amounts unbilled	421	180

Allowance for doubtful accounts	(301)	(148)

Accounts receivable, net	$11,747	$9,364

Note 5 - Inventory

Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $1.2 million and $952 thousand at December 31, 2004 and March 31, 2004, respectively.

Note 6 - Tax Matters

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities. Deferred tax assets are recognized for deductible temporary timing differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the deferred tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. Management has evaluated the deferred tax asset giving consideration to the current period loss and has concluded that in our judgement the deferred tax asset remains fully realizable and therefore a valuation allowance need not be established.

Note 7 - Debt Obligations

Bank Debt

On November 8, 2004, the Company renewed and amended its revolving credit agreement (“the revolving credit agreement”) with a commercial bank, increasing the amount of available credit from $9.0 million to $12.0 million. The loan has a two year term and maturity date of November 7, 2006. The amounts outstanding under the revolving credit agreement bear interest at the bank’s prime rate plus 1/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables (defined as receivables not aged beyond ninety days and limitations on the total amounts due from certain customers). There is no requirement that the Company maintain a lock box arrangement with the bank. Accordingly, the obligations under the revolving credit agreement have been classified as long-term. The revolving credit agreement contains certain customary covenants including total liabilities to net worth ratio debt service coverage, and current ratio, as more fully described in its revolving credit agreement. At December 31, 2004, $9.7 million was outstanding under the revolving credit agreement and $2.3 million was available to the Company. The interest rate at December 31, 2004 was 5%.

The Company was not in compliance with certain of its financial covenants under the revolving credit agreement as of December 31, 2004. The bank has waived the compliance requirement of these covenants as of and through December 31, 2004. There is no assurance that the bank will waive any future non-compliance with the covenants. Accordingly, the Company has reclassified the associated debt as a current liability on the accompanying December 31, 2004 balance sheet. Historically, the debt had been classified as long-term on the Company’s balance sheet.

Notes Payable

In conjunction with the acquisition of AlphaNational, the Company issued notes to the former AlphaNational shareholders in the aggregate amount of $500 thousand, which bear interest at 6%. Based upon final adjustments to the September 31, 2004 closing balance sheet, the aggregate balance of the notes was reduced to $168 thousand. The note matures March 31, 2006. Interest is payable quarterly and in arrears.

Also, included in notes payable are notes in the aggregate principal amount of $494 thousand payable to former shareholders of Microserv, Inc. The notes bear interest at the rate of 5%. Interest is paid on the notes quarterly in arrears. These notes mature on February 28, 2005.

In addition, in conjunction with the acquisition of AlphaNational, the Company assumed the outstanding balance of its notes payable to a financial institution of approximately $474 thousand. These notes were paid in full on November 8, 2004.

Subordinated Debt - Affiliates

The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). Arch C. Scurlock, a director of the Company, is a beneficiary of the Arch C. Scurlock Children’s Trust and the son of Nancy Scurlock.

The Company has a series of notes outstanding to the above referenced Affiliates that are subordinated to the revolving credit agreement described above. At December 31, 2004, subordinated debt held by Affiliates consisted of the following:

7% Convertible subordinated note with a conversion price of $4.11 per common share	$400,000
8% Subordinated notes	2,000,000

$2,400,000

Nancy M. Scurlock and the Arch C. Scurlock Children’s Trust hold one half interest each in the 7% convertible subordinated note and 8% subordinated notes.

With the extension of the Company’s revolving credit agreement November 8, 2004, the maturity date of the subordinated notes was extended to November 7, 2006.

The Company’s revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Company’s Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.

During the quarter ended December 31, 2004, the Company paid $75 thousand of accrued interest due to the Company’s Affiliates. Bank approval was received for this transaction. The balance of accrued but unpaid interest due to the Company’s Affiliates was approximately $54 thousand at December 31, 2004.

Note 8 - Stock Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS 123”) (revised 2004) a “shared-based payment” to stock-based employee compensation is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousand, except share data)	2004	2003	2004	2003
Net (loss) income as reported	$(1,035)	$202	$(900)	$405

Add: Compensation expense under APB No 25	—	—	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	28	44	83	131

Pro-forma net (loss) income	$(1,063)	$158	$(983)	$274

(Loss) earnings per common share (as reported):
Basic	$(.33)	$.07	$(.30)	$.16
Diluted*	$(.33)	$.07	$(.30)	$.16

Pro-forma (loss) earnings per common share:
Basic	$(.34)	$.05	$(.33)	$.11
Diluted*	$(.34)	$.05	$(.33)	$.11

These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

* No effect is given to dilutive securities for loss periods.

Note 9 - Recent Accounting Pronouncements

In December 2004, The Financial Accounting Standard Board (“FASB”) issued SFAS 123. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt SFAS 123 during the second quarter of fiscal year 2006. The Company is currently evaluating the impact that this pronouncement will have on its financial statements.

Note 10 - Contingencies - Loss Contract

As a result of the start up of a new long-term nation-wide enterprise maintenance contract, the Company incurred an operating loss for the three and nine months ended December 31, 2004. After the successful implementation of the initial phase, the remaining roll out schedule was accelerated. The cost of the accelerated roll out of service and certain unanticipated service delivery costs exceeded our estimates when pricing the contract. These costs were comprised of procurement of inventory, freight costs to stage the inventory where strategically necessary, increases in overtime and higher than anticipated usage of subcontractors.

The Company recorded a contract loss reserve of $300 thousand to accrue for estimated future losses on this contract. The loss reserve was estimated based upon negotiated adjustments to the contract, the estimated impact of cost containment measures the Company has implemented and estimated reductions in costs in product and parts. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on this contract. However, it is reasonably possible that the reserve for contract loss may not be adequate to cover future losses on this contract. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers including the ability to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, acts of terrorism, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Overview

We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. On September 30, 2004, we completed the acquisition of AlphaNational Technology Services, Inc. and on August 29, 2003, we completed the acquisition of Microserv, Inc., which significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

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

The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, we continue to see significant pressure in the market for state and local government contracts as a result of budget issues, political pressures and other factors beyond our control.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred.

Due to the intense competition in our industry, we must continue to expand our customer base and persist in cost reduction efforts. We also have to leverage technology to gain efficiencies in our back office. We have also concentrated on, and will continue to concentrate on cost containment, particularly within costs of services, selling, marketing and general and administrative expenses.

For this fiscal year, our priorities include:

•	expanding our customer base through our existing global service provider partners;

•	seeking new global service provider partners;

•	winning additional contracts for secure network services in government and the intelligence community; and

•	enhancing the technology we utilize to deliver cost-effective services to our growing customer base.

As a result of the start up of a new long-term nation-wide enterprise maintenance contract, we incurred an operating loss for the three and nine months ended December 31, 2004. After the successful implementation of the initial phase, the remaining roll out schedule was accelerated. The cost of the accelerated roll out of service and certain unanticipated service delivery costs exceeded our estimates when pricing the contract. These costs were comprised of procurement of inventory, freight costs to stage the inventory where strategically necessary, increases in overtime and higher than anticipated usage of subcontractors.

We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor financial performance of this contract and operating results for the three months ended December 31, 2004.

We have undertaken several cost containment measurements and modifications designed to minimize the potential for future loss on this contract on a going forward basis. We have streamlined our service delivery process, expanded our depot repair facility to repair rather than purchase new component parts and are working with our customer to modify the processes under which services are rendered to our customer. In addition we negotiated a favorable adjustment to the contract for future periods effective January 1, 2005.

We recorded a contract loss reserve of $300 thousand to accrue for estimated future losses on the contract. The loss reserve was estimated based upon negotiated adjustments to the contract, impact of cost containment measures and estimated reductions in costs in product and parts cost. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on this contract. However, it is reasonably possible that the reserve for contract loss may not be adequate to cover future losses on this contract. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.

On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc. (AlphaNational) in a merger transaction, for total consideration of approximately $2.8 million excluding the contingent earnout payment described below. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing services to a national market place. The merger consideration was comprised of cash in an amount equal to $200 thousand and notes in principal amount of $168 thousand with an interest rate of 6% per annum with a term of 18 months, 235,294 shares of our common stock having an aggregate value of $1.03 million based upon a price of $4.38. The quoted closing price of $5.10 was discounted 14% because as such shares which were not registered under the Securities Act of 1933, as amended, and are subject to transfer restrictions. The notes were adjusted from an aggregate value of $500 thousand to $168 thousand based upon the adjusted closing balance sheet of AlphaNational.

In addition, the agreement included a contingent earnout payment pursuant to which an additional $150,000 in cash or our common stock at the discretion of certain former AlphaNational shareholders. The earnout is payable if certain agreed upon financial targets are met through September 30, 2005.

Results of Operations

The following table sets forth the relative percentages of certain items of expense and earnings to revenue for the three and nine months ended December 31, 2004 and 2003, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousand, except share data)	Three Months Ended December 31,				Nine Months Ended December 31,
Results of Operations	2004	2003	Change	%	2004	2003	Change	%
Revenues	$15,605	$13,380	$2,225	17%	$43,847	$36,517	$7,330	20%

Costs	15,641	11,802	3,839	33%	40,547	32,122	8,425	26%
Percent of revenues	100%	88%			92%	88%

Gross margin	(36)	1,578	(1,614)	(102%)	3,300	4,395	(1,095)	(25%)
Percentage of revenues	—	12%			8%	12%

Selling	343	311	32	10%	1,102	892	210	24%
Percent of revenues	2%	2%			3%	2%

Marketing	52	132	(80)	(61%)	191	385	(194)	(50%)
Percent of revenues	—	1%			—	1%

General & administrative	988	783	205	26%	2,745	2,254	491	21%
Percent of revenues	6%	6%			6%	6%

Abandonment of facility	—	—	—	—	179	—	179	100%
Percent of revenues	—	—	—	—	—	—	—	—

Total selling, marketing and general & administrative expense & impairment charge	1,383	1,226	157	13%	4,217	3,531	686	19%
Percent of revenues	9%	9%			10%	10%

Operating (loss) income	(1,419)	352	(1,771)	(503%)	(917)	864	(1,781)	(206%)
Percent of revenues	(9%)	3%			(2%)	2%

Interest expense	(163)	(130)	33	25%	(462)	(419)	43	10%

Income (loss) before income tax	(1,582)	222	(1,804)	(812%)	(1,379)	445	(1,824)	(409%)

Income tax expense (benefit)	(547)	20	(567)	N/M	(479)	40	(519)	N/M

Net (loss) income	$(1,035)	$202	$(1,237)	$(612%)	$(900)	$405	$(1,305)	(322%)

Earnings (loss) per share – basic	$(.33)	$.07			$(.30)	$.16

Earnings (loss) per share – diluted	$(.33)	$.07			$(.30)	$.16

Weighted average number of common shares outstanding

Basic	3,166,589	2,910,412			3,002,254	2,547,987
Diluted*	3,238,421	2,992,127			3,052,128	2,598,111

N/M = not meaningful

* No effect is given to dilutive securities for loss periods.

Revenues

Revenues are generated from the sale of high availability enterprise maintenance services, technology deployment and secure network services. Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

The composition of revenues for:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Amounts in
thousands)	2004	2003	Change	%	2004	2003	Change	%
Services	$14,998	$12,505	$2,493	20%	$41,494	$32,622	$8,872	27.2%
Product	607	875	$(268)	(31%)	2,353	3,895	(1,542)	(60%)

Total Revenue	$15,605	$13,380	$2,225	17%	$43,847	$36,517	$7,330	20%

Revenues for the three months ended December 31, 2004 increased 17%, or $2.2 million, to $15.6 million from $13.4 million for the three months ended December 31, 2003. For the nine months ended December 31, 2004, revenues increased 20%, or $7.3, million from $36.5 million to $43.8 million compared to the same period ended December 31, 2003.

Revenues from services for the three months ended December 31, 2004 increased 20%, or $2.5 million, to $15.0 million from $12.5 million for the three months ended December 31, 2003. For the nine months ended December 31, 2004, services revenue increased 27%, or $8.8 million, to $41.4 million compared to $32.6 million for the comparable period ended December 31, 2003. The revenue growth for the three and nine month periods was due primarily to the start of several new contracts in both high availability maintenance services and secure network services, which was partially offset by decreased product sales.

Product sales for the three months ended December 31, 2004 decreased $268 thousand, or 31%, from $875 thousand to $607 thousand for the three months ended December 31, 2003. Product sales for the nine months ended December 31, 2004 decreased 60%, or $1.5 million, to $2.4 million from $3.9 million for the nine months ended December 31, 2003. The decrease is a result of intense competition in the product marketplace, a declining rate of orders and lower margins. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any increases in product sales in future periods.

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

On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, generating a negative impact on profit margins.

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

Costs were comprised of the following components:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Amounts in thousands)	2004	2003	Change	%	2004	2003	Change	%
Direct costs	$14,185	$10,396	$3,789	37%	$37,122	$28,821	$8,301	29%
Indirect costs	1,456	1,406	50	4%	3,425	3,301	124	4%

Total costs	$15,641	$11,802	$3,839	33%	$40,547	$32,122	$8,425	26%

Total costs for the three months ended December 31, 2004 increased to $15.6 million from $11.8 million for the same period in 2003, an increase of 33%. For the nine months ended December 31, 2004 total costs increased $8.1 million, or 26%, to $40.5 million from $32.1 for the same period in 2003. As further discussed below, the increase in costs was attributed to start-up costs related to new contracts and increased personnel costs associated with increases in secure network services revenue.

Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended December 31, 2004, direct costs increased $3.8 million, or 37%, to $14.2 million from $10.4 million for the three months ended December 31, 2003. For the nine months period ended December 31, 2004, the increase was 29%, or $8.3 million, to $37.1 million compared to $28.8 million for the same period ended December 31, 2003. The increase in cost of services was attributable to start-up costs related to the commencement of a long-term nationwide enterprise maintenance contract and higher costs associated with increases in secure network services revenue.

The additional start-up costs were comprised principally of additional freight, parts consumed, travel, increased labor and overtime and increased use of subcontractors. Many of these expenses were one-time in nature, such as freight costs incurred to stage the inventory, initial parts costs and non-recoverable labor incurred in hiring and training staff. Other increased costs are initially incurred at the start of a new contract which are more difficult to measure, such as increased repair times due to becoming familiar with new product sets and higher call volumes which are inherent when one switches service providers. We negotiated a favorable adjustment to the contract value for future periods effective January 1, 2005. In addition, we recorded a contract loss reserve of $300 thousand for estimated future losses related to this contract. The loss reserve was estimated based upon negotiated adjustments to the contract, impact of cost containment measures and estimated reductions in costs in product and parts. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on this contract. However, it is reasonably possible that the reserve for contract loss may not be adequate to cover the future loss on this contract. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.

Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $50 thousand from $1.4 million for the three months ended December 31, 2003 to $1.45 million for the three months ended December 31, 2004. For the nine months ended December 31, 2004, indirect costs increased 4%, or $124 thousand, from $3.3 million for the nine months ended December 31, 2003 to $3.4 million for the nine months ended December 31, 2004.

Gross Margin

The startup and accelerated rollout and certain unanticipated service delivery of a material new long-term nation-wide enterprise maintenance contract costs had exceeded our expectations, which caused direct costs to increase significantly. This has negatively impacted our gross margins.

As a percentage of revenues, gross margin was 0%, for the three months ended December 31, 2004 and 12%, for the same period ended December 31, 2003. For each of the nine month periods ended December 31, 2004 and 2003, gross margin was 8% and 12% respectively. The decrease in gross margin as a percentage of revenue during the three and nine months ended December 31, 2004 was primarily due to initial start-up costs associated with the commencement of a new long-term nation-wide enterprise maintenance contract.

We expect that the continued shift from product sales towards long-term service contracts will have a positive effect on our gross margins, and for such margins to improve as we continue to increase our enterprise maintenance solutions service base.

Selling Expense

Selling expense for the three months ended December 31, 2004 was $343 thousand compared to $311 thousand for the three months ended December 31, 2003, an increase of $32 thousand. For the nine months ended December 31, 2004 and December 31, 2003, selling expense was $1.1 million and $892 thousand, respectively, a 24% increase. The increase in selling expense during both periods was a result of higher commissions on new sales revenue.

Marketing Expense

Marketing expense for the three months ended December 31, 2004 versus December 31, 2003 was $52 thousand compared to $132 thousand, respectively. Marketing expense for the nine months ended December 31, 2004 versus December 31, 2003 was $191 thousand compared to $385 thousand, respectively. The decrease was the result of reduced marketing efforts.

General and Administrative

Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.

For the three months ended December 31, 2004, general and administrative expense increased when compared to the three months ended December 31, 2003 from $783 thousand to $988 thousand, an increase of $205 thousand, or 25%. For the nine months ended December 31, 2004 compared to December 31, 2003, expenses increased 21%, or $491 thousand, to $2.7 million from $2.3 million. The increase in general and administrative expense was attributable to higher professional fees, occupancy costs, travel, increased legal expense due to routine litigation, and costs related to the acquisition of AlphaNational. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.

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

Operating (Loss) Income

For the three months ended December 31, 2004, we incurred an operating loss of $1.4 million compared to operating income of $374 thousand for the three months ended December 31, 2003. For the nine months ended December 31, 2004 we incurred an operating loss of $917 thousand compared to operating income of $864 thousand for the nine month period ended December 31, 2003. The loss for the three months ended December 31, 2004 was primarily a result from the loss associated with the new long-term nationwide enterprise maintenance contract. For the nine months ended December 31, 2004 the operating loss resulted from the loss on the new long-term nationwide enterprise maintenance contract previously discussed and the abandonment of certain office space.

Interest Expense

Interest expense for the three and nine months ended December 31, 2004 and 2003 was $163 thousand and $130 thousand, respectively. Interest expense for the nine months ended December 31, 2004 and 2003 was $462 thousand and $419 thousand, respectively. The increase was the result of slightly higher borrowings as compared to the prior periods.

Income Tax Expense

For the three months ended December 31, 2004, we recorded an income tax benefit of $547 thousand compared to an income tax expense of $20 thousand for the comparable period in 2003. We recorded a tax benefit of $479 thousand for the nine months ended December 31, 2004 compared to an income tax expense of $40 thousand for the comparable period in 2003.

Net (Loss) Income

For the three months ended December 31, 2004, the net loss was $1.0 million compared to net income of $202 thousand for the comparable period in 2003. For the nine months ended December 31, 2004, the net loss was $900 thousand compared to net income of $405 thousand for the comparable period in 2003, a decrease of $1.4 million. As discussed above, the primary reason for the reduction in income for the three and nine months ended December 31, 2004 was the loss on the start-up of a long-term nation-wide enterprise maintenance contract and the charge for abandonment of a facility.

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

We serve our customer base by providing a broad range of enterprise maintenance solutions. This industry has been characterized by rapid technological advances that have resulted in intense competition and aggressive pricing practices, which also impacts the pricing of our service activities. Our operating future results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations, the ability to accurately estimate costs in bidding on new contracts and manage costs in carrying out such contracts and the presence of competitors with greater financial and other resources than ours. Also, our operating results could be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes intensified marketing efforts, an expanded national sales program, foregoing strategic alliances and, where appropriate, acquisitions that expand market share. There can be no assurances that these efforts will be successful, or if successful of the timing thereof.

Liquidity and Capital Resources

On November 8, 2004 we renewed our revolving credit agreement with a commercial bank, increasing the amount of available credit from $9.0 million to $12.0 million. The loan has a two year term and maturity date of November 7, 2006. The amounts outstanding under the revolving credit agreement bear interest at the bank’s prime rate plus 1/4%. Advances under the revolving credit agreement are collateralized by a first priority security interest in all of our assets as defined in the revolving credit agreement. The amount available to be borrowed under the revolving credit agreement is determined by applying stated percentages to the eligible receivables. At December 31, 2004, $9.7 million was outstanding under the revolving credit agreement and an additional $2.3 million was available to us. The interest rate at September 30, 2004 was 5.0%. The revolving credit agreement contains covenants including debt service coverage, current ratio, and net worth ratio.

The new revolving credit agreement prohibits the payment of dividends or distributions, as well as limits the payment of principal or interest on our subordinated debt.

We were not in compliance with certain covenants under the revolving credit agreement at December 31, 2004. The bank has waived the compliance requirements of these covenants as of and through December 31, 2004. There are no assurances that the bank will waive any future noncompliance with the covenants. Accordingly, the Company has reclassified the associated debt as a current liability on the accompanying December 31, 2004 balance sheet. Historically, the debt had been classified as long-term and management believes that this debt will again be classified as long-term in future periods if the company and the bank enter into an amendment to the revolving credit agreement to revise certain financial covenants. We are currently engaged in negations with our lender to reach such an agreement. There is no assurance that an agreement will be reached.

On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc. (AlphaNational) in a merger transaction, for total consideration of approximately $2.8 million, excluding the contingent earnout payment described below. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing service to the national market place. The merger consideration was comprised of:

     (i) 235,294 shares of our common stock having an aggregate value of $1.03 million based upon the closing price of $4.38 on September 30, 2004, cash in an amount equal to $200 thousand and notes in an aggregate principal amount of $168 thousand with an interest rate of 6% per annum with a term of 18 months.

     (ii) A contingent earnout payment pursuant to which an additional $150 thousand in cash or our common stock at the discretion of certain former AlphaNational shareholders. The earnout is payable if certain agreed upon financial targets are met over the next 12 months ended September 30, 2005.

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

Our subordinated debt agreements with the Arch C. Scurlock Children’s Trust and Nancy M. Scurlock (which are affiliates), totaled $2.4 million at September 30, 2004. Concurrent with the renewal of our revolving credit agreement, the principal repayment and interest payable on the subordinated debt agreements have been extended to November 7, 2006. At September 30, 2004, the affiliates held our 7% convertible subordinated note dated January 27, 1998 with an outstanding balance of $400 thousand and 8% promissory notes with an outstanding principal balance of $2.0 million.

During fiscal year 2004, in conjunction with the private placement of $1.2 million and following receipt of approval from the bank, we made principal repayments of $1.6 million on the 7% subordinated note.

Interest expense on subordinated debt accrues on a current basis. During the quarter ended December 31, 2004, after receiving a waiver from the bank, we made payments of $75 thousand for the interest accrued on the subordinated debt.

Capital expenditures for the nine months ended December 31, 2004 and December 31, 2003 were $599 thousand and $297 thousand, respectively.

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

The information below summarizes our sensitivity to market risks as of December 31, 2004. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2004 contains descriptions of funded debt and should be read in conjunction with the table below.

	Period Ending	Fair Value
	December 31,	December 31,
(Amounts in thousands)	2004	2004
Debt obligations

Revolving credit agreement at the prime rate plus 1/4%.
Due November 7, 2006. Average interest rate of 5.00%.	$9,698	$9,698

7% convertible subordinated note payable to affiliate due November 7, 2006.	400	400

8% subordinated notes payable to affiliate due November 7, 2006.	2,000	2,000

5% notes issued to former Microserv shareholders	494	494

6% notes issued to former AlphaNational shareholders	168	168

Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	27	27

Total fixed rate debt	3,089	3,089

Total debt	$12,787	$12,787

At December 31, 2004, we had $12.8 million of debt outstanding of which $3.1 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.

We conduct a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”), as of the end of the period covered by this Form 10-Q (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports it files or submits under the Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission’s rules and forms.

There were no changed in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

There are no material pending legal proceedings to which we are a party. From time to time, we are engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

HALIFAX CORPORATION

(Registrant)

Date: February 22, 2005	By:	/s/ Charles L. McNew

Charles L. McNew President & Chief Executive Officer
(principal executive officer)

Date: February 22, 2005	By:	/s/ Joseph Sciacca

Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)