Form 10-K
period 2005-03-31
HALIFAX CORP
filed 2005-07-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

           (Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004 was $12,263,464 computed based on the closing price for that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30,2005
Common Stock
$0.24 par value	3,172,206

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant’s 2005 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2005, are incorporated by reference into Part III. Notwithstanding such incorporation, the Audit Committee Report, Compensation Committee Report and the graph showing performance of our stock and other information in the 2005 Proxy Statement that is not required to be included in Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including difficulties to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contract with fixed price provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions, continued favorable banking relationships, the availability of capital to finance operations and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, our ability to focus on and grow our core business, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Item 1. Business

Halifax Corporation (“Halifax” or the “Company”, “we”, “our”, or “us”), headquartered in Alexandria, Virginia provides a comprehensive range of enterprise maintenance services and solutions to a broad base of clients throughout the United States and prior to June 30, 2005, we also provided secured network services to the Department of Defense (“DOD”) and the intelligence community. On June 30, 2005, we sold our secure networks services business to enable us to focus our resources on our core business of high availability enterprise maintenance solutions. We provide 7x24x365 technology solutions that can meet stringent enterprise service requirements. For more than 36 years, we have been known for quality and reliability in service delivery to our customers.

Sale of Secure Network Services Business

On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, subject to adjustments described in the asset purchase agreement based on the net assets of the business on the date of closing. The asset purchase agreement provides that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of our indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to us eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation we have to INDUS Corporation if the novation of the Key Contract from us to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, we will be obligated to pay to INDUS Corporation an amount equal $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. We will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million serves as security for a payment obligation we have to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. In addition, INDUS Corporation has certain rescission rights. First, if the government customer to the Key Contract rejects the novation of such Key Contract on or before the six month anniversary of the date of the asset purchase agreement and the government customer takes action to preclude us from providing INDUS Corporation with the economic benefit of such Key Contract (whether by subcontract or otherwise), INDUS Corporation may rescind the entire sale transaction in lieu of being paid the $2.0 million amount referenced above. Second, if we are unable to provide INDUS Corporation with evidence of the government’s approval of the assignment to INDUS Corporation to a material contract (other than the Key Contract) on or before a date roughly six months from the date of closing, INDUS Corporation may rescind the transaction. The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of Secure Network Services Business.”

The description of the sale described in this Annual Report on Form 10-K does not purport to be complete and is qualified in its entirety by reference to the asset purchase agreement, which is filed as an exhibit to this Annual Report on Form 10-K. The asset purchase agreement is included to provide investors and security holders with information regarding its terms. It is not intended as an exhibit to this Annual Report on Form 10-K to provide any other factual information about our company. The asset purchase agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the asset purchase agreement. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of the asset purchase agreement and are modified in important part by the underlying disclosure schedules. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the asset purchase agreement, which subsequent information may or may not be fully reflected in our public disclosures.

In connection with the asset purchase agreement, we also transferred to INDUS Corporation all of our right, title and interest in and to our Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that we entered into with one federal agency pursuant to the Contract. Since we have a need to utilize the Contract and BPA in connection with businesses that we have retained, we will enter into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as we are awarded a new Federal Supply Service Information Technology Contract.

The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of our assets at March 31, 2005.

We estimate the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.0 million. The recognition of the gain on the sale of the secure network services business is subject to certain contingencies, and as such, the gain will be deferred until the contingencies are resolved.

We expect that we will use approximately $9.0 million of the proceeds from the sale of the secure network services business to repay indebtedness and accrued interest and the remainder of the proceeds will be used for working capital purposes.

Amended and Restated Loan and Security Agreement

On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the agreement. The amount available under the agreement remains at $12.0 million. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). For more information on our amended and restated loan and security agreement see “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Amendments to 8% Promissory Notes and 7% Convertible Subordinated Debentures

On June 29, 2005, we amended our 8% promissory notes and 7% convertible subordinated debentures to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of the second amended and restated loan and security agreement. The holders of the 8% promissory notes and 7% convertible subordinated debentures are The Arch C. Scurlock Children’s Trust (the “Children’s Trust”) and Nancy M. Scurlock. Both are greater than 10% shareholders of our common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Gover, a trustee of the Children’s Trust are our directors. Subject to the prior approval of Provident Bank, which has been obtained, we agreed to make principal and accrued interest payments on the 8% promissory notes and 7% convertible subordinated debentures aggregating $1.5 million. We intend to utilize a portion of the proceeds from the sale of our secured network services business to make these payments to the holders of our 8% promissory notes and 7% convertible subordinated debentures.

Our Business

We are a nation-wide, high-availability, multi-vendor enterprise maintenance services and solutions provider for enterprises, including businesses, global service providers, governmental agencies and other organizations.

Our principal services are high availability hardware maintenance services and technology deployment and integration. Prior to June 30, 2005 our services also included secure network services.

We were incorporated in 1967 under the laws of the Commonwealth of Virginia. We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 750-2202, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com a link to our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, on the SEC’s website. The information on the website listed above is not and should not be considered part of this Form10-K and is not incorporated by reference in this document. This website is and only is intended to be an active textual reference.

Our strategy is to build our position as an innovative leader in the high availability enterprise maintenance solutions marketplace. We currently have the following key business focuses:

•	High Availability Maintenance Services

7 days a week, 24 hours a day, 365 days a year, multi-vendor support for nationwide customers with demanding service level requirements

•	Technology Deployment and Integration Services

Nationwide deployment and integration support services

High Availability Maintenance Services

We provide our clients with a comprehensive high availability enterprise maintenance solution through a single point of contact. Our service offerings include high availability enterprise maintenance services customized to specific customer needs for 7 days per week, 24 hours per day, 365 days per year (7x24x365) support on a nationwide basis, life cycle management of client desktop environment and equipment, moves and changes, and providing personnel with security clearances to support certain governmental agencies. Clients are offered a unique mix of proven nationwide coverage, multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a customized solution that meets all of our customers’ enterprise maintenance requirements while reducing their costs.

We provide our maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 7x24x365 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports the enterprise maintenance clients. Halifax is an authorized service provider for many major manufacturers, including IBM, Hewlett Packard, Dell, Gateway and Lexmark.

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

Our seat management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:

-	Reduce our clients’ total cost of ownership

-	Improve service levels and response times

-	Reduce the administrative costs for procurement

-	Increase user productivity through decreased downtime

-	Amortize costs across thousands of users

-	Focus IT staff on core responsibilities

-	Eliminate the time and expense of storage, sale, and disposal of surplus equipment

-	Simplify accounting with one report, one invoice, and one charge per user

-	Create a single source of accountability for all PC desktop hardware, software, and services

Secure Network Services

Prior to June 30, 2005, we served the needs of various sectors of the Federal government related to communication services in voice, data, and video primarily for secure environments. We provided installation, engineering, maintenance and logistics support for our clients’ projects. Our principal customers included the DOD and U.S. Army and the intelligence community. Orders were typically placed with us using multi-task support contracts. We also provided these services on a subcontract basis to several system integrators for the federal marketplace.

Our highly trained communications professionals were experienced in the installation of local area networks and wide area networks. Most of these communications professionals had current/active security clearances with major federal agencies.

Acquisitions

On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc., referred to as AlphaNational, in a merger transaction, for total consideration of approximately $2.4 million excluding the contingent earn out payment described below. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing services to a national market place. The merger consideration was comprised of cash in an amount equal to $200 thousand and notes in principal amount of $168 thousand with an interest rate of 6% per annum with a term of 18 months, liabilities assumed of approximately $623 thousand, 235,294 shares of our common stock having an aggregate value of $1.03 million based upon a price of $4.38 and fees and other related costs of approximately $379 thousand. The quoted closing price of $5.10 was discounted by 14% as such shares were not registered under the Securities Act of 1933, as amended, and are subject to transfer restrictions. The notes were adjusted from an aggregate value of $500 thousand to $168 thousand based upon the adjusted closing balance sheet of AlphaNational.

In addition, the agreement included a contingent earn out payment pursuant to which an additional $150,000 in cash or our common stock at the discretion of certain former AlphaNational shareholders. The earn out is payable if certain agreed upon financial targets are met through September 30, 2005.

On August 29, 2003, we completed the acquisition of Microserv, Inc., an enterprise maintenance solutions company located in Seattle, Washington. The acquisition expanded our geographic base and strengthened our nationwide service delivery capabilities, as well as added a number of prestigious customers.

Types of Customers

The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion):

	Years Ended March 31,
(Amounts in thousands)
	2005		2004		2003
State/Municipal	$9,791	16%	$16,626	34%	$17,326	34%

Commercial	38,636	62%	21,812	44%	20,965	42%

Federal Government	13,579	22%	11,099	22%	12,127	24%

Total	$62,006	100%	$49,537	100%	$50,418	100%

A portion of our revenues have historically been derived from contracts and subcontracts with the Federal government. In fiscal years 2005, 2004 and 2003, we received revenues from 10 government contracts. With the sale of our secure network services business as of June 30, 2005, we no longer have the economic benefit of these contracts and subcontracts. The secure network services business comprised approximately $13.5 million, or 22%, of our revenues and $9.5 million, or 19% of our revenues, and $11.4 million, or 22% of our revenues for the fiscal years ended 2005, 2004 and 2003.

We continue to work towards expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. State/municipal government contracts may increase as a result of privatization opportunities.

Our ability to successfully compete for federal and state and local government contracts is largely dependent on recognizing government requirements and opportunities, the submission of timely and responsive proposals, and a reputation for the successful completion of government contracts. Government contracts are subject to a bidding process, which is subject to competitive market pressures and time delays, and are not necessarily awarded on the basis of the lowest price.

Types of Contracts

We perform services under time-and-material, fixed unit-price, subcontracts, and general services administration (GSA) schedule contracts. For time-and-material contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed unit-price contracts, we are paid an agreed-upon price per unit for services rendered. Under fixed unit-price contracts and time-and-material contracts, we bear any risk of increased or unexpected costs that may reduce our profits or cause us to sustain losses. When we are selected under a GSA schedule contract, to provide products or services, revenues are recognized upon delivery of the product or services.

For the three years ended March 31, 2005, 2004 and 2003, approximately 90%, 90%, and 97%, respectively, of our revenues received were from fixed unit-price revenues contracts.

All government contracts are subject to termination at the convenience of the government. If a contract were to be terminated for convenience, we would be reimbursed for allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. While we operate under the risk that such terminations may occur, such terminations had been rare.

Prior to June 30, 2005, many of our Federal government contracts were performed under indefinite delivery/indefinite quantity contracts.

Historically, our Federal government, state and local contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the government’s requirements or budgetary restrictions. A portion of our sales to the government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who had the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we would serve as a subcontractor. If prime contractors lost existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we teamed with them, our government business would be adversely impacted.

Contracts with the government are generally complex in nature and require us to comply with numerous Federal regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and many other matters. We have not experienced any material difficulties in complying with applicable Federal regulations.

We are sensitive to the present climate in the government with respect to fraud, waste and abuse, and had adopted a Code of Business Ethics and Standards of Conduct and associated procedures. In addition, all employees receive training in business ethics and associated procedures, and a hotline had been established to encourage reporting of potential ethical violations.

Our books and records were subject to audit by the Defense Contract Audit Agency “DCAA”, which could have resulted in adjustments to contract costs and fees. Audits by DCAA have been completed for years through fiscal year 1999 with minimal adjustment to our cost accounting records.

As a result of the sale of our secure network services business which was completed on June 30, 2005, we no longer have any the economic benefit of Federal government contracts.

Our primary offices include locations in:

•	Alexandria, Virginia;

•	Harrisburg, Pennsylvania;

•	Richmond, Virginia;

•	Trenton, New Jersey;

•	Charleston, South Carolina;

•	Seattle, Washington; and

•	Ft. Worth, Texas.

Prior to June 30, 2005, we also maintained an office in Frederick, Maryland.

Accounts Receivable

Trade accounts receivable at March 31, 2005 and 2004 represented 37% and 35% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenues earned with future payments due from the customer for which invoices will not be presented until a later period. Included in our accounts receivable at March 31, 2005 was $2.8 million or 22% of accounts receivable related to our secure network services business which was sold on June 30, 2005.

Backlog

Our funded backlog for services as of March 31, 2005, 2004 and 2003 was $64.9 million, $47.9 million and $50.6 million, respectively. Of the $64.9 million of backlog at March 31, 2005, approximately 50% is expected to be recognized during the next fiscal year. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the Government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance. Excluding the backlog from our secure network services business as a result of its sale completed on June 30, 2005, our backlog would have been approximately $39.6 million.

Marketing

Our direct sales and marketing organization is focused on delivering additional services and solutions to our targeted markets and current client base. Our marketing efforts have focused on increasing brand awareness, enhancing bid and proposal capabilities, producing targeted sales aids, identifying high potential sales leads, and engaging in other public relations activities.

We deliver services and solutions through a variety of distribution channels. We have developed strong partnership alliances with certain global services providers, OEM’s and system integrators. We have also developed several direct relationships with commercial, federal, state and local customers.

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

Personnel

On March 31, 2005, we had 581 employees, of whom 68 were part-time and 14 were temporary employees. Of the 581 employees, 134 employees were employed in our secure network services business which was sold on June 30, 2005. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. On one of our government contracts our employees were members of a union. As of March 31, 2005, we believe our relations with the union were excellent. Management believes that the future growth and our success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.

Risk Factors

We have an operating loss in fiscal 2005, and continued losses may negatively impact our financial position and value of our common stock.

We incurred a net loss in fiscal 2005 of $1.4 million. The primary reasons for the loss were expenses associated with a new long-term, nation-wide, enterprise maintenance contract, increases in our allowance for inventory obsolescence, and the abandonment of certain office space. We may not be able to generate sufficient new business to replace the revenues derived from the secure network services business sold on June 30, 2005, adequately contain costs or expand our existing business in order to regain profitable operations.

We will continue to incur expenses in operating our business. As we focus on our core business, there are no assurances that our cost containment efforts will be successful in curbing expenses or that we will be able to accurately estimate start-up costs and expenses associated with new contracts. If we incur expenses at a greater pace than our revenues, we could incur additional losses. If we continue to experience losses, our financial position could be negatively impacted and the value of our common stock may decline.

Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.

We have a number of major customers. Our largest customer accounted for 15%, 14%, and 15% of our revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Through the aggregation of multiple contracts, our largest customer during fiscal year ended March 31, 2005 was IBM Global Services. Our five largest customers collectively accounted for 63%, 56% and 57% of revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Revenues from services rendered to the Federal government accounted for 22%, 22% and 24% of our revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. As of June 30, 2005, as a result of the sale of our secure network services business, we no longer have the economic benefit of any material contracts or subcontracts providing services to the Federal government. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results. As a result of the sale of our secure network services business, there can be no assurances that we can replace the revenue stream with other new business.

If we experience a decline in cash flow or are unable to maintain compliance with the covenants contained in our revolving credit facility, our ability to operate could be adversely affected.

If either cash flow from operations decline in value or borrowings under our revolving credit agreement become unavailable, our ability to operate could be adversely affected. In addition, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Additional funds, if needed, to help fund start-up costs related to a major new contract may not be available. We were not in compliance with the terms of our revolving credit facility at December 31, 2004 and March 31, 2005as we failed to meet certain financial covenants. In both instances we requested and received waivers from our bank. On June 29, 2005 our revolving credit agreement was amended to adjusting the covenants such that we are in compliance with the covenants as of March 31, 2005 and to extend the maturity of the agreement to June 30, 2007. We view our revolving credit facility as a critical source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. There is no assurance that we will be in compliance with these conditions, covenants and representations. Although we believe our relationship with our bank is satisfactory and we have requested and received waivers in the past for non-compliance with the financial covenants of our revolving credit agreement, there are no assurances that the bank will waive these covenants in the future.

We operate in a highly competitive market. If we are unable to offer competitive products and services, our business may be adversely affected.

We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and a larger technical staff than us, including, in some cases, the manufacturers of the systems being supported and others are small companies within a regional market or market niche. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by us. It is not possible to predict the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments and other factors.

The industry in which we operate has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Also, our operating results could be adversely impacted should we be unable to achieve the revenues growth necessary to provide profitable operating margins in various operations.

Our operating results may be adversely affected because of pricing pressures brought about by competition, proprietary technology that we are unable to support, presence of competitors with greater financial and other resources or other factors beyond our control.

Our revenues and results of operations may vary period to period, which may cause the common stock price to fluctuate.

Our quarterly and annual revenues and results of operations may vary significantly in the future due to a number of factors, which could cause the common stock price to fluctuate greatly. Factors that may affect our quarterly and annual results include but are not limited to:

•	changes in economic conditions;

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

•	competitive pricing pressure;

•	lengthening sales cycles;

•	obsolescence of technology;

•	increases in prices of components used to support our enterprise maintenance solutions;

•	loss of material contracts; and

•	the success of our business strategy in providing improved operating results.

Unfavorable economic conditions and additional costs associated with a new long-term nation-wide enterprise maintenance contract have adversely affected our results of operations and led to a decline in our growth rates. Our business was negatively affected by the economic slowdown and reductions in spending by our customers in 2005 and 2004. The rate at which the portions of our industry improve is critical to our overall performance.

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

Our revenues for future periods are expected to decrease as a result of the sale of our secured networks services business which was completed on June 30, 2005. As a result, there can be no assurances that we will be able to return to profitable operations.

We depend on recurring long-term contracts for services from a limited number of large original equipment manufacturers, or OEMs, partners and end users. Our agreements with OEMs are in the form of master service agreements and are typically cancelable, non-exclusive and have no minimum purchase requirements.

Factors beyond our control, including political, state and federal budget issues, price and other factors may have an impact on our ability to successfully retain contracts.

If we are unable to generate sufficient revenues, we may have to further down size.

On June 30, 2005, we sold our secure network services business. For the past three fiscal years ended March 31, 2005, 2004 and 2003, the secure network services business generated revenues of $13.5 million, $9.4 million, and $11.4 million, respectively. Contribution to overhead was $2.2 million, $1.2 million and $1.3 million for fiscal years 2005, 2004 and 2003. If we are unable to generate sufficient new business to replace the business sold, we may be forced to consolidate our operations to reduce operating expense sufficiently to regain profitable operations. There can be not assurances that we will be able to generate sufficient new business or that cost containment measures in place will be adequate to regain profitability in the future.

If we are unable to retain and attract highly qualified personnel to fulfill our contract obligations, our business may be harmed.

Our most important resource is our employees. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services.

We are subject to risks related to fluctuations in interest rates.

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

We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include, purchasing equipment and hiring personnel. For example, contracts may not fund program start-up costs and we may be required to invest significant sums of money before receiving related contract payments. Additionally, any resulting cash shortfall could be exacerbated if we fail to either invoice the customer or to collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:

•	could increase our vulnerability to general adverse economic and industry conditions;

•	will require us to dedicate a substantial portion of our cash flow from operations to service payments on its indebtedness; reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of its growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in its business and industry, which may place us at a competitive disadvantage compared with competitors; and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to a major new contract would be available or, if available on terms advantageous to us.

Some of our contracts contain fixed-price provisions that could result in decreased profits if we fail to accurately estimate our costs.

Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that it will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor and related expenses over the term of the contract; however, it is difficult to predict what these costs will be, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows. One of the factors contributing to the loss we incurred for the year ended March 31, 2005, on the start of a new long-term nation-wide enterprise maintenance contract, was underestimating failure rates on certain pieces of equipment, which resulted in increased parts and labor cost.

If we fail to accurately estimate our future costs under our government contracts, we incur losses fulfilling our obligations under such contracts.

Our business depends in large part on our ability to efficiently perform our obligations under various government contracts. A significant portion of our total revenue from our enterprise maintenance services is derived from firm-fixed price contracts related to specific task orders with federal and state government entities and are subject to a number of conditions. A firm-fixed price contract requires that the specified product and/or service be provided for a negotiated price, irrespective of cost. Therefore, the financial success of a firm-fixed price contract is dependent upon the accuracy of its cost estimates made during contract negotiations. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.

If we are unable to effectively and efficiently reduce costs and replace the revenues lost as a result of the sale of our secure network services business, our results of operations may be adversely affected.

We have taken, and continue to take, cost reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions may in turn expose us to additional service delivery risks and have an adverse impact on our sales and profitability. We have been reducing costs and streamlining our business process throughout our organization. We have reduced our facilities, adjusted our employee population, improved our repair facilities, and reduced other costs. The impact of these cost-reduction actions on our revenues and profitability may be influenced by factors including, but not limited to:

•	our ability to complete these on-going efforts,

•	our ability to generate the level of savings we expect and/or that are necessary to enable us to effectively compete,

•	decrease in employee personnel,

•	ability to generate sufficient revenue and or reduce operating expenses to offset the contribution that was generated from the secure network services business which was sold on June 30, 2005, and

•	the performance of other parties under arrangements on which we rely to support parts or components.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers .

During fiscal 2005, we began to evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning in fiscal year ending March 31, 2007. In this regard, management has been dedicating internal resources to (i) assess and document the adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. During 2006, we will continue our efforts to address this issue and engage outside consultants as necessary to validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. To date, we have identified certain issues in the design and operating effectiveness of our internal controls over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.

If we make future acquisitions of companies, technology and other assets that involve numerous risks such as difficulty integrating acquired companies, technologies and assets or generating an acceptable return on its investments.

If we pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of its markets, enhance its technical capabilities, or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current shareholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Mergers and acquisitions of companies in our industry and related industries are inherently risky, and no assurance can be given that our acquisition strategy will be successful, that we will have the resources to pursue this strategy, and will not materially adversely affect its business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products or services, there can be no assurance that product enhancements will be made in a timely fashion or that all preacquisition due diligence will have identified all possible issues that might arise with respect to such products or services.

We do not expect to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock during fiscal 2003, 2004 and 2005 and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Shareholders of our common stock may face a lack of liquidity.

Although our common stock is currently traded on the American Stock Exchange, given the fact that our common stock is thinly traded, there can be no assurance that the desirable characteristics of an active trading market for such securities will ever develop or be maintained. Therefore, each investor’s ability to control the timing of the liquidation of the investment in our common stock will be restricted and an investor may be required to retain his investment in our common stock indefinitely.

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

Our share price has been volatile due, in part, to the general volatile securities market. Factors other than our operating results may affect our share price may include the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners, and the sale or purchase of large amounts of our common stock.

Provisions in our corporate charter documents could delay or prevent a change in control.

Our Articles of Incorporation, as amended, and Bylaws, contain certain provisions that would make a takeover of our company more difficult. Under our Articles of Incorporation, as amended, we have authorized 1,500,000 shares of preferred stock, which the Board of Directors may issue with terms, rights, preferences and designations as the Board of Directors may determine and without the vote of shareholders, unless otherwise required by law. Currently, there are no shares of preferred stock issued and outstanding. Issuing the preferred stock, depending on the rights, preferences and designations set by the Board of Directors, may delay, deter, or prevent a change in control of us. Issuing additional shares of common stock could result in a dilution of the voting power of the current holders of the common stock. This may tend to perpetuate existing management and place it in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

Item 2. Properties

After giving affect to the sale of the secure network services business as of June 30, 2005, we had obligations under 16 short-term facility leases associated with our operations. Total rent expense under existing leases was $1.13 million, $782 thousand and $632 thousand for the years ended March 31, 2005, 2004 and 2003, respectively. See Note 12 to the Consolidated Financial Statements. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Ft. Worth, TX, and Seattle, WA. Prior to June 30, 2005 we also had an office in Frederick, Md.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4-A. Executive Officers of the Registrant

The key executive officers of the Company are:

Charles L. McNew, age fifty-three is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice president and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and then Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Masters in Business Administration from Drexel University and a BS in accounting from Penn State.

Joseph Sciacca, age fifty-two, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to us prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm.

Hugh Foley, age fifty-three, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for our seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined us in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining us, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne.

James L. Sherwood, IV, age sixty-three, is our Vice President of Contracts and Administration. Mr. Sherwood has held his current position since 1986. He previously served as Vice President of our Facilities Services Division. He has been employed by our Company and its subsidiaries since 1978. After the completion of the sale of our secure network services business on June 30 ,2005, Mr. Sherwood became an employee of INDUS Corporation.

Jonathan L. Scott, age forty-seven, is our Senior Vice President of Sales and Marketing. Mr. Scott has held this position since our acquisition of Microserv in August 2003 where he previously served as President and Chief Executive Officer from January 2001 to August 2003 and Executive Vice President from November 1998 to December 2000. Prior to this, Mr. Scott was a principal of New Venture Associates, a firm providing strategic advisory services to early stage venture funded technology companies, which he founded, from July 1996 to October 1998. Prior to that he served in executive and sales and marketing management positions in the software industry.

Larry Whiteside, age sixty-five, is our Senior Vice President, Support Services. Mr. Whiteside joined us in October 2004 following our acquisition of AlphaNational. As the Vice President for Support Services, Mr. Whiteside is responsible for the resources required to support the delivery of on-site services in a timely and highly effective manner. Prior to joining Halifax, Mr. Whiteside served as AlphaNational’s President and Chief Executive Officer from September 1995 to September 30, 2004. Mr. Whiteside possesses 35 years of experience in the high-tech services industry. Prior to AlphaNational, Mr. Whiteside was involved in consulting services as well as serving as a Director for Data Processing Enterprises. He also spent twenty years with International Business Machines Corporation, (“IBM”), an information technology corporation, in a variety of positions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, par value $0.24, is listed on the American Stock Exchange.

At July 8, 2005, there were approximately 210 holders of record of our common stock as reported by our transfer agent and approximately 529 beneficial holders.

The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2005		Fiscal Year 2004
Fiscal Quarter	High	Low	High	Low
April — June	$4.80	$4.04	$4.49	2.91
July — Sept.	5.16	3.90	6.25	3.60
Oct. — Dec.	6.05	4.45	5.80	4.76
Jan. — March	6.01	4.17	5.20	3.95

On July 8, 2005, the closing price of our common stock on the American Stock Exchange was $4.10.

We did not declare a cash dividend in either fiscal year 2005 or 2004, and there is no assurance we will do so in future periods. Our revolving credit loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the bank. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings, for use in the operation and expansion of our business and do not anticipate paying any cash dividend in the future.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plan information.

Item 6. Selected Financial Data

The following table includes selected financial data adjusted for discontinued operations in 2001 of Halifax. Our Company’s selected consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. This historical selected financial data does not give effect to ths sale of our secure network services business on June 30, 2005.

	Years Ended March 31,
(Amounts in thousands, except share data)	2005(1)	2004(2)	2003	2002	2001
Revenues – continuing operations	$62,006	$49,537	$50,418	$49,351	$51,720

(Loss) income from continuing operations	(1,411)	4,228	648	302	(840)
Discontinued operations	—	—	—	—	244
Gain on sale of discontinued operations	—	—	—	—	1,694

Net (loss) income	$(1,411)	$4,228	$648	$302	$1,098

(Loss) income per common share – basic
continuing operations	$(.46)	$1.60	$.30	$.14	$(.42)
Discontinued operations	—	—	—	—	.12
Gain on sale on discontinued operations	—	—	—	—	.84

	$(.46)	$1.60	$.30	$.14	$.54

(Loss) income per common share – diluted
Continuing operations	$(.46)	$1.54	$.30	$.14	$(.42)
Discontinued operations	—	—	—	—	.12
Gain on sale on discontinued operations	—	—	—	—	.84

	$(.46)	$1.54	$.30	$.14	$.54

Weighted average number of shares outstanding
Basic	3,043,465	2,638,345	2,175,781	2,100,321	2,022,811
Diluted	3,094,922	2,787,656	2,212,360	2,106,478	2,022,811

Dividends per common share	$—	$—	$—	$—	$—

	At March 31,
	2005	2004	2003	2002	2001
Total Assets	$33,750	$26,491	$17,981	$20,845	$18,827

Long-term obligations	$12,144	$9,983	$10,138	$11,295	$6,886

(1)	No effect is given to dilutive securities for loss periods.

(2)	See Note 11 to the consolidated financial statements for discussion of deferred tax benefit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a nationwide, high availability, multi-vendor enterprise maintenance service and solutions provider for enterprises, including business, global services providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In September 2004, we completed the acquisition of

AlphaNational Technology Services, Inc. and in August 2003, we completed the acquisition of Microserv, Inc. These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers.

On June 30, 2005, we sold our secure network services business. We undertook this sale to leverage the valuations in federal government properties and to enable us to focus our resources and management on our core business of high availability maintenance services. The proceeds from this transaction will be used to repay approximatley $9.0 million of outstanding indebtedness and provide working capital. The sale of the secure network services business has significantly improved our balance sheet. See “- Sale of secure network services business” for more information.

We offer a growing list of services to businesses, global service providers, governmental agencies and other organizations. Our services are customized to meet each customer’s needs providing 7x24x365 service, personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexible services we offer to our customers enable us to tailor a solution to obtain maximum efficiencies within their budgeting constraints.

On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational in a merger transaction, for total consideration of approximately $2.4 million, excluding the contingent earn out payment described below. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing services to a national market place. The merger consideration was comprised of cash in an amount equal to $200 thousand and notes in principal amount of $168 thousand with an interest rate of 6% per annum with a term of 18 months, liabilities assumed of approximately $623 thousand, 235,294 shares of our common stock having an aggregate value of $1.03 million based upon a price of $4.38 and fees and other related costs of approximately $379 thousand. The quoted closing price of $5.10 was discounted 14% because as such shares which were not registered under the Securities Act of 1933, as amended, and are subject to transfer restrictions. The notes were adjusted from an aggregate value of $500 thousand to $168 thousand based upon the adjusted closing balance sheet of AlphaNational. In addition, the agreement included a contingent earn out payment pursuant to which an additional $150,000 in cash or our common stock at the discretion of certain former AlphaNational shareholders. The earn out is payable if certain agreed upon financial targets are met through September 30, 2005.

At March 31, 2004, we recorded a deferred tax asset of $3.9 million. Based upon our historical taxable income as a result of the gain on the sale of our secure network services business and estimates of future profitability, management concluded that future income will more than likely be sufficient to realize our deferred tax assets. The recording of this tax benefit had a significant positive effect on the results of operations and balance sheet.

In August 2003, we completed the acquisition of Microserv, Inc., which significantly expanded our geographic base in the western part of the US.

In July 2003, we completed a private placement of common stock and warrants in the aggregate amount of $1.2 million, to strengthen our financial position.

Primarily as a result of the costs incurred related to the start up of a new long-term nation-wide enterprise maintenance contract, we incurred an operating loss for year ended March 31, 2005. After the successful implementation of the initial phase, the remaining roll out schedule was accelerated. The cost of the accelerated roll out of service and certain unanticipated service delivery costs exceeded our estimates when pricing the contract. These costs were comprised of procurement and consumption of inventory, freight costs to stage the inventory where strategically necessary, increases in overtime and higher than anticipated usage of subcontractors. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor financial performance of this contract and operating results for the year ended March 31, 2005. We have undertaken several cost containment measurements and modifications designed to minimize the potential for future loss on this contract on a going forward basis. In addition, we negotiated a favorable adjustment to the contract effective January 1, 2005 though May 31, 2005.

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

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred. See ”Business Risk Factors – We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.”

The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.

Our goal is to return to maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry, and our ability to replace contracts which were sold in connection with the sale of the secure network services business. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, the reduction in revenue as a result of the sale of our secure network services business, industry factors and our ability to successfully increase our sales of services, accurately estimate costs when bidding on a contract, and effectively manage expenses.

We have streamlined our service delivery process, expanded our depot repair facility to repair rather than purchase new component parts and are working with our customers to modify the processes under which services are rendered to our customers.

We plan to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.

The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2005 operating results reflect the impact of this challenging environment. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with the loss of our contract with the Commonwealth of Pennsylvania in early fiscal year 2005, longevity and quality of service may have little influence in the customer decision making process.

Consolidated Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Consolidated Results of Operations for the fiscal years ended March 31, 2005, 2004 and 2003 and financial condition as of March 31, 2005 and 2004. We operate as a single business segment, whereby we provide high availability maintenance services, and technology deployment and integration for commercial and governmental clients. Prior to June 30, 2005 we provided secure network services for government clients. The results of operations do not take into account the sale of our secure network services business on June 30, 2005.

	Years Ended March 31,
(Amounts in thousands except share data)
Results of Operations	2005	2004	Change	%	2004	2003	Change	%
Revenues	$62,006	$49,537	12,469	25%	$49,537	$50,418	$(881)	(2%)

Costs of services	57,872	43,609	14,263	31%	43,609	44,200	(591)	(1%)

Percent of revenues	93%	88%			88%	88%

Gross Margin	4,134	5,928	(1,794)	(20%)	5,928	6,218	(290)	(5%)
Percent of revenues	7%	12%			12%	12%

Selling	1,530	1,254	276	22%	1,254	1,102	152	14%
Percent of revenues	2%	3%			3%	2%

Marketing	241	534	(293)	(55%)	534	652	(118)	(18%)
Percent of revenues		1%			1%	1%

General and administrative	3,725	3,086	639	21%	3,086	3,127	(41)	(1%)
Percent of revenues	6%	6%			6%	6%

Abandonment of lease	179	—	179	100%	—	—	—	—

Total operating expenses	5,496	4,874	622	13%	4,874	4,881	(7)	N/M

Percent of Revenues	9%	10%			10%	10%

Operating (loss) income	(1,541)	1,054	(2,595)	(246%)	1,054	1,337	(283)	(21%)
Percent of revenues	(2%)	2%			2%	3%

Interest expense	663	591			591	649	(58)	(9%)

Other income	—	15	(15)	—	15	20	(5)	N/M

Income before taxes	(2,204)	478	(2,682)	(430%)	478	708	(230)	(32%)

Income tax (benefit) expense	(793)	(3,750)	2,957	(79%)	(3,750)	60	3,810	N/M

Net (Loss) Income	$(1,411)	$4,228	$(5,639)	(133%)	$4,228	$648	$3,580	552%

(Loss) Earnings per share – basic	$(.46)	$1.60			$1.60	$.30

(Loss) Earnings per share – diluted	$(.46)	$1.54			$1.54	$.30

N/M = not meaningful

Revenues

Revenues are generated from the sale of high availability enterprise maintenance services, technology deployment and secure network services (consisting of professional services, seat management and deployment services, and product sales and secure network services). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer.

The components of revenues are as follows:

(Amounts in thousands)	March 31,
	2005	%	2004	%	2003	%
Revenues:

Services	$59,298	96%	$43,990	88.8%	$45,394	90.0%

Product held for resale	2,708	4%	5,547	11.2%	5,024	10.0%

Total revenues	$62,006	100.0%	$49,537	100.0%	$50,418	100.0%

Revenues increased 25%, or $12.4 million, during fiscal year 2005, compared to fiscal year 2004. During fiscal year 2005 we experienced growth in our high availability maintenance services as a result of the start-up of several new contracts, which was partially offset by decreased product sales. Included in fiscal year 2005 was the AlphaNational acquisition which was completed on September 30, 2004. In addition, we experienced significant growth in our secure network services offering as a result of continued demand from Homeland Security. Product held for resale decreased $2.8 million in fiscal year 2005 compared to fiscal year 2004. The decrease was a result of intense competition in the product marketplace, a declining rate of orders and lower margins. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions.

For fiscal year 2004 revenues decreased 2%, or $881 thousand, compared to fiscal year 2003. During fiscal year 2004, we experienced an increase in our high availability maintenance services and technology deployment activities, however this was offset by a decrease in our secure network services offering. The decline in secure network services was a result of non-recurring services in 2003 that did not materialize in 2004. Product held for resale also increased by $500 thousand during fiscal year 2004 to $5.5 million compared to $5.0 million in 2003.

The AlphaNational and Microserv acquisitions completed in September 2004 and August 2003 added several marquee accounts to our enterprise maintenance services. However, these gains were negatively affected by pricing concessions and certain lost contracts.

In fiscal year 2006, we expect our services revenues to decrease as a result of the sale of our secure network services business and continued reductions in our product sales revenues due to on-going price competition. We expect the product trends to continue downward with many of the new products being offered at lower prices and with significantly lower margins.

Revenues for the secured network services business were $13.5 million, $9.5 million and $11.4 million for fiscal years 2005, 2004 and 2003, respectfully. As result of the sale of this business on June 30, 2005, these revenues will not be recurring.

Cost of Services

Included within cost of services are direct costs, including fringe benefits, product and part costs, and other costs.

A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase in fiscal year 2006.

On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, generating a negative impact to profit margins.

The variable component of these costs are product and part costs, overtime, subcontracted work and freight. Product is broken into two categories: parts and equipment to support our service base and product held for resale. Part costs are highly variable and are dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Cost of services consists of the following components:

(Amounts in thousands)			March 31,
	2005	%	2004	%	2003	%
Services delivery and support	$49,867	86.2%	$33,989	77.9%	$36,198	82.0%

Product held for resale	2,494	4.3	5,151	11.8	4,445	10.0

Total direct costs	52,361	90.5	39,140	89.7	40,643	92.0

Indirect costs	5,511	9.5	4,469	10.3	3,557	8.0

Costs of services	$57,872	100.0%	$43,609	100.0%	$44,200	100.0%

During fiscal year 2005, our cost of services, delivery and support increased $15.8 million to $49.8 million from $33.9 million in fiscal year 2004. This increase was partially due to an increase in salaries, overtime, and subcontracted services. Also, as a result of the startup of a new long-term, nation-wide, enterprise maintenance contract, we incurred an operating loss. After the successful implementation of the initial phase, the remaining roll out schedule was accelerated. The costs associated with the accelerated roll out and certain unanticipated delivery costs were comprised of inventory, freight, costs to stage the inventory where strategically necessary, increased overtime and higher than anticipated usage of sub-contractors that exceeded our estimates. Many of these costs were one time in nature, such as freight costs incurred to stage inventory, initial parts cost and non-recoverable labor incurred in hiring and training staff. Historically, other increased costs are initially incurred at the start of a new contract that are difficult to measure, such as increased repair times due to becoming familiar with new product sets and higher call volumes which are inherent when one switches service providers. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor performance on this contract and operating results for the fiscal year.

During fiscal year 2004, our cost of services delivery and support decreased by $2.3 million from $36.2 million during 2003 to $33.9 million. The decrease in the cost of services delivery and support was primarily related to reduced costs associated with the non-recurring revenues in our secured network services in 2003. Additional cost reductions were achieved through the integration of Microserv and continued cost containment efforts.

During fiscal year 2005 and 2004, we continued to see erosion in gross margins on product held for resale due to the competitively priced product market. During fiscal year 2005, the costs of product held for resale decreased 51% to $2.5 million from $5.1 million in fiscal year 2004, primarily as a result of reduced revenues. The cost of product held for resale increased $706 thousand to $5.1 million due to increased revenue compared to fiscal year 2003. The gross margin on product held for resale was $214 thousand, or 7.9% in fiscal year 2005 compared to $397 thousand, or 7.1% in fiscal year 2004, and $579 thousand or 11.55 in fiscal year 2003.

When compared to fiscal year 2004, total direct costs for fiscal year 2005 increased by approximately $13.3 million, or 34%, to $5.8 million. As discussed above, the increase in direct costs was due to increases in salaries and overtime costs related to the start-up of a new long-term, nation-wide, enterprise maintenance contract.

Total direct cost during fiscal year 2004 when compared to fiscal year 2003 decreased $1.5 million, or 3.7%, from 2003 to 2004 as result of the decrease in services delivery and support offset by the increases in costs related to product held for resale.

Indirect costs include costs related to operating our call center, logistics, dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. During fiscal year 2005, indirect costs increased by $1.0 million, or 24% from $4.4 million in fiscal year 2004 to $4.9 million. The primary reason for the increase in indirect costs was increases in our allowance for inventory obsolescence and the integration of AlphaNational with its related occupancy and back office costs.

Indirect costs increased $900 thousand from $3.5 million in fiscal year 2003 to $4.4 million for fiscal year 2004, a 26% increase. The increase in indirect costs was attributable to several factors: the integration of Microserv with associated payroll and occupancy costs, and increases in travel, telecommunications and business insurance. In addition, we experienced a significant increase in recruiting fees as we increased personnel with required security clearances by 400% in our secured networks services business.

Costs related to our secure network services business were $11.3 million, $8.2 million, and $10.1 million for fiscal years 2005, 2004 and 2003, respectively.

Gross Margin

Fiscal year 2005 gross margin was negatively affected by the increase in costs discussed above.

Our fiscal year 2005 gross margin reflected the economic and competitive challenges we faced. As a percent of revenues, the gross margin percent was 7% for fiscal year 2005, and 12% for fiscal years 2004 and 2003, respectively.

The reduction in gross margins in fiscal year 2005 compared to fiscal year 2004 was the result of initial start up costs associated with the commencement of a new long-term, nation-wide, enterprise maintenance contract, higher delivery costs on new business, increases in our allowance for inventory obsolescence and continued industry wide pricing pressures. Gross margins decreased $290 thousand, or 5%, from fiscal year 2004 as compared to fiscal year 2003, primarily as a result of reduced revenues discussed above.

We must continue to increase revenues, continue in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive. We expect that the continued shift from product sales towards long-term service contracts will have a positive effect on our gross margins over the long term, and for such margins to improve as we must continue to increase our enterprise maintenance solutions base.

Gross margin for our secure network services business was $2.2 million, $1.2 million, and $1.3 million for fiscal years 2005, 2004 and 2003, respectively.

Selling Expenses

Selling expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales. Selling expenses increased $276 thousand or 22% from $1.3 million to $1.5 million in fiscal year 2005, primarily related to increased commissions as a result of increases in new business and increased travel and personnel costs.

For fiscal year 2004, selling expense increased $152 thousand to $1.3 million from $1.1 million in the prior year, which was an increase of 14%. The primary reasons for the increase in selling expense was increased commissions related to new business and increased travel.

Marketing Expense

During fiscal year 2005, marketing expense decreased from $534 thousand to $241 thousand, a decrease of 55%. The decrease in marketing expense was the result of decreased promotional efforts in fiscal year 2005.

Marketing expense decreased from $652 thousand in fiscal year 2004 to $534 thousand in fiscal year 2003, an 18% decrease, was the result of various cost containment actions and curtailment of marketing programs.

General and Administrative Expenses

General and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive, accounting, contract administration, professional services, such as legal and audit, business insurance, occupancy and other costs.

During fiscal year 2005, general and administrative expenses increased $600 thousand, from $3.1 million to $3.7 million, or 21%. The increase in general and administrative expense was the result of several factors, which include increases in payroll and fringe benefits, outside services; principally legal, audit and professional fees, increases in occupancy costs related to the acquisition of AlphaNational, telecommunications expense, and depreciation expenses as a result of improvements made to our IT infrastructure.

General and administrative expense decreased $41 thousand, or 1%, in fiscal year 2004 compared to 2003. This decrease was a result of cost control efforts, including employment actions such as postponing salary increases, and in certain cases, reducing wage rates for administrative staff.

In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with complying with new Securities and Exchange Commission regulations and the American Stock Exchange requirements may increase general and administrative expenses which will have a negative impact on our earnings in fiscal year 2006 and future periods.

Abandonment of facility

In conjunction with the acquisition of AlphaNational we conducted a review of our facility requirement and determined that after the completion of the acquisition we would have excess space. During September 2004, we recorded a charge for abandonment of facility of approximately $179 thousand related to the sub-leasing of rental office space. We leased the excess space effective October 1, 2004. The abandonment charge is net of minimum sub-lease rents of approximately $334 thousand.

Operating (Loss) Income

We incurred an operating loss of $1.5 million in fiscal year 2005 compared to operating income of $1.0 million in fiscal year 2004. The loss in fiscal year 2005 was primarily due to the loss incurred on the new long-term, nation-wide, enterprise maintenance contract previously discussed, increases in our allowance for inventory obsolescence and the abandonment of certain office space.

Operating income was $1.0 million for fiscal year 2004 compared to $1.3 million in 2003, a decrease of 21% or $283 thousand. The economy and competitive challenges were the primary reasons for the decrease in operating income for fiscal year 2004.

Interest Expense

During Fiscal year 2005, interest expense increased from $591 thousand in fiscal year 2004 to $663 thousand, due to increased borrowings.

Interest expense decreased 9% from $649 thousand to $591 thousand during fiscal year 2004 due to slightly lower monthly borrowing activities compared to fiscal year 2003 and lower interest rates.

Income Taxes

For fiscal year 2005, we recorded a tax benefit of $793 thousand, and for fiscal year 2004, we recorded a non-recurring income tax benefit of $3.75 million. We believe that it is appropriate to record the deferred tax asset based upon our estimates of future profitability, and the gain on the sale of our secure network services business completed on June 30, 2005. The tax benefit consists of the realization of the tax benefits for timing differences for financial reporting and income tax purposes. The components of the tax benefit are primarily the net operating loss carryforward, allowances for doubtful accounts, inventory obsolescence reserves and depreciation and amortization expense. For fiscal year 2003, we recorded income tax expense of $60,000, principally for minimum state and local obligations. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets.

Net (Loss) Income

For fiscal year 2005, we recorded a net loss of $1.4 million compared to net income for fiscal year 2004 of $4.2 million. The net loss per share was $(.46) basic and diluted compared to $1.60 and $1.54 basic and diluted for fiscal year ended March 31, 2004. As discussed above, the primary reasons for the loss was the costs incurred on the new long-term, nation-wide, enterprise maintenance contract, increases in our allowance for inventory obsolescence, and the abandonment of certain office space.

As a result of income from operations of $478 thousand and the non-recurring income tax benefit of $3.75 million, net income increased from $648 thousand in fiscal year 2003 to $4.2 million in fiscal year 2004. Earnings per share were $1.60, basic, and $1.54, diluted for the year ended March 31, 2004 compared to $.30, basic and diluted, for the fiscal year 2003.

Depreciation and Amortization

Depreciation and amortization was $1.2 million, $762 thousand and $657 thousand for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. During fiscal year 2005, depreciation and amortization increased $392 thousand of which $132 thousand and $90 thousand was the amortization of intangible assets as a result of the Microserv and AlphaNational acquisitions, respectively and $170 thousand was increased depreciation as a result of upgrading our information systems and technology. In 2006 we will continue our investment in technology which is expected to increase our operating efficiency. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.

Sale of Secure Network Services Business

On June 30, 2005, we entered into an asset purchase agreement with INDUS Corporation pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, subject to adjustments described in the asset purchase agreement based on the net assets of the business on the date of closing. The asset purchase agreement provides that $3.0 million of the purchase price be held in escrow. Of this amount, $625,000 is held as security for the payment of our indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to us eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation we have to INDUS Corporation if the novation of the Key Contract from us to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. The transaction was completed on June 30, 2005. See “Sale of Secure Network Services Business” for additional information regarding the sale of our secure networks services business.

The unaudited proforma financial information presented reflects the estimated proforma effect of the sale of the secure network services business. The following unaudited proforma condensed consolidated financial statements are included: (a) an unaudited proforma condensed consolidated statements of operations for the years ended March 31, 2005, 2004 and 2003 giving effect to the sale of the secure network services business as if it occurred on April 1, 2004, 2003 and 2002, respectively; and (b) an unaudited proforma condensed consolidated balance sheets at March 31, 2005 and 2004, giving effect to the sale of the secure network services business as if it occurred at the beginning of each fiscal year.

The unaudited proforma condensed consolidated financial statements include specific assumptions and adjustments related to the sale of the secure network services business. These proforma adjustments have been made to illustrate the anticipated financial effect of the sale of the secure network services business. The adjustments are based upon available information and assumptions that we believe are reasonable as of the date of this filing. However, actual adjustments may differ materially from the information presented. Assumptions underlying the proforma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited proforma condensed consolidated financial statements. These proforma condensed consolidated statements of operations do not include anticipated gain on the sale of the secure network services business of approximately $5.0 million. The recognition of the gain on the sale of the secure network services business is subject to certain contingencies, and as such, the gain will be deferred until the contingencies are resolved.

The unaudited proforma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. In the opinion of management, all material adjustments necessary to reflect the disposition of the secure networks services business by us have been made. The unaudited condensed proforma financial information is qualified in its entirety by and should be read in conjunction with the more detailed information and financial data appearing in the Company’s historical consolidated financial statements and notes thereto included herein.

Proforma Statement of Operations (Unaudited)

			For the year ended
(amounts in thousands, except share			March 31, 2005
data)
	Actual		Adjustments	Proforma
Revenues	$62,006	(1)	$(13,580)	$48,426

Operating loss	(1,541	) (2)	(2,240)	(3,781)

Interest Expense	663	(3)	483	180

(Loss) income before income taxes	(2,204	) (2)	(1,757)	(3,961)

Income tax (benefit) expense	(793	) (4)	(632)	(1,425)

Net (loss) income	$(1,411)		$(1,125)	$(2,536)

(Loss) earnings per share –basic	$(0.46)			$(0.83)

(Loss) earnings per share- diluted	$(0.46)			$(0.83)

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

Proforma Statement of Operations (Unaudited)

			For the year ended
(amounts in thousands, except share data)			March 31, 2005
	Actual		Adjustments	Proforma
Revenues	$49,537	(1)	$(9,481)	$40,056

Operating loss	(1,541	) (2)	(1,040)	14

Interest Expense	576	(3)	526	50

Income before income taxes	478	(2)	(514)	(36)

Income tax (benefit) expense	(3,750	) (4)	(185)	(3,935)

Net Income	$(4,228)		$(329)	$(3,899)

Earnings per share –basic	$1.60			$1.48

Earnings per share- diluted	$1.54			$1.40

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

Proforma Statement of Operations (Unaudited)

			For the year ended
(amounts in thousands, except share data)			March 31, 2005
	Actual		Adjustments	Proforma
Revenues	$50,418	(1)	$(11,444)	$38,974

Operating loss	1,337	(2)	(1,112)	225

Interest Expense	629	(3)	526	103

Income before income taxes	708	(2)	(586)	122

Income tax (benefit) expense	60	(4)	(211)	(151)

Net Income	$648		$(375)	$273

Earnings per share –basic	$0.30			$0.13

Earnings per share- diluted	$0.30			$0.12

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

     The unaudited consolidated pro-forma Balance Sheets at March 31, 2005 and 2004 give effect to the sale of our secure network services business as if the transaction was completed at the beginning of each fiscal year. The results are presented for informational purposes and are not indicative of actual results.

Proforma — Balance Sheet (Unaudited)

(amounts in thousands)				For the years ended
	As		March 31, 2004	Proforma	As		March 31, 2004	Proforma
	reported		Adjustments		reported		Adjustments
ASSETS

CURRENT ASSSETS
Cash	$1,264	(2)	$12,500	$4,420	$430	(2)	$12,500	$3,586
		(5)	(9,344)			(5)	(9,344)
Trade accounts receivable, net	12,468	(1)	(1,949)	10,519	9,364	(1)	(1,949)	7,415
Inventory, net	5,600			5,600	5,845			5,845
Prepaid expenses and other current assets	487	(1)	(16)	471	599	(1)	(16)	583
Deferred tax asset	3,814	(3)	(3,039)	775	1,204	(3)	(1,204)	—

TOTAL CURRENT ASSETS	23,633		(1,848)	21,735	17,442		(13)	17,429

PROPERTY AND EQUIPMENT, net	1,608	(1)	(64)	1,544	1,598	(1)	(64)	1,534
GOODWILL AND OTHER INTANGIBLE ASSETS (net)	7,438			7,438	4,606			4,606
OTHER ASSETS	141			141	149			149
DEFERRED TAX ASSET	930	(3)	632	1,526	2,696	(3)	(1,650)	1,046

TOTAL ASSETS	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,955	(1)	$(500)	$5,455	$3,024	(1)	$(500)	$2,524
Accrued expenses	4,776	(1)	(229)	8,115	3,699	(1)	(229)	5,795
		(3)	725			(3)	725
		(4)	3,193			(4)	1,950
		(5)	(350)			(5)	(350)
Deferred maintenance revenues	3,776			3,776	2,543			2,543
Current portion of long-term debt	17			17	29			29
Notes payable	662	(5)	(494)	168	494	(5)	(494)	—

TOTAL CURRENT LIABILITIES	15,186		2,345	17,531	9,789		1,102	10,891

LONG-TERM BANK DEBT	9,463	(5)	(6,100)	3,363	7,227	(5)	(6,100)	1,127
OTHER LONG-TERM DEBT	3			3	19			19
SUBORDINATED DEBT – AFFILIATE	2,400	(5)	(1,400)	1,000	2,400		(1,400)	1,000
DEFERRED INCOME	278		—	278	337		—	337

TOTAL LIABILITIES	27,330		(5,155)	22,175	19,772		(6,398)	13,374

STOCKHOLDERS’ EQUITY
Common Stock	827			827	764			764
Additional paid in capital	9,011			9,011	7,962			7,962
(Accumulated deficit) retained earnings	(3,206	) (6)	5,000	669	(1,795	) (6)	5,000	2,876
		(7)	(1,125)			(7)	(329)
Less treasury stock at cost	(212)		—	(212)	(212)		—	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,420		3,875	10,295	6,719		4,671	11,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

(1)	Reflects the elimination of net assets sold in connection with the sale of the secure network services business.

(2)	Reflects the cash proceeds received from the sale of $12.5million and includes amounts held in escrow at closing of $3.0 million, which is reflected in the cash balance.

(3)	Records the provision for income taxes utilizing the net operating loss carryforward and estimated additional income taxes.

(4)	Reflects estimated transaction costs, fees and expenses

(5)	Reflects the approximate use of $9.0 of the proceeds to repay indebtedness

(6)	Reflects the estimated gain on sale of secure network services business,(after contingencies are resolved) net of taxes and transaction costs.

(7)	Impact on earnings for the elimination of earnings for the secure network services business

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $1.2 million of cash on hand. Sources of our cash in fiscal 2005 have been from cash generated from operations and our revolving credit facility, as described below. After the sale of the secure network services business, on June 30, 2005, we had approximately $4.0 million cash on hand.

We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we intend on reducing our indebtedness. With a portion of the proceeds received from the sale of the secure network services business, we are repaying approximately $9 million of our indebtedness including:

•	$6.1 million repayment of our revolving credit agreement;

•	$400,000 principal amount of our 7% convertible subordinated debentures

•	$500,000 principal amount of our 8% promissory notes dated October 8, 1998;

•	$500,000 principal amount of our 8% promissory notes dated October 13, 1998;

•	$100,000 accrued interest on our 7% convertible subordinated debentures, and 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998;

•	$494,000 principal amount on our notes issued to former Microserv shareholders; and

•	$250,000 earn out to the former Microserv Shareholders.

The remainder of the proceeds from the sale of the secure network services business will be used for working capital purposes.

We anticipate that our primary sources of liquidity in fiscal 2006 will be cash generated from operations, cash on hand generated from the sale of the secure network services business in June 2005, and cash available to us under our revolving credit agreement.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements and “Business – Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.

Although we have no definite plans to undertake any future debt or equity financing, we will continue to pursue all potential funding alternatives. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner.

Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors.”

In furtherance of our business strategy, transactions we may enter into could increase or decrease our liquidity at any point in time. If we were to obtain a significant contract or make contract modifications, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, if we dispose of assets, we may receive proceeds from such sales which could increase our liquidity. From time to time, we are in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.

We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. See the discussion below including the “Contractual Obligations” table. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. We believe that our available funds, together with our existing revolving credit facility, will be adequate to satisfy our current and planned operations for at least the next 12 months.

The table below reflects our liquidity and capital resources.

Liquidity and Capital Resources (Amounts in thousands)	2005	2004	2003
Cash balance at March 31	$1.264	$430	$568

Working capital at March 31	$8,447	$7,653	$5,092

Net cash provided by (used in) operating activities	$701	$(110)	$2,355

Net cash (used in) investment activities	$(1,685)	$(1,088)	$(346)

Net cash (used in) provided by financing activities	$1,818	$1,060	$(1,552)

At March 31, 2005, we had working capital of $8.4 million compared to working capital of $7.6 million at March 31, 2004. The current ratio was 1.55 at March 31, 2005 compared to 1.78 at March 31, 2004. The increase in working capital was primarily attributable to the reclassification of a portion of the deferred tax asset from long term to current as a result of the sale of our secure network services business described elsewhere.

On June 30, 2005 we sold our secure network services business for $12.5 million. The gain on the sale of the business is estimated at $5.0 million net of taxes and fees. The net cash after taxes and fees is estimated at $10.0 million. The proceeds will be used to reduce debt and provide working capital.

A summary of future minimum lease payments is set forth below and in Note 12 to the consolidated financial statements.

Capital expenditures in fiscal year 2005 were $861 thousand and in fiscal year 2004 were $672 thousand. We anticipate fiscal year 2006 technology requirements to result in capital expenditures totaling approximately $700 thousand. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400 thousand annually.

On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the revolving credit agreement. The amount available under the revolving credit agreement remains at $12.0 million. The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on June 30, 2005 and on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. As of June 30, 2005, $10.5 million was outstanding and $1.5 million was available to us. The interest rate at June 30, 2005 was 5%.

The revolving credit agreement contains representations, warranties and covenants that are that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) having all persons or entities required to make payments to us deposit such payments in a cash collateral account by which Provident Bank, in its own discretion, may, among other things, use such funds against our obligations owed to Provident Bank,(ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, and (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the revolving credit agreement.

Events of default, include, but are not limited to: (i) a determination by Provident Bank that the financial condition of us or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the revolving credit agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becoming insolvent, (iii) the suspension of business, or commission of an act amounting to business failure by us or any Other Obligor, and (iv) a change in more than 25% of the ownership of us without the prior written consent of Provident Bank. Upon an event of default, the lender may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against us or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of the our obligations (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to us and stop and retract the making of any advances which we may have requested, and (vii) reduce the maximum amount we are permitted to borrow under the revolving credit agreement. We have also authorized Provident Bank, upon a default, but without prior notice to or demand upon us and without prior opportunity of us to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect, to obtain possession of any of the collateral.

At December 31, 2004 and March 31, 2005 we were not in compliance with the financial covenants contained in our revolving credit agreement and have received a waiver from the bank. In conjunction with amending the revolving credit agreement on June 29, 2005, the bank has waived the compliance requirement of these covenants as of and through March 31, 2005 and amended the covenants prospectively. We believe that we will remain compliance with the revised covenants of the revolving credit agreement, however, there is no assurance we will be in compliance and the bank will waive any future non-compliance with the covenants.

If our customer base were to remain constant, after giving effect to the sale of our secure network services business, we expect to have approximately $5.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, our borrowing availability may be less since we are generally required to invest significant initial start-up funds which are subsequently billed to customers.

The revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on our subordinated debt, which is not paid until we obtain a waiver from the bank.

In conjunction with the acquisition of AlphaNational, we issued notes to the former AlphaNational shareholders in the aggregate amount of $500 thousand, which bares interest at 6%. Based upon final adjustments to the September 30, 2004 closing balance sheet, the aggregate balance of the notes was reduced to $168 thousand. The notes mature on March 31, 2006. Interest is payable quarterly and in arrears.

In addition, in the acquisition of AlphaNational, we assumed the outstanding balance of AlphaNational notes payable to a financial institution of approximately $474 thousand. These notes were paid in full on November 8, 2004.

On August 29, 2003, we acquired 100% of the common stock of Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration included cash of $360 thousand, 5% notes payable of $494 thousand, and 442,078 shares of restricted common stock valued at $4.23, or $1.87 million and fees and related costs of approximately $575 thousand. The 5% notes matured on February 1, 2005. Due to the non-compliance with our revolving credit agreement at December 31, 2004, the notes were not paid as of February 1, 2005, and were classified as current notes payable. As a result of the non-payment, if the holders requested acceleration of the notes, the notes would have become due and immediately payable. The holders did not request the acceleration. As a result of the non-payment, the interest on these notes has increased to 10%. Subsequent to year end and concurrent with the amendment of the revolving credit agreement, we have requested and received consent from the bank to pay the notes in full. We expect to use a portion of the proceeds from the sale of the secure networks business to do so.

Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $2.4 million at March 31, 2005 and $4.0 million at March 31, 2004. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. At March 31, 2005, the affiliates held in the aggregate $400 thousand face amount of our 7% convertible subordinated debt dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $2.4 million at March 31, 2005 and 2004. At their option, the holders of the 7% convertible subordinated debentures may convert the 7% convertible subordinated debentures into our common stock up to the maturity date or prepayment, subject to certain conditions contained in the notes. As of March 31, 2005, the conversion rate of the notes was $3.19 per share. The conversion rate is adjustable in the event we take certain actions described in the notes.

Interest on the unpaid principal amount of the 7% convertible subordinated debentures is at a rate of seven percent (7%) due semiannually. The 7% convertible subordinated debentures provide that we must pay interest on any overdue principal at the same rate monthly, or at the option at the note holders, on demand. If any act of default occurs, the principal and interest due under the 7% convertible subordinated debentures will be due and payable immediately without any action on behalf of the note holders. If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we are in default. We were in default of these notes because we did not make payments on interest and principal when due. As described below, we received a waiver from the holders of the 7% convertible subordinated debentures of this default. At March 31, 2005, the interest rate was 8% per annum on the 8% promissory notes. We may have been in default of the promissory notes because we did not make payments on the interest or principal when due. As described below, we received a waiver from the holders of the 8% promissory notes of a default, if any.

On June 29, 2005, we amended our 8% promissory notes and 7% convertible subordinated debentures to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of the revolving credit agreement. The holders of our 8% promissory notes and 7% convertible subordinated debentures also waived any rights they had regarding the acceleration of such notes and debentures and any notice which may have been required to be given by us of an event of default under the notes or debentures which may have arisen or occurred prior to June 29, 2005 .

During fiscal year 2004, in conjunction with the private placement of $1.2 million and, following receipt of a waiver from the bank, we made a principal repayment of $1.2 million on the 7% convertible subordinated debenture and an additional $400 thousand payment on the 7% subordinated debt in September 2003. During fiscal year 2005 and fiscal year 2004, the bank approved, and we made payments totaling $300 thousand and $300 thousand for accrued interest on the subordinated debt. Interest payable to the affiliates was $100 thousand and $140 thousand at March 31, 2005 and 2004, respectively.

Subsequent to year end and concurrent with the amendment and restatement of our revolving credit agreement, we have received consent from the bank to pay an aggregate principal amount of $1.4 million and aggregate accrued interest amount of $100 thousand on the 7% convertible subordinated debentures and 8% promissory notes. We expect to use a portion of the proceeds from the sale of the secure network services business to pay the entire principal amount of the 7% convertible subordinated debentures and the principal amount of the 8% promissory notes dated October 8, 1998 and October 13, 1998. After giving effect to these payments we owe $1.0 million in an aggregate principal amount to the holders of the 8% promissory notes.

The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments.

(Amounts in thousands)

	Bank Line of	Other	Vehicle	Consulting	Operating
Year ended March 31,	Credit	Debt (1) (2) (3)	Loans(4)	Commitment (5)	Leases	Total
Less than 1 year	$—	$662	17	$50	$713	$1,442
1 to 3 years	9,463	2,400	3	150	994	13,010
Over 5 years	—	—	—	—	102	102

Total	$9,463	$3,062	$20	$200	$1,809	$14,554

(1)	At March 31, 2005, affiliates (See Note 13 to the consolidated financial statements), held in the aggregate $400 thousand face amount of our 7% convertible subordinated debentures dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand, and $500 thousand face amount of our 8% subordinated notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively, in the aggregate principal amount of $2.4 million. These notes are subordinate to our revolving credit agreement and we cannot be make principal or interest payments on such notes without the consent of the bank. The balance of our subordinated notes at March 31, 2005 was $2.4 million. Subsequent to year end and after receiving consent from our bank the balance of the subordinated notes will be reduced to $1.0 million, with a maturity date of July 1, 2007. We expect to use a portion of the proceeds from the sale of the secure networks services business to make such repayments.

(2)	In conjunction with the acquisition of AlphaNational, we issued notes totaling $168 thousand to the former AlphaNational shareholders. These notes carry interest at the rate of 6% and mature on March 31, 2006.

(3)	In conjunction with the acquisition of Microserv, we issued $494 thousand notes to the former Microserv shareholders. The notes originally bore interest at 5% and matured on February 1, 2005. Because we were not in compliance with our revolving credit agreement at December 31, 2004, we were unable to repay the notes, and as a result, the interest rate was increased to 10% effective February 1, 2005. The notes were classified as current liabilities in our financial statements. Concurrent with the amendment of the revolving credit agreement, we received consent from the bank to repay the notes in full. We expect to use a portion of the proceeds from the sale of the secure networks business to make such repayments.

(4)	We have three notes with an automobile manufacturer. Two notes have terms of 36 months and one note has a term of 48 months. The balances and respective interest rates on the notes at March 31, 2005, and 2004 were $20 thousand, $37 thousand, and $52 thousand with interest rates of 1.9%, 0.0% and 0.0%, respectively.

(5)	We have a consulting advisory service commitment with a former Chief Executive Officer of the Company. From April 1, 1999 through March 31, 2009, we are to pay the former Chief Executive Officer $50 thousand per year for consulting services.

Off Balance Sheet Arrangements

In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

Application of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements as they affect the updated amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserves, allowances for doubtful accounts, which impact cost of sales and gross margin, the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, depreciation of property and equipment, income taxes and legal contingencies. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenues, as well as policies governing the estimate of the useful life of our property and equipment. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying value of assets and liabilities not readily apparent from other sources. We believe that the estimates and judgments generally required by these policies are not as difficult or subjective and are less likely to have a material impact on our reported results of operations for a given period.

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

Revenues are a function of the mix of long-term services contracts and time-and-material and professional service contracts. Revenues from time-and-material professional service contracts are difficult to forecast because of wide fluctuations in demand. The long-term contracts are more predictable and, as a result, the revenues stream is less difficult to forecast. The gross margins on long-term contracts vary inversely with the call volume received from customers in any one reporting period. Our expectation is that we will see continued growth in long-term contracts, which historically have had higher gross margins, and continued downward pressure on hardware and software margins.

Provision for loss contracts, if any, are recognized in the period in which they become determinable.

Inventory Valuation Reserves

We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve ranged from 12% to 25% of inventory. The annual charge for fiscal year 2006 is projected to be approximately $300 thousand, or 3.0% to 5.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $67 thousand. Due to economic uncertainties and the dramatic decreases in the cost for computing equipment, we increased our reserve for inventory obsolescence. The amount charged to expense for reserve for inventory obsolescence was approximately $1.0 million in fiscal year 2005, compared to $379 thousand in fiscal year 2004.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Our estimate of bad debt expense is approximately .01% of annual revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $50 thousand. Over the past three years bad debts expense represented approximately .01% to 1.4% of revenues.

Goodwill and Other Acquired Intangibles

We have adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but will continue to amortize other acquisition related costs. During fiscal year 2005, amortization of acquisition related intangibles is $222 thousand, up from $81 thousand of amortizable intangibles and acquisition related intangibles and costs in fiscal year 2004. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There has been no material changes in asset lives during the three fiscal years ended March 31, 2005.

Our impairment review is based on a market approach that uses valuation ratios for publicly traded companies based on the ratio of market price of their stock and/or invested capital to various financial parameters. Halifax has been designated as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenues and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill. An assessment of goodwill and intangible assets was conducted for and we have concluded that there was no impairment of goodwill or intangible assets as of March 31, 2005.

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

Income Taxes and Valuation Allowance

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, consistent past profitability and estimates of future profitability, including the gain as a result of the sale of our secure network services business, that a valuation allowance is not necessary. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will not be realized, this would have a significant negative effect on net income.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board or FSAB issued SFAS No. 123R “Share-based payment or SFAS No. 123R. SFAS No. 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. We will be required to adopt SFAS No. 123R on April 1, 2006. We are currently evaluating the impact that this pronouncement will have on our financial statements.

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

The information below summarizes our sensitivity to market risks as of March 31, 2005. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains descriptions of our debt and should be read in conjunction with the table below.

Long-term debt (including current maturities)	Total Debt	Fair Value
	(Amounts in thousands)
Revolving credit agreement at the PRIME rate plus .75%, due June 30, 2007. Average interest rate of 5.0%.	9,463	9,463

7% convertible subordinated note from affiliate due July 1, 2007.	400	400

8% subordinated notes from affiliate due July 1, 2007.	2,000	2,000

10% notes issued to former Microserv shareholders currently due.	494	494

6% notes issued to former AlphaNational shareholders due March 31, 2006	168	168

Notes payable GMAC interest rate 0.0 to 1.9 due in 48 and 36 months.	20	20

Total fixed debt	3,065	3,065

Total debt	$12,545	$12,545

At present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

At March 31, 2005, we had $12.5 million of debt outstanding, of which $3.0 million bore fixed interest rates. If interest rates charges to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our operations.

Subsequent to year end, we have requested and received consent from the bank to pay $1.4 million to the affiliates paying the $400 thousand face amount of our 7% convertible subordinated debt, $500 thousand and $500 thousand face amounts of our 8% promissory notes in full. With the amendment of the revolving credit agreement the due date on the notes was extended to July 1, 2007.

We conduct a limited amount of business overseas, principally in Western Europe, and in Mexico and Canada. At the present, all transactions are billed and denominated in US dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Halifax Corporation

We have audited the accompanying consolidated balance sheet of Halifax Corporation and its subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halifax Corporation as of March 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Grant Thornton

Vienna, Virginia
June 17, 2005 (except for Notes 6 and 19, as to which the date is June 30, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halifax Corporation
Alexandria, VA

We have audited the accompanying consolidated balance sheet of Halifax Corporation and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Table of Contents under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

/s/Deloitte & Touche LLP

McLean, VA
July 11, 2005

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(Amounts in thousands except share and per share data)

	2005	2004	2003
Revenues	$62,006	$49,537	$50,418

Operating costs and expenses:
Cost of services	57,872	43,609	44,200

Gross margin	4,134	5,928	6,218

Selling expense	1,530	1,254	1,102
Marketing expense	241	534	652
General and administrative	3,725	3,086	3,127
Abandonment of lease	179	—	—

Operating (loss) income	(1,541)	1,054	1,337

Interest expense	(663)	(591)	(649)
Other income	—	15	20

(Loss) income before income taxes	(2,204)	478	708

Income tax (benefit) expense	(793)	(3,750)	60

Net (loss) income	$(1,411)	$4,228	$648

(Loss) earnings per common share-basic	$(.46)	$1.60	$.30

(Loss) earnings per common share-diluted *	$(.46)	$1.54	$.30

Weighted average number of common shares outstanding – basic	3,043,465	2,638,345	2,175,781

Weighted average number of common shares outstanding – diluted	3,094,922	2,787,656	2,212,360

*No effect is given to dilutive securities for loss periods.

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND 2004
(Amounts in thousands except share and per share data)

	March 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$1,264	$430
Trade accounts receivable, net	12,468	9,364
Inventory, net	5,600	5,845
Prepaid expenses and other current assets	487	599
Deferred tax asset	3,814	1,204

TOTAL CURRENT ASSETS	23,633	17,442

PROPERTY AND EQUIPMENT, net	1,608	1,598
GOODWILL	6,129	3,879
OTHER INTANGIBLE ASSETS, net	1,309	727
OTHER ASSETS	141	149
DEFERRED TAX ASSET	930	2,696

TOTAL ASSETS	$33,750	$26,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,955	$3,024
Accrued expenses	4,776	3,699
Deferred maintenance revenues	3,776	2,543
Current portion of long-term debt	17	29
Notes payable	662	494

TOTAL CURRENT LIABILITIES	15,186	9,789

LONG-TERM BANK DEBT	9,463	7,227
OTHER LONG-TERM DEBT	3	19
SUBORDINATED DEBT – AFFILIATE	2,400	2,400
DEFERRED INCOME	278	337

TOTAL LIABILITIES	27,330	19,772

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 3,427,640 in 2005 and 3,167,096 in 2004
Outstanding - 3,170,956 in 2005 and 2,910,412 in 2004	827	764
Additional paid-in capital	9,011	7,962
Accumulated deficit	(3,206)	(1,795)
Less treasury stock at cost – 256,684 shares in 2005 and 2004	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,420	6,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,750	$26,491

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(Amounts in thousands)

	2005	2004	2003
Cash flows from operating activities:

Net (loss) earnings	$(1,411)	$4,228	$648

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:

Depreciation and amortization	1,159	762	657
Deferred income tax	(844)	(3,805)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2,382)	(328)	2,496
Decrease (increase) in inventory	439	(353)	185
Decrease (increase) in prepaid expenses and other current assets	128	(320)	27
Decrease (increase) in other assets	14	30	302
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	3,430	(457)	(1,997)
(Decrease) increase in deferred maintenance
Revenues	227	(66)	97
Increase (decrease) in deferred income	(59)	199	(60)

Net cash provided by (used in) operating activities	701	(110)	2,355

Cash flows from investing activities:
Purchase of property and equipment	(861)	(672)	(346)
Payment for acquisitions (net of cash acquired)	(824)	(416)	—

Net cash (used in) provided by investing activities	(1,685)	(1,088)	(346)

Cash flows from financing activities:
Proceeds from debt borrowings	33,195	25,204	19,234
Repayments of debt	(31,461)	(23,699)	(20,787)
Retirement of subordinated debt affiliate	—	(1,600)	—
Proceeds from private placement	—	1,200	—
Costs associated with private placement	—	(45)	—
Proceeds from sale of stock upon exercise of stock options	84	—	1

Net cash provided by (used in) financing activities	1,818	1,060	(1,552)

Net increase (decrease) in cash	834	(138)	457
Cash at beginning of year	430	568	111

Cash at end of year	$1,264	$430	$568

See Note 15 for supplemental cash flow information.
See notes to consolidated financial statements

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004, AND 2003
(Amounts in thousands except share data)

	Common Stock		Additional		Treasury Stock
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total
March 31, 2002	2,432,297	588	5,015	(6,671)	256,684	(212)	(1,280)

Net income	—	—	—	648	—	—	648

Exercise of Stock Options	750	—	1	—	—	—	1

March 31, 2003	2,433,047	588	5,016	(6,023)	256,684	(212)	(631)

Net Income	—	—	—	4,228	—	—	4,228

Issuance of Common Stock	734,049	176	2,946	—	—	—	3,122

March 31, 2004	3,167,096	764	7,962	(1,795)	256,684	(212)	6,719

Net (Loss)	—	—	—	(1,411)	—	—	(1,411)

Issuance of Common Stock	260,544	63	1,049	—	—	—	1,112

March 31, 2005	3,427,640	$827	$9,011	$(3,206)	256,684	$(212)	$6,420

See notes to consolidated financial statements

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business Activity - Halifax Corporation (the “Company”) provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions, technology deployment and integration, secure network services and communication services.

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

Accounts Receivable - Receivables are attributable to trade receivables in the ordinary course of business. Allowance for doubtful accounts is provided for estimated losses resulting from our customers’ inability to make required payments. (See Note 2.)

The Company routinely transfers receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The amount paid to the Company for the receivables by the transferee is equal to the Company’s carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.

Inventory - Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheets net of allowances for inventory valuation of $1.7 million and $952 thousand at March 31, 2005 and 2004, respectively.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets at March 31, 2005 and 2004.

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

Deferred Maintenance Revenues - Deferred maintenance revenues are derived from contracts for which customers are billed or pay in advance of services to be performed at a future date.

Revenue Recognition - Service revenues are derived from contracts with various federal and state agencies as well as from commercial enterprises. We recognize service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing of these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts are recognized upon the completion of both the delivery and installation. Product sales were $2.7 million, $5.5 million, and $5.0 million, with corresponding direct cost of product of $2.5 million, $5.1 million, and $4.4 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.

Income Taxes - The provision for income taxes is the total of the current year income taxes due or refundable and the change in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Comprehensive Income - For the fiscal years ended March 31, 2005, 2004 and 2003, the Company did not identify any transactions that should be reported as other comprehensive income.

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

For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, had compensation cost been determined based on the fair value of awards granted in fiscal years 2005, 2004 and 2003, the net income attributable to common shareholders would have been as follows:

	Year Ending March 31,
(Amounts in thousands except share data)	2005	2004	2003
Net (loss) income (as reported)	$(1,411)	$4,228	$648

Deduct: stock-based compensation expense determined under the fair value method, Net of tax	(106)	(175)	(250)

Proforma net (loss) income	$(1,517)	$4,053	$398

(Loss) earnings per common share (as reported):
Basic	$(.46)	$1.60	$.30
Diluted	$(.46)	$1.54	$.30

Proforma (Loss) earnings per common share:
Basic	$(.50)	$1.54	$.18
Diluted	$(.50)	$1.45	$.18

Earnings Per Common Share - The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding when dilutive, including potential common shares from options and warrants to purchase common stock using the treasury stock method and effect of the assumed conversion of the Company’s convertible subordinated debt to dilutive common stock equivalents.

Concentration of Risk - The Company has a number of significant customers. The Company’s largest customer accounted for 14%, 15% and 16% of the Company’s revenues for the years ended March 31, 2005, 2004 and 2003, respectively. The Company’s five largest customers, collectively, accounted for 63%, 56%, and 57%, of revenues for the years ended March 31, 2005, 2004 and 2003, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to total revenues for the fiscal years ended March 31, 2005, 2004 and 2003 were $13.5 million (22%), $9.5 million (19%), and $11.4 million (23%).

Recent Pronouncements

In December 2004, The Financial Accounting Standard Board (“FASB”) issued SFAS 123R. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt SFAS 123 on April 1, 2006. The Company is currently evaluating the impact that this pronouncement will have on its financial statements.

2. ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:	March 31,
(Amounts in thousands)	2005	2004
Amounts billed	$12,373	$9,332
Amounts unbilled	393	180

Total	12,766	9,512
Allowance for doubtful accounts	(298)	(148)

Total	$12,468	$9,364

3. PROPERTY AND EQUIPMENT

Property and equipment consists of:
(Amounts in thousands)	March 31,		Estimated
	2005	2004	Useful Lives
Machinery and equipment	$3,600	$3,153	3-10 years
Furniture and fixtures	255	423	5 years
Building improvements	599	637	5-10 years
Vehicles	150	137	4 years

Total	4,604	4,350

Accumulated depreciation	(2,996)	(2,752)

Total	$1,608	$1,598

For the years ended March 31, 2005, 2004 and 2003, depreciation expense was $931 thousand, $681 thousand and $567 thousand, respectively.

4. ACQUISITION

AlphaNational acquisition

On September 30, 2004, the Company acquired 100% of stock of AlphaNational Technology Services, Inc. (AlphaNational) for approximately $2.4 million. The consideration was cash of $200 thousand, notes payable of $168 thousand and 235,294 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus the assumption of certain liabilities of approximately $623 thousand. In addition direct acquisition costs were approximately $379 thousand. The shares were discounted approximately 14% from the quoted market value of $5.10 because such shares were not registered under the Securities Act of 1933, as amended, and are subject to trading restrictions. The notes payable to the former AlphaNational shareholders were reduced from $500 thousand to $168 thousand based upon final adjustments to the closing balance sheet.

AlphaNational is an enterprise maintenance solutions company providing services to the national market place. The primary reasons for the acquisition of AlphaNational were to expand the Company’s geographic base and strengthen its service delivery capability. AlphaNational also added a number of prestigious customers, added key management and will enhance the Company’s ability to grow its partnership arrangements with the global services provider community. The results of AlphaNational have been included in the consolidated financial statements from the date of acquisition.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

(amounts in thousands)

Current assets	$973
Property and equipment	80
Goodwill	1,470
Trade name	700
Other intangible assets	810

Total assets acquired	4,033

Total liabilities assumed	1,657

Purchase price	$2,376

The total purchase price of $2.4 million includes $379 thousand of direct acquisition costs relating to legal, investment banking, and accounting services. In addition, the terms of the contract provide for additional consideration of $150 thousand to be paid if revenues of the acquired company exceed certain targeted levels by September 30, 2005.

Other intangible assets of $810 thousand are being amortized over their weighted-average useful lives and include customer contracts of $710 thousand (five years) and non-compete agreements of $100 thousand (two years). The trade name and goodwill have indefinite lives and will not be amortized, but will be subject to periodic impairment testing.

The following unaudited pro-forma financial information presents results of operations as if the acquisition had occurred at the beginning of the respective periods.

	Year Ended	Year Ended
(Amounts in thousands except per share data)	March 31, 2005	March 31, 2004
Revenues	$60,677	$56,176
Net (loss) income	(1,042)	4,384
(Loss) earnings per share:
Basic	$(.46)	$1.54

Diluted	$(.46)	$1.48

These proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increased interest expense, and changes in income taxes as a result of the acquisition. The proforma results are not necessarily indicative either of results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Microserv acquisition

On August 29, 2003, the Company acquired 100% of the stock in Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration was cash of $360 thousand, 5% notes payable of $494 thousand and 442,078 shares of our stock valued at $4.23 per share, or $1.87 million and fees and related costs of approximately $575 thousand. The shares were discounted approximately 14% from the quoted market value of $4.92 per share due to various trading restrictions and restrictions on transfer as such shares were not registered.

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

Total intangible assets of $804 thousand are being amortized over their weighted-average useful lives and include client contracts of $635 thousand (eight years) and non competition agreements and other intangibles (two to eight years).

The total purchase price of $3.3 million included $614 thousand of direct acquisition costs related to investment banking, legal and accounting services. Also, $124 thousand in restructuring costs were recorded as part of the acquisition as a result of positions eliminated. The terms of the contract provided for additional consideration of $250 thousand to be paid if certain accounts of the acquired company exceed certain targeted levels, by August 30, 2004. The targeted levels were achieved, and accordingly $250 thousand was recorded as additional goodwill.

In conjunction with the acquisition of Microserv, the Company issued $494 thousand in notes to the former Microserv shareholders. Interest is payable at the rate of 5% quarterly and in arrears. Interest payments were made to three individuals, one of whom was a 5% shareholder/employee, one a director and one who is an executive in the Company. Because the Company was not in compliance with its revolving credit agreement at December 31, 2004, the Company was unable to repay the notes and, as a result, the interest rate was increased to 10% effective February 1, 2005. The notes were classified as current liabilities in its financial statements. Concurrent with the amendment of the revolving credit agreement (See Note 6), the Company received consent from the bank to repay the notes in full.

The Company issued 50,000 warrants to purchase common stock at $3.19 per share. The fair value of the Company’s warrants was estimated on the date of issuance using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and EITF 96-18. “Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the following assumptions: fair market value of common stock $4.78, risk free rate of return of .95%, no dividend yield, expected volatility of 43% and weighted-average expected life of 4 years. The weighted average fair value of the warrants calculated using the Black-Scholes option price model granted was $2.32 for the warrants issued in conjunction with the Microserv acquisition. The Black-Scholes value of the warrants issued totaled approximately $117 thousand.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a schedule of amortizable intangible assets as of March 31,

			2005			2004
	Estimated
	Amortization
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets
Client master contracts	60-90	1,345	(196)	1,149	635	(46)	589
Backlog	48	96	(38)	58	96	(14)	82
Subcontractor provider network	36	64	(41)	23	64	(15)	49
Non compete	24-36	109	(30)	79	9	(2)	76

		$1,614	$(305)	$1,309	$804	$(77)	$727

The weighted average estimated amortization period as of March 31, 2005 is 60 months.

There were no intangible assets reclassified to goodwill upon the adoption of SFAS 142. The Company considers itself to have a single reporting unit. The Company performed its annual impairment test as of March 31, 2005 and 2004 and determined that based upon the implied fair value of the Company (which includes factors such as, but not limited to, the Company’s market capitalization and control premium), there was no impairment of goodwill.

For the fiscal year ended March 31, 2005 amortization of intangible assets was $227 thousand. Amortization expense for intangible assets was $81 thousand and $15 thousand for the fiscal years ended March 31, 2004 and 2003, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2005 as follows:

Fiscal Year ended March 31,

2006	$322
2007	272
2008	231
2009	221
2010	150
Thereafter	113

Total	$1,309

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions and other relevant factors.

6. LONG-TERM DEBT

The Company was not in compliance with the covenants of its revolving credit agreement at March 31, 2005. The Company requested and received a waiver for its non-compliance with its covenants through March 31, 2005. On June 29, 2005, the Company and its lender amended the agreement, modifying the covenants and extending the maturity of date to June 30, 2007. The Company believes that it will be in compliance with its amended revolving credit agreement prospectively.

	March 31,
	(Amounts in thousands)
Long-term debt consists of:	2005	2004
Revolving credit agreement dated June 29, 2005 maturing June 30, 2007 with a maximum borrowing limit of $12.0 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2005 and 2004, $2.6 million and $2.3 million, respectively, was available to the Company under the terms of the agreement. The facility bears interest at the bank’s prime rate plus 3/4%. The interest rate at March 31, 2005 and 2004 was 5.75% and 5.00%, respectively.

Total bank debt	$9,463	$7,227

7% Convertible subordinated debenture with an affiliate (see Note 13) dated January 27, 1998. Principal due in full on July 1, 2007. Interest payable semiannually in arrears beginning August 1, 1998. Convertible to common stock by note holder at any time at a conversion price of $3.19 per common share. Subsequent to year end the notes were paid in full.	400	400

Subordinated note with an affiliate (see Note 13) dated October 8, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%.	690	690

Subordinated note with an affiliate (see Note 13) dated October 13, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%.	310	310

Subordinated note with an affiliate (see Note 13) dated November 2, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%. Subsequent to year end the notes were paid in full.	500	500

Subordinated note with an affiliate (see Note 13) dated November 5, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%. Subsequent to year end the notes were paid in full.	500	500

Subtotal – debt affiliated parties	2,400	2,400

5% Notes issued to former Microserv shareholders (see Note 4) Subsequent to year end the notes were paid in full.	494	494

6% notes issued to former AlphaNational shareholders due March 31, 2006 (see Note 4)	168	—

Other debt. Interest rates 0.0% to 1.9% due in 48 and 36 months.	20	48

Total debt	12,545	10,169
Less current maturities	679	523

Total long-term debt	$11,866	$9,646

Minimum future principal payments on long-term debt are as follows.

(Amounts in thousands)

Year ended March 31,	Total
2006	$679
2007	3
2008	11,863

Total	$12,545

The carrying value of the revolving credit agreement approximates fair market value at March 31, 2005. Because other subordinated debt of $400 thousand with an interest rate of 7% and $2 million with an interest rate of 8% is with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.

As a requirement under certain contracts we are required to post performance bonds. In order to secure the bonds aggregating $168 thousand, we have issued letters of credit to the insurance carrier as collateral for these bonds. The letters of credit expire on June 30, 2006.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in thousands)	March 31,
	2005	2004
Accrued lease payments	$1,369	$1,162
Accrued vacation	906	804
Accrued payroll	1,431	979
Payroll taxes accrued and withheld	231	183
Other accrued expenses	839	571

	$4,776	$3,699

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

Stock-based incentive awards granted under the 1994 Employee Stock Option Plan prior to March 31, 2001 were stock options with 5 year terms with cliff vesting after four years. Employee stock options granted subsequent to March 31, 2001 were stock options with 10 year terms which vest monthly over a four year period following the completion of one year of service from the date of grant. Upon separation from the company, former employees have 90 days to exercise vested options. The plan expired on September 15, 2004.

On September 14, 1997, shareholders approved the Non-Employee Director Stock Option Plan (“1997 Plan”). The maximum number of shares of the Company’s common stock subject to the 1997 Plan and approved for issuance was originally 100,000 shares either authorized and unissued or shares held in treasury. The initial stock-based incentive awards granted under the 1997 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vest monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year. The plan expired on September 18, 2004.

The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant.

The fair value of each of the Company’s option grants is estimated on the date of grant using Black-Scholes option – pricing model as prescribed by SFAS No. 123 as amended by SFAS No. 148, using the following assumptions for the fiscal years ended March 31, 2005, 2004 and 2003: risk-free interest rate of 2.63% ,0.95%, and 3.73% respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the Company’s common stock of 36.25, 43.3%, and 43.3%,respectively, and weighted-average expected option life of five to ten years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during fiscal 2005, 2004 and 2003 were $1.43, $1.48, and $2.20, respectively.

A summary of options activity is as follows:

		Weighted
	Number of	Average Exercise Price Per
	Shares	Share
Outstanding at April 1, 2002	365,250	$5.30
Granted	51,000	3.50
Exercised	(750)	2.60
Forfeited/Expired	(3,083)	3.25

Outstanding at March 31, 2003	412,417	5.09

Granted	38,000	5.16
Exercised	—	—
Forfeited/Expired	(32,500)	5.49

Outstanding at March 31, 2004	417,917	5.07

Granted	96,800	4.56
Exercised	(21,500)	3.48
Forfeited/Expired	(32,500)	3.77

Outstanding at March 31, 2005	460,217	$5.13

The following table summarizes the information for options outstanding and exercisable under the Company’s Stock option plans at March 31, 2005.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
	Options	Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$10.25	24,250	3 years	$10.25	24,250	$10.25
7.03	10,500	4 years	7.03	10,500	7.03
5.57-7.56	82,000	5 years	6.02	82,000	6.20
5.38-7.06	71,500	6 years	5.76	71,481	5.76
1.80-4.05	87,000	7 years	3.51	50,672	3.30
3.10-5.00	50,167	8 years	3.47	15,667	3.78
4.11-5.70	38,000	9 years	5.16	4,628	4.11
4.45-5.02	96,800	10 years	4.61	72,000	4.58

$2.60-$7.56	460,217		$5.13	149,750	$5.45

9. EMPLOYEE 401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 4% of salary, (2% beginning January 2004) and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $64 thousand, $102 thousand and $109 thousand for the years ended March 31, 2005, 2004 and 2003, respectively. Union employees receive benefits as prescribed in their collective bargaining agreement.

10. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in this Plan during the three fiscal years ended March 31, 2005.

11. INCOME TAXES

The components of income tax (benefit) expense is as follows for the years ended March 31:

(Amounts in thousands)	2005	2004	2003
Current expense:
Federal	$—	$14	$18
State	51	136	42

Total current:	51	150	60
Deferred expense:
Federal	(688)	(3,712)	—
State	(156)	(188)	—

Total deferred:	(844)	(3,900)	—

Income tax (benefit) expense	$(793)	$(3,750)	$60

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2005	2004
Deferred tax assets:

Accounts receivable reserves	$115	$60
Inventory reserve	661	380
Inventory capitalization	102	92
Depreciation/amortization	209	77
Accrued compensation/vacation	348	321
Abandonment of space	69	—
AMT credit carryforwards	93	88
Net operating loss carryforward	3,039	2,748
Deferred gain on building sale	107	134

	4,744	3,900

Deferred tax liabilities:	—	—
	4,744	3,900

Valuation allowance	—	—

Net deferred tax asset	$4,744	$3,900

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

Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management concluded at March 31, 2004 that future income will more than likely be sufficient to realize its deferred tax assets. Accordingly, we reversed the offsetting valuation allowance in its entirety based on the weight of the positive and negative evidence regarding recoverability of the Company’s deferred tax assets, which resulted in a $3.8 million tax benefit in the fiscal year ended March 31, 2004. Management believes that based on the weight of the evidence, past profitability, and estimates of future profitability, including the gain resulting from the sale of our secure network services business, that the valuation allowance established in prior years is no longer necessary.

The Company has $8.6 million of net operating loss carryforwards, which expire in fiscal years 2019 through 2025. As a result of the sale of the secure network services business completed on June 30, 2005, the Company expects to utilize the net operating loss carry forward in its entirety during fiscal year 2006. Therefore a corresponding portion of the deferred tax asset has been reclassified as a current asset to reflect the utilization of the net operating loss.

The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2005	2004	2003
(Benefit) provision for income taxes	(34.0)%	34.0%	34.0%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	(7.1)	6.2	5.0
Other state taxes, net of federal benefit		12.2	0.0
Permanent items	4.0	9.1	0.0
Other	1.1	(1.1)	(7.8)
Change in valuation allowance for deferred tax assets	—	(845.0)	(22.8)

Total	(36.0)%	(784.6)%	8.4%

12. LEASING ACTIVITY

The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments, net of sublet rental income under operating leases as of March 31: (Amounts in thousands)

Year ending March 31,
2006	$713
2007	495
2008	292
2009	207
2010	102
Thereafter	—

Total minimum lease payments	$1,809

Deferred income of $278 thousand and $337 thousand at March 31, 2005 and 2004, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.

Total rent expense under operating leases was $1.13 million, $782 thousand and $632 thousand for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2005 are $1.1 million.

13. RELATED PARTY TRANSACTIONS

Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, are the owners of 784,422 shares, or 27% of the Company’s common stock, holds $400 thousand face amount of the Company’s 7% Convertible Subordinated Debenture dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amount of the Company’s 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $188 thousand for fiscal year 2005, $221 thousand for fiscal year 2004, and $300 thousand for each fiscal year 2003. Subsequent to year end and after receiving consent from our bank, the balance of the subordinated notes was reduced to $1.0 million. In addition, the maturity of the notes was extended to July 1, 2007. (See Note 6).

In conjunction with the acquisition of AlphaNational Technology Services, Inc. which was completed on September 30, 2004, the Company issued $168 thousand in notes to the former AlphaNational shareholders. Interest is accrued at the rate of 6%. (See Note 4).

During the fiscal year ended March 31, 2004, the lender on our revolving credit facility approved principal payments of $1.6 million to reduce the Company’s 7% convertible subordinated debt. After the payment, the outstanding principal balance was $400 thousand. The bank also approved $300 thousand in payments for accrued interest. During the fiscal year ended March 31, 2003 after receiving waivers from the bank, we made payment to the affiliates of $225 thousand for accrued interest. On January 2, 2002, we made a payment of $100 thousand to the Affiliates for interest due. At March 31, 2005 and 2004, interest payable to the Estate was $100 thousand and $140 thousand, respectively.

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

In conjunction with the acquisition of Microserv, the Company issued $494 thousand in notes to the former Microserv shareholders. Interest is payable at the rate of 5% quarterly and in arrears. Interest payments were made to three individuals, one of whom was a 5% shareholder/employee, one a director and one who is an executive in the Company. Because the Company was not in compliance with our revolving credit agreement at December 31, 2004, the Company was unable to repay the notes and, as a result, the interest rate was increased to 10% effective February 1, 2005. The notes are classified as current liabilities in our financial statements as they were not repaid upon maturity on February 1, 2005. Concurrent with the amendment of the revolving credit agreement on June 29, 2005 (See Note 6.), the Company requested and received consent from the bank to repay the notes in full.

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

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2005	2004	2003
Interest	$644	$611	$649

Income taxes	—	$81	$22

Disclosure of non-cash financing activities:

6% notes payable to former AlphaNational shareholders	$168	$—	$—

5% notes payable to former Microserv shareholders	$—	$494	$—

Common stock issued for the purchase of AlphaNational	$1,028	$—	$—

Common stock issued for the purchase of Microserv	$—	$1,871	$—

Fees to investment bankers	$—	$117	$—

Fair value of assets acquired	$—	$1,619	$—

Warrants issued in connection with private placement	$—	$69	$—

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended March 31,
(Amounts in thousands except share data)	2005	2004	2003
Numerator for earnings per share:

Net income as reported - Basic	$(1,411)	$4,228	$648

Interest on convertible subordinated debt (net of tax)	—	77	—

Net Earnings - Dilutive	$(1,411)	$4,305	$648

Denominator:

Denominator for basic earnings per share- Weighted-average shares outstanding	3,043,465	2,638,345	2,175,781

Effect of dilutive securities:
7% convertible debenture	—	97,324	—
Employee stock options	42,243	43,226	36,579
Non qualified stock options	564	2,124	—
Warrants	8,650	6,637	—

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	3,094,922	2,787,656	2,212,360

Earnings per share - Basic:	$(.46)	$1.60	$.30

Earnings per share - Diluted	$(.46)	$1.54	$.30

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. No effect is given to dilutive securities for loss periods.

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

The Company has a number of significant customers. The Company’s largest customer accounted for 14%, 15% and 16% of the Company’s revenues for the years ended March 31, 2005, 2004 and 2003, respectively. The Company’s five largest customers, collectively, accounted for 63%, 56%, and 57%, of revenues for the years ended March 31, 2005, 2004 and 2003, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.

Revenues from services rendered to the United States Government and the relative percentages of such revenues to revenues from continuing operations for the fiscal years ended March 31, 2005, 2004 and 2003 were $13.5 million (22%), $11.0 million (22%), and $12.1 million (24%). Revenues for the secured network services business were $13.5 million, $9.5 million and $11.4 million for fiscal years 2005, 2004 and 2003, respectfully. As result of the sale on of this business on June 30, 2005, these revenues will not be recurring.

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS:

                      (Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005(2)
Revenues	$13,441	$14,809	$15,605	$18,151

Gross Margin	1,665	1,671	(36)	834

Net income	$91	$44	$(1,035)	$(511)

Basic earnings per share	$.03	$.02	$(.33)	$(.16)

Diluted earning per share	$.03	$.01	$(.33)	$(.16)

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004(1)
Revenues	$10,676	$12,461	$13,380	$13,020

Gross Margins	1,320	1,496	1,578	1,534

Net income	$51	$152	$202	$3,823

Basic earnings per share	$.02	$.06	$.07	$1.31

Diluted earning per share	$.02	$.06	$.07	$1.25

(1)	See Note 11 to the consolidated financial statements for discussion on deferred tax benefit.

(2)	Includes reversal of a loss accrual of $300 thousand recorded during the quarter ended December 31, 2004 resulting from the startup of a new long-term, nation-wide, enterprise maintenance contract.

19. SUBSEQUENT EVENT

On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, subject to adjustments described in the asset purchase agreement based on the net assets of the business on the date of closing. The asset purchase agreement provides that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of its indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation the Company will have to INDUS Corporation if the novation of the Key Contract from us to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, the Company will be obligated to pay to INDUS Corporation an amount equal $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. The Company will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million serves as security for a payment obligation the has to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. In addition, INDUS Corporation has certain rescission rights. First, if the government customer to the Key Contract rejects the novation of such Key

Contract on or before the six month anniversary of the date of the asset purchase agreement and the government customer takes action to preclude the Company from providing INDUS Corporation with the economic benefit of such Key Contract (whether by subcontract or otherwise), INDUS Corporation may rescind the entire sale transaction in lieu of being paid the $2.0 million amount referenced above. Second, if the Company is unable to provide INDUS Corporation with evidence of the government’s approval of the assignment to INDUS Corporation to a material contract (other than the Key Contract) on or before a date six months from the date of closing, INDUS Corporation may rescind the transaction. The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of Secure Network Services Business.”

In connection with the asset purchase agreement, The Company also transferred to INDUS Corporation all of its right, title and interest in and to our Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that the Company entered into with one federal agency pursuant to the Contract. Since the Company has a need to utilize the Contract and BPA in connection with businesses that it has retained, the Company will enter into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as the Company is awarded a new Federal Supply Service Information Technology Contract

The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of the Company’s revenues for the fiscal years ended 2005 and 2004 and represented 7% of its assets at March 31, 2005.

The Company estimates the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.0 million. The recognition of the gain on the sale of the secure network services business is subject to certain contingencies, and as such, the gain will be deferred until the contingencies are resolved.

The Company expects that it will use approximately $9.0 million of the proceeds from the sale of the secure network services business to repay indebtedness and accrued interest and the remainder of the proceeds will be used for working capital purposes.

The unaudited pro forma financial information presented reflects the estimated pro forma effect of the sale of the secure network services business. The following unaudited pro forma condensed consolidated financial statements are included: (a) an unaudited pro forma condensed consolidated statements of operations for the years ended March 31, 2005, 2004 and 2003 giving effect to the sale of the secure network services business as if it occurred on April 1, 2004, 2003 and 2002, respectively; and (b) an unaudited pro forma condensed consolidated balance sheet at March 31, 31, 2005 and 2004, giving effect to the sale of the secure network services business as if it occurred at the beginning of each period.

The unaudited pro forma condensed consolidated financial statements include specific assumptions and adjustments related to the sale of the secure network services business. These pro forma adjustments have been made to illustrate the anticipated financial effect of the sale of the secure network services business. The adjustments are based upon available information and assumptions that the Company believes are reasonable as of the date of this filing. However, actual adjustments may differ materially from the information presented. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed consolidated financial statements. These pro forma condensed consolidated statements of operations do not include anticipated gain on the sale of the secure network services business of approximately $5.0 million. The recognition of the gain on the sale of the secure network services business is subject to certain contingencies, and as such, the gain will be deferred until the contingencies are resolved.

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety by and should be read in conjunction with the more detailed information and financial data appearing in the Company’s historical consolidated financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the disposition of the secure network services business by the Company have been made.

Proforma Statement of Operations (Unaudited)

			For the year ended
(amounts in thousands, except share data)			March 31, 2005
	Actual		Adjustments	Proforma
Revenues	$62,006	(1)	$(13,580)	$48,426

Operating loss	(1,541)	(2)	(2,240)	(3,781)

Interest Expense	663	(3)	483	180

(Loss)income before income taxes	(2,204)	(2)	(1,757)	(3,961)

Income tax (benefit) expense	(793)	(4)	(632)	(1,425)

Net (loss) Income	$(1,411)		$(1,125)	$(2,536)

(Loss)earnings per share - basic	$(0.46)			$(0.83)

(Loss)earnings per share - diluted	$(0.46)			$(0.83)

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

Proforma Statement of Operations (Unaudited)

			For the year ended
(amounts in thousands, except share data)			March 31, 2004
	Actual		Adjustments	Proforma
Revenues	$49,537	(1)	$(9,481)	$40,056

Operating loss	(1,541)	(2)	(1,040)	14

Interest Expense	576	(3)	526	50

Income before income taxes	478	(2)	(514)	(36)

Income tax (benefit) expense	(3,750)	(4)	(185)	(3,935)

Net income	$4,228		$(329)	$3,899

Earnings per share - basic	$1.60			$1.48

Earnings per share - diluted	$1.54			$1.40

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

Proforma Statement of Operations (Unaudited)

	For the year ended
(amounts in thousands, except share data)	March 31, 2003
	Actual		Adjustments	Proforma
Revenues	$50,418	(1)	$(11,444)	$38,974

Operating loss	1,337	(2)	(1,112)	225

Interest Expense	629	(3)	526	103

Income before income taxes	708	(2)	(586)	122

Income tax (benefit) expense	60	(4)	(211)	(151)

Net Income	$648		$(375)	$273

Earnings per share - basic	$0.30			$0.13

Earnings per share - diluted	$0.30			$0.12

The proforma adjustment to the historical financial statements are:

(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.

(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.

(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments

The unaudited consolidated pro-forma Balance Sheets at March 31, 2005 and 2004 give effect to the sale of the Company’s secure network services business as if the transaction was completed at the beginning of each fiscal year. The results are presented for informational purposes and are not indicative of actual results.

Proforma — Balance Sheet (Unaudited)

	For the years ended
	March 31, 2005				March 31, 2004
	As				As
	reported		Adjustments	Proforma	reported		Adjustments	Proforma
ASSETS

CURRENT ASSSETS
Cash	$1,264	(2)	$12,500	$4,420	$430	(2)	$12,500	$3,586
		(5)	(9,344)			(5)	(9,344)
Trade accounts receivable, net	12,468	(1)	(1,949)	10,519	9,364	(1)	(1,949)	7,415
Inventory, net	5,600			5,600	5,845			5,845
Prepaid expenses and other current assets	487	(1)	(16)	471	599	(1)	(16)	583
Deferred tax asset	3,814	(3)	(3,039)	775	1,204	(3)	(1,204)	—

TOTAL CURRENT ASSETS	23,633		(1,848)	21,735	17,442		(13)	17,429

PROPERTY AND EQUIPMENT, net	1,608	(1)	(64)	1,544	1,598	(1)	(64)	1,534
GOODWILL AND OTHER INTANGIBLE ASSETS (net)	7,438			7,438	4,606			4,606
OTHER ASSETS	141			141	149			149
DEFERRED TAX ASSET	930		632	1,526	2,696	(3)	(1,650)	1,046

TOTAL ASSETS	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,955	(1)	$(500)	$5,455	$3,024	(1)	$(500)	$2,524
Accrued expenses	4,776	(1)	(229)	8,115	3,699	(1)	(229)	5,795
		(3)	725			(3)	725
		(4)	3,193			(4)	1,950
		(5)	(350)			(5)	(350)
Deferred maintenance revenues	3,776			3,776	2,543			2,543
Current portion of long-term debt	17			17	29			29
Notes payable	662	(5)	(494)	168	494	(5)	(494)	—

TOTAL CURRENT LIABILITIES	15,186		2,345	17,531	9,789		1,102	10,891

LONG-TERM BANK DEBT	9,463	(5)	(6,100)	3,363	7,227	(5)	(6,100)	1,127
OTHER LONG-TERM DEBT	3			3	19			19
SUBORDINATED DEBT - AFFILIATE	2,400	(5)	(1,400)	1,000	2,400		(1,400)	1,000
DEFERRED INCOME	278		—	278	337		—	337

TOTAL LIABILITIES	27,330		(5,155)	22,175	19,772		(6,398)	13,374

STOCKHOLDERS’ EQUITY
Common Stock	827			827	764			764
Additional paid in capital	9,011			9,011	7,962			7,962
(Accumulated deficit) retained earnings	(3,206	(6)	5,000	669	(1,795	(6)	5,000	2,876
		(7)	(1,125)			(7)	(329)
Less treasury stock at cost	(212		—	(212)	(212		—	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,420		3,875	10,295	6,719		4,671	11,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

(1)	Reflects the elimination of net assets sold in connection with the sale of the secure network services business.

(2)	Reflects the cash proceeds received from the sale of $12.5million and includes amounts held in escrow at closing of $3.0 million, which is reflected in the cash balance.

(3)	Records the provision for income taxes utilizing the net operating loss carryforward and estimated additional income taxes.

(4)	Reflects estimated transaction costs, fees and expenses

(5)	Reflects the approximate use of $9.0 of the proceeds to repay indebtedness

(6)	Reflects the estimated gain on sale of secure network services business (after contingencies are resolved), net of taxes and transaction costs.

(7)	Impact on earnings for the elimination of earnings for the secure network services business

Halifax Corporation

Schedule II, Valuation and Qualifying Accounts

March 31, 2005

	Balance at			Balance at
	beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2003

Allowance for doubtful Accounts	$290,000	$120,000	$140,000	$270,000

Allowance for inventory Obsolescence	$600,000	$165,000	$135,000	$630,000

Year Ended March 31, 2004

Allowance for doubtful Accounts	$270,000	$84,000	$206,000	$148,000

Allowance for inventory Obsolescence	$630,000	$379,000	$57,000	$952,000

Year Ended March 31, 2005

Allowance for doubtful Accounts	$148,000	$179,000	$29,000	$298,000

Allowance for inventory Obsolescence	$952,000	$1,044,000	$280,000	$1,716,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 28, 2004, our Audit Committee engaged Grant Thornton LLP (“Grant Thornton”) as our independent auditor to audit the Company’s consolidated financial statements for the fiscal year ending March 31, 2005. Deloitte & Touche LLP (“Deloitte”) who had been engaged by the Company as the independent accountants to audit our consolidated financial statements was dismissed effective July 28, 2004.

The decision to change our independent accountants from Deloitte to Grant Thornton was approved by the Audit Committee of the Board of Directors.

The reports of Deloitte, on the financial statements of us during the two-year period ended March 31, 2004, did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for our changing its accounting for goodwill and other intangible assets during fiscal 2003 as a result of adopting statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” During the two-year period ended March 31, 2004, and interim period from April 1, 2004 through July 28, 2004, we did not have any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Deloitte was provided with a copy of this disclosure and was requested by us to furnish a letter addressed to the SEC stating whether Deloitte agreed with the above statements. A copy of this letter was filed as exhibit 16.2 to our current report of Form 8-K filed on July 30, 2004.

Item 9A. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”), as of the end of the period covered by this Form 10-K (“Disclosure Controls”). This evaluation (“Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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

Conclusions. Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports it files or submits under the Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission’s rules and forms.

Based on the Internal Controls Evaluation, there were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

The information regarding executive officers contained in Part I, Item 4A “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference in this Item 10.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all directors, officers, including our chief executive officer, chief financial officer, controller and persons performing similar functions, and employees. Copies of our Code of Conduct and Ethics are available without charge upon written request directed to Halifax Corporation, Attn: Secretary, 5250 Cherokee Avenue, Alexandria, VA 22312.

Item 11. Executive Compensation

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements. For our 2005 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report: as Item 8

1. Consolidated Financial Statements

o	Independent Auditors’ Reports

o	Consolidated Statements of Operations for the years ended March 31, 2005, 2004, and 2003

o	Consolidated Balance Sheets as of March 31, 2005 and 2004

o	Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003

o	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2005, 2004 and 2003

o	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

o	Schedule II, Valuation and Qualifying Accounts

All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

1.	Stock Purchase Agreement Between US Facilities and Halifax dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000.)

2.1	Transition Agreement by and Among Halifax Corporation, Halifax Technical Services, Inc. and US Facilities dated May 31, 2000. (Incorporated by reference to Exhibit 1 to Form 8-K dated June 2, 2000.)

2.2	Agreement and Plan of Merger, dated August 29, 2003 for the Acquisition of Microserv, Inc. by Halifax Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 12, 2003.)

2.3	Agreement and Plan of Merger dated September 30, 2004 by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from Exhibit 2.1 to Form 8-K dated September 30, 2004.)

2.4	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Research Industries Incorporated Promissory Note dated October 8, 1998. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2002.

4.2	Research Industries Incorporated Promissory Note dated October 13, 1998. (Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended March 31, 2002.)

4.3	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.4	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended march 31, 2002.)

4.5	Research Industries Incorporated Promissory Note dated January 27, 1998. (Incorporated by reference to Exhibit 4.15 Form 10-K for the year ended March 31, 2003.)

4.6	Amendment to Amended Revolving Credit and Security Agreement by and between the Company and Southern Financial Bank dated August 20, 2003 (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2003.

4.7	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

4.8	Amended Revolving Credit and Security Agreement by and between the company and Provident Bank dated November 8, 2004.. (Incorporated by reference to Exhibit 99.1 to Form 8-K .)

4.9	Second Amended and Restated Loan and Security Agreement dated as of the 29th day of June, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents

4.10	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock

4.11	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003

4.12	Amendment to 7% Subordinated Debenture dated January 27, 1998 and modified on August 7, 2003 and September 30, 2003 held by Nancy M. Scurlock

4.13	Amendment to 7% Subordinated Debenture dated January 27, 1998 and modified on August 7, 2003 and September 30, 2003 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003

10.1	1984 Incentive Stock Option and Stock Appreciation Rights Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended March 31, 1989).

10.2	Agreement of purchase and sale with amendments dated June 7, 1992, between the Company and ReCap Inc. for the Halifax Office Complex. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended March 31, 1992).

10.3	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.4	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.6	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.7	Severance Agreement of James Sherwood, dated November 9, 1999. (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2001.)

10.8	Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.9	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.10	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.11	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.12	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.13	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.15	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.16	Summary Term Sheet of Director Fees and Officer Compensation

21.1	Subsidiaries of the registrant.

23.	Independent Registered Public Accounting Firm Consent

23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 13, 2005. 31.2 Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 13, 2005.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 13, 2005 pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 13, 2005 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By	/s/Charles L. McNew

Charles L. McNew
	President and Chief Executive Officer	Date: 7/13/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Charles L. McNew Charles L. McNew	President and Chief Executive Officer and Director, (Principal Executive Officer)	7/13/05

/s/Joseph Sciacca Joseph Sciacca	Vice President, Finance, and Chief Financial Officer, (Principal Financial Accounting Officer)	7/13/05

/s/John H. Grover John H. Grover	Chairman of the Board of Directors	7/13/05

/s/Thomas L. Hewitt	Director	7/13/05

Thomas L. Hewitt

/s/John M. Toups	Director	7/13/05

John M. Toups

/s/Daniel R. Young	Director	7/13/05

Daniel R. Young

/s/Arch C. Scurlock, Jr.	Director	7/13/05

Arch C. Scurlock, Jr.

/s/Gerald F. Ryles	Director	7/13/05

Gerald F. Ryles