Form 10-Q
period 2005-06-30
HALIFAX CORP
filed 2005-08-15
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,172,206 shares of common stock outstanding as of August 10, 2005.

HALIFAX CORPORATION
CONTENTS
PART I FINANCIAL INFORMATION

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2005	March 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$491	$1,264
Trade accounts receivable, net	10,456	12,468
Sale proceeds receivable	13,093	—
Inventory, net	5,848	5,600
Prepaid expenses and other current assets	243	487
Deferred Tax Asset	778	3,814

TOTAL CURRENT ASSETS	30,909	23,633

PROPERTY AND EQUIPMENT	1,424	1,608
GOODWILL	6,129	6,129
INTANGIBLE ASSETS	1,230	1,309
OTHER ASSETS	139	141
DEFERRED TAX ASSET	956	930

TOTAL ASSETS	$40,787	$33,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,816	$5,955
Accrued expenses	4,629	4,776
Deferred gain on sale (net of taxes of $3.7 million)	5,810	—
Notes payable	168	662
Income taxes payable	728	—
Deferred maintenance revenue	3,856	3,776
Current portion of long-term debt	12	17

TOTAL CURRENT LIABILITIES	21,019	15,186

LONG-TERM BANK DEBT	10,605	9,463
SUBORDINATED DEBT — PAYABLE TO AFFILIATE	2,400	2,400
OTHER LONG-TERM DEBT	1	3
DEFERRED INCOME	263	278

TOTAL LIABILITIES	34,288	27,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,428,890 as of June 30, 2005 and 3,177,096 as of March 31, 2005
Outstanding — 3,172,206 shares as of June 30, 2005 and 2,920,412 shares as of March 31, 2005	827	827
Additional paid-in capital	9,014	9,011
Accumulated (deficit) earnings	(3,130)	(3,206)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,499	6,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,787	$33,750

     See notes to Consolidated Financial Statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2005 AND 2004 (UNAUDITED)

(Amounts in thousands, except share data)	Three Months Ended
	June 30,
	2005	2004

Revenues	$14,679	$10,668
Costs	13,497	9,574

Gross margin	1,182	1,094

Selling and marketing	417	491
General and administrative	908	888

Operating loss	(143)	(285)

Interest expense	217	139

Loss before income taxes	(360)	(424)

Income tax benefit	(126)	(148)

Loss from continuing operations	(234)	(276)

Income from discontinued operations (net of taxes of $164 and $204, for 2005 and 2004, respectively)	310	367

Net income	$76	$91

Earnings (loss) per share — basic

Continuing operations	$(.07)	$(.09)
Discontinued operations	.09	.12

	$.02	$.03

Earnings (loss) per share — diluted

Continuing operations	$(.07)	$(.09)
Discontinued operations	.09	.12

	$.02	$.03

Weighted number of shares outstanding
Basic	3,171,595	2,902,665
Diluted	3,192,754	2,958,083
No effect is given to dilutive securities for loss periods.
See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JUNE 30, 2005 (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:

Net loss continuing operations	$(234)	$(276)
Net income discontinued operations	310	367

Adjustments to reconcile net income to net cash (used) in operating activities:
Depreciation and amortization	260	203
Deferred tax benefit	10	55
Changes in operating assets and liabilities:
Accounts receivable	(233)	(1,558)
Inventory	(248)	39
Prepaid expenses and other assets	(3)	(58)
Accounts payable and accrued expenses	(1,296)	(13)
Income taxes payable	13	53
Deferred maintenance revenue	80	717
Deferred income	(15)	(14)

Total adjustments	(1,432)	(576)

Net cash used by operating activities	(1,356)	(485)

Cash flows from investing activities:

Acquisition of property and equipment	(61)	(92)

Net cash used in investing activities	(61)	(92)

Cash flows from financing activities:

Proceeds from bank borrowing	8,117	4,615
Retirement of bank debt	(6,975)	(4,401)
Retirement of other-long-term debt	(7)	(6)
Retirement of acquisition debt	(494)	—
Proceeds from issuance of common stock	3	36

Net cash provided by financing activities	644	244

Net decrease in cash	(773)	(333)

Cash at beginning of period	1,264	430

Cash at end of period	491	$97

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63	$139

Cash paid for income taxes	$3	$—

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, subject to adjustments described in the asset purchase agreement based on the net assets of the business on the date of closing. The asset purchase agreement provides that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation the Company has to INDUS Corporation if the novation of the Key Contract from the Company to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, the Company will be obligated to pay to INDUS Corporation an amount equal $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. The Company will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million served as security for a payment obligation the Company has to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. In addition, INDUS Corporation has certain rescission rights. First, if the government customer to the Key Contract rejects the novation of such Key Contract on or before the six month anniversary of the date of the asset purchase agreement and the government customer takes action to preclude the Company from providing INDUS Corporation with the economic benefit of such Key Contract (whether by subcontract or otherwise), INDUS Corporation may rescind the entire sale transaction in lieu of being paid the $2.0 million amount referenced above. Second, if the Company is unable to provide INDUS Corporation with evidence of the government’s approval of the assignment to INDUS Corporation to a material contract (other than the Key Contract) on or before six months from the date of closing, INDUS Corporation may rescind the transaction. All requested consents were received and on July 8, 2005, the $1.0 million held in escrow to serve as security for such obligation was released to the Company.
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
In connection with the asset purchase agreement, the Company also transferred to INDUS Corporation all of its right, title and interest in and to its Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that the Company entered into with one federal agency pursuant to the Contract. Since the Company has a need to utilize the Contract and BPA in connection with businesses that the Company has retained, it will enter into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as the Company is awarded a new Federal Supply Service Information Technology Contract.
The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of the Company’s assets at March 31, 2005. At June 30, 2005 and 2004, the revenues from the secure network services business were approximately $3.0 million and $2.8 million, respectively.
The Company estimates the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.8 million (net of income taxes of approximately $3.7 million). As a result of the sale of the Secure Network Services business, the Company expects to utilize its net operating loss carryforward of approximately $3.0 million and has reduced its deferred tax asset accordingly (see Note 6). In addition the Company has recorded an additional liability for income taxes payable of approximately $700 thousand. The recognition of the gain on the sale of the secure network services business is subject to certain contract novation contingencies described above, and as such, the gain will be deferred until such contingencies are resolved.
Note 3 — Acquisition
On September 30, 2004, the Company acquired 100% of the stock of AlphaNational Technology Services, Inc. (AlphaNational) for approximately $2.4 million. The consideration was cash of $200 thousand, notes payable of $168 thousand and 235,249 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus liabilities assumed of $623 thousand. In addition, direct acquisition costs were approximately $379 thousand. The shares were discounted approximately 14% from the quoted market value of $5.10 because such shares were not registered under the Securities Act of 1933, as amended, and are subject to trading restrictions. In addition, the notes payable to the former AlphaNational shareholders were reduced from $500 thousand to $168 thousand based upon final adjustments to the closing balance sheet. In addition, the terms of the agreement provide for additional consideration of $150 thousand to be paid if revenues of the acquired company exceed certain targeted levels by September 30, 2005. As of June 30, 2005, it is unlikely that the targeted levels will be achieved.
AlphaNational is an enterprise maintenance solutions company providing services to the national marketplace. The primary reasons for the acquisition of AlphaNational were to expand the Company’s geographic base and strengthen its service delivery capability. AlphaNational also added a number of prestigious customers, added key management and enhanced the Company’s ability to grow its partnership arrangements with the global service provider community. Other intangible assets of $810 thousand will be amortized over their weighted-average useful lives and include customer contracts of $710 thousand (five years) and non-compete agreements of $100 thousand (two years). The trade name and goodwill have indefinite lives and will not be amortized, but will be subject to periodic impairment testing.

Note 4 — Accounts Receivable consisted of the following:
(amounts in thousands)

	June 30, 2005	March 31, 2005

Amounts billed	10,348	12,373

Amounts unbilled	381	393

Allowance for doubtful accounts	(273)	(298)

Accounts receivable, net	10,456	12,468

Note 5 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $1.8 million and $1.7 million at June 30, 2005 and March 31, 2005, respectively.
Note 6 — Tax Matters
Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities. Deferred tax assets are recognized for deductible temporary timing differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the deferred tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. As a result of the sale of the secure network services business, the Company expects to utilize the net operating loss carryforward in its entirety. The net operating loss of approximately $3.0 million will be utilized to offset the taxable gain on the sale. Such amount has been reclassified to reduce the gain on the sale of the Secure Network Services business and has been classified as part of the deferred gain on sale. Management has evaluated the deferred tax asset giving consideration to the full utilization of the net operating loss carryforward and has concluded that, in its judgment, the deferred tax asset remains fully realizable and therefore a valuation allowance need not be established.
Note 7 — Debt Obligations
Bank Debt
On June 29, 2005, the Company and its subsidiaries amended and restated the Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the agreement. The amount available under the agreement remains at $12.0 million. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount was paid on June 30, 2005 and will be payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, the Company will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of June 30, 2005, $10.6 million was outstanding and $1.4 million was available to us. The interest rate at June 30, 2005 was 5%.

The revolving credit agreement contains representations, warranties and covenants that are that are customary in connection with a transaction of this type. The revolving credit agreement also contains certain financial covenants which the Company is required to maintain including, but not limited to, tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the revolving credit agreement.
At June 30, 2005, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
For more information on the Company’s amended and restated loan and security agreement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Notes Payable
In conjunction with the acquisition of MicroServ, Inc., the Company issued notes to the former MicroServ shareholders in the aggregate amount of $494 thousand, which bore interest at 6%. On June 30, 2005, with the consent of Provident Bank, the notes payable were paid in full.
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). The holders of the 8% promissory notes and 7% convertible subordinated debentures are The Arch C. Scurlock Children’s Trust (the “Children’s Trust”) and Nancy M. Scurlock. Both are greater than 10% shareholders of the Company’s common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust are our directors.
The Company has a series of notes outstanding to the above referenced Affiliates that are subordinated to the revolving credit agreement described above. At June 30, 2005, the aggregate principal amount of the subordinated debt held by Affiliates consisted of the following:

7% Convertible subordinated debt with a conversion price of $3.19 per common share	$400,000
8% Subordinated notes	2,000,000

$2,400,000

Amendments to 8% Promissory Notes and 7% Convertible Subordinated Debentures
On June 29, 2005, the Company amended its 8% promissory notes and 7% convertible subordinated debentures to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of the second amended and restated loan and security agreement.
Subsequent to June 30, 2005 and with the consent of the bank, the Company agreed to make principal and accrued interest payments on the 8% promissory notes and 7% convertible subordinated debentures aggregating $1.5 million. The Company utilized a portion of the proceeds from the sale of its secured network services business to make these payments to the holders of its 8% promissory notes and 7% convertible subordinated debentures and made such payments on July 13, 2005. After such payment, the principal balance on the 7% convertible subordinated debenture was $0 and the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires bank approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $147 thousand at June 30, 2005.
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
In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS No. 123R”) “Share-based Payment” to stock-based employee compensation is as follows:

(Amounts in thousand, except share data)	Three Months Ended
	June 30,
	2005	2004

Net income as reported	$76	$91

Add: Compensation expense under APB No 25	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	(20)	(34)

Pro-forma net income	$56	$57

Earnings per common share (as reported):
Basic	$.02	$.03
Diluted	$.02	$.03

Pro-forma earnings per common share:
Basic	$.02	$.02
Diluted	$.02	$.02
These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 9 — Recent Accounting Pronouncements
In December 2004, The Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R. SFAS No. 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt SFAS 123R during the first quarter of fiscal year 2007. The Company is currently evaluating the impact that this pronouncement will have on its financial statements.
Note 10 — Contingencies
As further discussed in Note 2, the Company sold its secure network services business on June 30, 2005 for $12.5 million. After costs, fees, and taxes, the gain is estimated to be approximately $5.8 million. The recognition of the gain is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations and quality in operating results as start-up costs are expensed as incurred.
Our goal is to return to and maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry, and our ability to replace contracts which were sold in connection with the sale of the secure network services business with new high availability maintenance contracts. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
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
We plan to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. In conjunction with the sale of our Secure Network Services business, we have undertaken some cost containment initiatives including staff reductions and elimination of services in order to align our expenses in relation to our revenues. We also will reduce our interest expense significantly as a result of paying down our debt obligations.
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our fiscal year 2005 operating results reflect the impact of this challenging environment. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with the loss of our contract with the Commonwealth of Pennsylvania in early fiscal year 2005, longevity of service may have little influence in the customer decision making process.
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, subject to adjustments described in the asset purchase agreement based on the net assets of the business on the date of closing. The asset purchase agreement provides that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of our indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to us eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation we have to INDUS Corporation if the novation of the Key Contract from us to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, we will be obligated to pay to INDUS Corporation an amount equal $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. We will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million served as security for a payment obligation we had to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. In addition, INDUS Corporation has certain rescission rights. First, if the government customer to the Key Contract rejects the novation of such Key Contract on or before the six month anniversary of the date of the asset purchase agreement and the government customer takes action to preclude the us from providing INDUS Corporation with the economic benefit of such Key Contract (whether by subcontract or otherwise), INDUS Corporation may rescind the entire sale transaction in lieu of being paid the $2.0 million amount referenced above. Second, if we are unable to provide

INDUS Corporation with evidence of the government’s approval of the assignment to INDUS Corporation to a material contract (other than the Key Contract) on or before a date roughly six months from the date of closing, INDUS Corporation may rescind the transaction. All requested consents were received and on July 8, 2005, the $1.0 million held in escrow to serve as security for such obligation was released to us.
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
In connection with the asset purchase agreement, we also transferred to INDUS Corporation all of our right, title and interest in and to its Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that we entered into with one federal agency pursuant to the Contract. Since we have a need to utilize the Contract and BPA in connection with businesses that we retained, we will enter into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as we are awarded a new Federal Supply Service Information Technology Contract.
The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of our assets at March 31, 2005. At June 30, 2005 and 2004, the revenues from the secure network services business were approximately $3.0 million and $2.8 million, respectively.
We estimate the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.8 million net of income taxes of approximately $3.7 million. As a result of the sale of the Secure Network Services business, we expect to utilize our net operating loss carryforward of approximately $3.0 million and have reduced our deferred tax asset accordingly. In addition we have recorded an additional liability for income taxes payable of approximately $700 thousand. The recognition of the gain on the sale of the secure network services business is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended June 30, 2005 and 2004, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousand, except share data)

	Three Months Ended June 30,
Results of Operations	2005	2004	Change	%

Revenues	$14,679	$10,668	$4,011	38%

Costs	13,497	9,574	3,923	41%

Percent of revenues	92%	90%

Gross margin	1,182	1,094	88	8%
Percentage of revenues	8%	10%

Selling and marketing	417	491	(74)	(15%)
Percent of revenues	3%	5%

General & administrative	908	888	20	2%

Percent of revenues	6%	8%

Total selling, marketing and general & administrative expense	1,325	1,379	(54)	4%

Percent of revenues	9%	13%

Operating loss	(143)	(285)	142	(50%)
Percent of revenues	(1%)	(3%)

Interest expense	217	139	78	56%

Loss before income tax	(360)	(424)	64	(15%)

Income tax benefit	(126)	(148)	22	(15%)

Loss from continuing operations	(234)	(276)	42	(15%)

Income from discontinued operations (net of taxes)	310	367	(57)	(16%)

Net income	$76	$91	$(15)	(16%)

Earnings (loss) per share — basic

Continuing operations	$(.07)	$(.09)
Discontinued operations	.09	.12

	$.02	$03

Earnings (loss) per share — diluted

Continued operations	$(.07)	$(.09)
Discontinued operations	.09	.12

	$.02	$03

Weighted average number of shares outstanding
Basic	3,171,595	2,912,665
Diluted	3,192,754	2,958,083
No effect is given to dilutive securities for loss periods.

Revenues
Revenues are generated from the sale of high availability enterprise maintenance services and technology deployment (consisting of professional services, seat management and deployment services, and product sales). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer.
The composition of revenues for:

	Three Months Ended June 30,
(Amounts in thousands)	2005	2004	Change	%

Services	$13,293	$9,675	$3,618	37%
Product held for resale	1,386	993	393	40%

Total Revenue	$14,679	$10,668	$4,011	38%

Revenues for the three months ended June 30, 2005 increased 38%, or $4.0 million, to $14.7 million from $10.6 million for the three months ended June 30, 2004. The increase in revenue resulted primarily from growth within existing contracts and the inclusion of the AlphaNational acquisition, which closed September 30, 2004, in the current year results.
Revenues from services for the three months ended June 30, 2005 increased 37%, or $3.6 million, to $13.3 million from $9.7 million for the three months ended June 30, 2004. The principal reason for the increase in services revenue was the revenue stream from several long-term enterprise maintenance contracts which started in the summer of 2004 which was not in existence in the prior period.
Product held for resale for the three months ended June 30, 2005 increased $393 thousand, or 40%, from $993 thousand to $1.4 million for the three months ended June 30, 2004. The increase in product held for resale was a result of several large one time orders. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
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

Costs were comprised of the following components:

	Three Months Ended June 30,
(Amounts in thousands)	2005	2004	Change	%

Direct costs	$12,234	$8,702	$3,532	41%
Indirect costs	1,263	872	391	45%

Total costs	$13,497	$9,574	$3,923	41%

Total costs for the three months ended June 30, 2005 increased to $13.5 million from $9.6 million for the same period in 2004, an increase of 41%. The increase in costs was attributed to direct costs incurred to service the increase in our customer base as a result of the increase in revenue.
Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended June 30, 2005, direct costs increased $3.5 million, or 41%, to $12.2 million from $8.7 million for the three months ended June 30, 2004. As discussed above, the primary reason for the increase in direct costs was the cost of labor parts and freight and other services, as well as the cost of product to support the increase in revenue.
Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $391 thousand from $872 thousand for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005. The principal reason for the increase in indirect cost was the increase in infrastructure costs associated with the AlphaNational facility and its support staff acquired on September 30, 2004.
Gross Margin
As a percentage of revenues, gross margin was 8% for the three months ended June 30, 2005 and 10%, for the same period ended June 30, 2004. The decrease in gross margin as a percentage of revenue during the three ended June 30, 2005 was primarily due to the higher costs to deliver services to our customers, additional infrastructure costs associated with the acquisition of AlphaNational, and an increase in price competition.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense for the three months ended June 30, 2005 was $417 thousand compared to $491 thousand for the three months ended June 30, 2004, a decrease increase of $74 thousand. The decrease in selling and marketing expense was the result of reduced marketing efforts.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended June 30, 2005, general and administrative expense increased when compared to the three months ended June 30, 2004 from $888 thousand to $908 thousand, an increase of $20 thousand, or 2%. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Operating Loss
With the sale of our secure network services business, the financial performance of that business was recorded as discontinued operations and, as a result, for the three months ended June 30, 2005, we incurred an operating loss of $143 thousand compared to operating loss of $285 thousand for the three months ended June 30, 2004.
Interest Expense
Interest expense for the three months ended June 30, 2005 was $217 thousand compared to $139 thousand for the same period in 2004. The increase was the result of higher borrowings as compared to the prior year.
Income Tax Expense
Due to the loss from continuing operations, for the three months ended June 30, 2005, we recorded an income tax benefit of $126 thousand compared to an income tax benefit of $148 thousand for the comparable period in 2004.
Income from discontinued operations
Income from discontinued operations was $310 thousand, net of income taxes of $164 thousand, for the three months ended June 30, 2005 compared to $367 thousand, net of income taxes of $204 thousand, for the three months ended June 30, 2004.
Net Income
For the three months ended June 30, 2005, the net income was $76 thousand compared to net income of $91 thousand for the comparable period in 2004. The primary reason for the decrease in net income was higher interest expense for the three months ended June 30, 2005 compared to the same period last year.
Deferred gain
As discussed previously, we sold our secure network services business on June 30, 2005 for $12.5 million. After costs, fees, and taxes, the gain is estimated to be approximately $5.8 million. The recognition of the gain is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.
Liquidity and Capital Resources
As of June 30, 2005, we had approximately $491 thousand of cash on hand. Sources of our cash for the quarter ended June 30, 2005 have been from cash generated from operations and our revolving credit facility, as described below.
We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we are intent on reducing our indebtedness. With a portion of the proceeds received from the sale of the secure network services business, subsequent to June 30, 2005, we repaid approximately $8.3 million of our indebtedness including:
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

We anticipate that our primary sources of liquidity in fiscal year 2006 will be cash generated from operations, cash on hand generated from the sale of the secure network services business in June 2005, and cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements and “Business — Risk Factors” in form 10-K for the year ended March 31, 2005 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
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
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business — Risk Factors” in form 10-K for the year ended march 31, 2005.
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
At June 30, 2005, we had working capital of $9.8 million compared to working capital of $8.4 million at March 31, 2005. The current ratio was 1.47 at June 30, 2005 compared to 1.56 at March 31, 2005. The increase in working capital was primarily attributable to the sale of our secure network services business described elsewhere.
On June 30, 2005, we sold our secure network services business for $12.5 million. The gain on the sale of the business is estimated at $5.8 million net of taxes and fees. The proceeds will be used to reduce debt and provide working capital.
Capital expenditures for the three months ended June 30, 2005 were $61 thousand as compared to $92 thousand for the same period 2004. We anticipate fiscal year 2006 technology requirements to result in capital expenditures totaling approximately $700 thousand. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400 thousand annually.
On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the revolving credit agreement. The amount available under the revolving credit agreement remains at $12.0 million. The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount was paid on June 30, 2005 and is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. As of June 30, 2005, $10.6 million was outstanding and $1.4 million was available to us. The interest rate at June 30, 2005 was 5%.

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
At June 30, 2005, we were in compliance with the financial covenants contained in our revolving credit agreement. In conjunction with amending the revolving credit agreement on June 29, 2005, the bank waived the compliance requirement of these covenants as of and through March 31, 2005 and amended the covenants prospectively. We believe that we will remain compliance with the revised covenants of the revolving credit agreement, however, there is no assurance we will be in compliance and the bank will waive any future non-compliance with the covenants.
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
On June 30, 2005 we retired the notes payable of $494 thousand payable to the former shareholders of MicroServ.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $2.4 million at June 30, 2005 and March 31, 2005. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. At June 30, 2005, the affiliates held in the aggregate $400 thousand face amount of our 7% convertible subordinated debt dated January 27, 1998 and $690 thousand, $310 thousand, $500 thousand and $500 thousand face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $2.4 million at June 30, 2005 and March 31, 2005. At their option, the holders of the 7% convertible subordinated debentures may convert the 7% convertible subordinated debentures into our common stock up to the maturity date or prepayment, subject to certain conditions contained in the notes. As of June 30, 2005, the conversion rate of the notes was $3.19 per share. The conversion rate is adjustable in the event we take certain actions described in the notes.
Interest on the unpaid principal amount of the 7% convertible subordinated debentures is at a rate of seven percent (7%) due semiannually. The 7% convertible subordinated debentures provide that we must pay interest on any overdue principal at the same rate monthly, or at the option at the note holders, on demand. If any act of default occurs, the principal and interest due under the 7% convertible subordinated debentures will be due and payable immediately without any action on behalf of the note holders. If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we are in default. We were in default of these notes because we did not make payments on interest and principal when due. As described below, we received a waiver from the holders of the 7% convertible subordinated debentures of this default. At June 30, 2005 the interest rate was 8% per annum on the 8% promissory notes. We may have been in default of the promissory notes because we did not make payments on the interest or principal when due. As described below, we received a waiver from the holders of the 8% promissory notes of a default, if any.
On June 29, 2005, we amended our 8% promissory notes and 7% convertible subordinated debentures to extend the maturity date to July 1, 2007, which is the next day immediately succeeding the expiration of the revolving credit agreement. The holders of our 8% promissory notes and 7% convertible subordinated debentures also waived any rights they had regarding the acceleration of such notes and debentures and any notice which may have been required to be given by us of an event of default under the notes or debentures which may have arisen or occurred prior to June 29, 2005.
Subsequent to June 30, 2005 and concurrent with the amendment and restatement of our revolving credit agreement, we have received consent from the Bank to pay an aggregate principal amount of $1.4 million and aggregate accrued interest amount of $100 thousand on the 7% convertible subordinated debentures and 8% promissory notes. We used a portion of the proceeds from the sale of the secure network services business to pay the entire principal amount of the 7% convertible subordinated debentures and the principal amount of the 8% promissory notes dated October 8, 1998 and October 13, 1998. After giving effect to these payments the aggregate principal amount to the holders of the 8% promissory notes was $1.0 million. Interest payable to the affiliates was $147 thousand at June 30, 2005.
Off Balance Sheet Arrangements
In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment leased to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore there is no gain or loss recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

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
The information below summarizes our sensitivity to market risks as of June 30, 2005. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2005 contains descriptions of funded debt and should be read in conjunction with the table below.
(Amounts in thousands)

	Period Ending June	Fair Value
Debt obligations	30, 2005	June 30, 2005
Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2007. Average interest rate of 5.00%	$10,605	$10,605

7% convertible subordinated debenture payable to affiliate due July 1, 2007	400	400

8% subordinated notes payable to affiliate due July 1, 2007	2,000	2,000

6% notes issued to former AlphaNational shareholders	168	168

Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months	13	13

Total fixed rate debt	2,581	2,581

Total debt	$13,186	$13,186

At June 30, 2005, we had $13.1 million of debt outstanding of which $2.6 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
Subsequent to June 30, 2005, with the proceeds from the sale of our secure network services business we paid the following on our debt obligations:
•	revolving credit agreement approximately $6.1 million,

•	7% convertible subordinated debenture $400,000,

•	8% subordinated notes $1.0 million.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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

HALIFAX CORPORATION (Registrant)

Date: August 15, 2005	By:	/s/Charles L. McNew

Charles L. McNew President & Chief Executive Officer (principal executive officer)

Date: August 15, 2005	By:	/s/Joseph Sciacca

Joseph Sciacca Vice President, Finance & Chief Financial Officer (principal financial officer)