Form 10-Q
period 2005-09-30
HALIFAX CORP
filed 2005-11-14
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,172,206 shares of common stock outstanding as of November 1, 2005.

HALIFAX CORPORATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$456	$1,264
Restricted cash	2,064	—
Trade accounts receivable, net	10,064	12,468
Inventory, net	5,870	5,600
Prepaid expenses and other current assets	337	487
Deferred Tax Asset	864	3,814

TOTAL CURRENT ASSETS	19,655	23,633

PROPERTY AND EQUIPMENT	1,289	1,608
GOODWILL	6,129	6,129
INTANGIBLE ASSETS	1,147	1,309
OTHER ASSETS	136	141
DEFERRED TAX ASSET	930	930

TOTAL ASSETS	$29,286	$33,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,054	$5,955
Accrued expenses	2,745	4,776
Deferred gain on sale (net of taxes of $3.7 million)	5,611	—
Notes payable	168	662
Income taxes payable	627	—
Deferred maintenance revenue	2,866	3,776
Current portion of long-term debt	7	17

TOTAL CURRENT LIABILITIES	16,078	15,186

LONG-TERM BANK DEBT	5,630	9,463
SUBORDINATED DEBT – PAYABLE TO AFFILIATE	1,000	2,400
OTHER LONG-TERM DEBT	—	3
DEFERRED INCOME	248	278

TOTAL LIABILITIES	22,956	27,330

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares Common stock, $.24 par value Authorized - 6,000,000 shares Issued - 3,428,890 as of September 30, 2005 and 3,177,096 as of March 31, 2005 Outstanding - 3,172,206 shares as of September 30, 2005 and 2,920,412 shares as of March 31, 2005	829	827
Additional paid-in capital	9,015	9,011
Accumulated (deficit) earnings	(3,302)	(3,206)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,330	6,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,286	$33,750

See notes to Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
September 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousands, except share data)	2005	2004	2005	2004
Revenues	$13,958	$11,198	$28,637	$21,866
Costs	12,864	10,363	26,361	19,938

Gross margin	1,094	835	2,276	1,928

Selling and marketing	350	406	767	897
General and administrative	914	873	1,822	1,760
Abandonment of facilities	—	179	—	179

Operating loss	(170)	(623)	(313)	(908)

Other income	(5)	(3)	(5)	(3)
Interest expense	105	160	322	299

Loss before income taxes	(270)	(780)	(630)	(1,204)

Income tax benefit	(98)	(284)	(224)	(432)

Loss from continuing operations	(172)	(496)	(406)	(772)

Income from discontinued operations (net of taxes of $164 for the three and six months ended September 30, 2005 and $296 and $500 for the three and six months ended 2004)	—	540	310	907

Net (loss) income	$(172)	$44	$(96)	$135

Earnings (loss) per share – basic

Continuing operations	$(.05)	$(.17)	$(.13)	$(.26)
Discontinued operations	—	.19	.10	.31

	$(.05)	$.02	$(.03)	$.05

Earnings (loss) per share – diluted

Continuing operations	$(.05)	$(.17)	$(.13)	$(.26)
Discontinued operations	—	.18	.10	.31

	$(.05)	$.01	$(.03)	$.05

Weighted number of shares outstanding
Basic	3,172,206	2,926,676	3,171,885	2,919,647
Diluted	3,190,949	2,969,726	3,191,571	2,970,515
No effect is given to dilutive securities for loss periods.
See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2005 (UNAUDITED)

	Six Months Ended
	September 30,
(Amounts in thousands)	2005	2004
Cash flows from operating activities:

Net loss continuing operations	$(406)	$(1,272)
Net income discontinued operations	310	1,407

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	526	443
Deferred tax benefit	—	67
Changes in operating assets and liabilities:
Accounts receivable	159	(1,864)
Inventory	(270)	104
Prepaid expenses and other assets	(94)	(131)
Accounts payable and accrued expenses	(5,141)	867
Income taxes payable	(88)	(41)
Deferred maintenance revenue	(910)	603
Deferred income	(30)	(29)

Total adjustments	(5,848)	19

Net cash (used in) provided by operating activities	(5,944)	154

Cash flows from investing activities:

Acquisition of property and equipment	(123)	(516)
Proceeds from the sale of discontinued operations	13,057	—
Restricted cash related to sales of discontinued operations	(2,064)	—
Payment for purchase of acquired entities (net of cash received)	—	(303)

Net cash provided by (used in) investing activities	10,870	(819)

Cash flows from financing activities:

Proceeds from bank borrowing	18,992	9,411
Retirement of bank debt	(22,825)	(9,229)
Retirement of other-long-term debt	(1,413)	—
Retirement of acquisition debt	(494)	—
Proceeds from issuance of common stock	6	71

Net cash (used in) provided by financing activities	(5,734)	253

Net (decrease) in cash	(808)	(412)

Cash at beginning of period	1,264	430

Cash at end of period	$456	$18

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$163	$299

Cash paid for income taxes	$63	$102

See notes to the Consolidated Financial Statements.

Halifax Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to those rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation the Company has to INDUS Corporation if the novation of the Key Contract from the Company to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, the Company will be obligated to pay to INDUS Corporation an amount equal to $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. The Company will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million served as security for a payment obligation the Company had to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. All requested consents were received and on July 8, 2005, the $1.0 million held in escrow to serve as security for such obligation was released to the Company. At September 30, 2005, $2.0 million plus accrued interest of $64 thousand remained in escrow, which is reflected on the accompanying balance sheet as restricted cash. $1,375 million plus accrued interest will be paid pending the novation of the key contract.
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
The Company estimates the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.6 million (net of income taxes of approximately $3.7 million). As a result of the sale of the Secure Network Services business, the Company expects to utilize its net operating loss carryforward of approximately $3.0 million and has reduced its deferred tax asset accordingly. (See Note 6.) In addition the Company has recorded an additional liability for income taxes payable of approximately $700 thousand. The recognition of the gain on the sale of the secure network services business is subject to certain contract novation contingencies described above, and as such, the gain will be deferred until such contingencies are resolved.
As a result of the sale of the Secure Network Services Business, the Company performed a valuation to test for goodwill impairment in accordance with Statement of Financial Accounting Standards Number 142, (SFAS No. 142), Goodwill and Other intangible Assets. Based on the valuation, management has concluded that there was no impairment of goodwill as a result of the sale of the Company’s Secure Network Services Business.
Note 3 — Acquisition
On September 30, 2004, the Company acquired 100% of the stock of AlphaNational Technology Services, Inc. (AlphaNational) for approximately $2.4 million. The consideration was cash of $200 thousand, notes payable of $168 thousand and 235,249 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus liabilities assumed of $623 thousand. In addition, direct acquisition costs were approximately $379 thousand. The shares were discounted approximately 14% from the quoted market value of $5.10 because such shares were not registered under the Securities Act of 1933, as amended, and are subject to trading restrictions. In addition, the notes payable to the former AlphaNational shareholders were reduced from $500 thousand to $168 thousand based upon final adjustments to the closing balance sheet. In addition, the terms of the agreement provided for additional consideration of $150 thousand to be paid if revenues of the acquired company exceeded certain targeted levels by September 30, 2005. The revenue targets were not achieved and, as a result, the additional consideration was not paid.
AlphaNational is an enterprise maintenance solutions company providing services to the national marketplace. The primary reasons for the acquisition of AlphaNational were to expand the Company’s geographic base and strengthen its service delivery capability. AlphaNational also added a number of prestigious customers, added key management and enhanced the Company’s ability to grow its partnership arrangements with the global service provider community. Other intangible assets of $810 thousand will be amortized over their weighted-average useful lives and include customer contracts of $710 thousand (five years) and non-compete agreements of $100 thousand (two years). The trade name and goodwill have indefinite lives and are not amortized, but are subject to periodic impairment testing.

Note 4 — Accounts Receivable consisted of the following:
(amounts in thousands)

	September 30, 2005	March 31, 2005
Amounts billed	$9,737	$12,373

Amounts unbilled	636	393

Allowance for doubtful accounts	(309)	(298)

Accounts receivable, net	$10,064	$12,468

Note 5 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $625 thousand and $1.8 million at September 30, 2005 and March 31, 2005, respectively.
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
Note 7 — Debt Obligations
Bank Debt
On June 29, 2005, the Company and its subsidiaries amended and restated the Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the agreement. The amount available under the agreement remains at $12.0 million. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount was paid on September 30, 2005 and will be payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, the Company will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of September 30, 2005, $5.6 million was outstanding and $6.4 million was available to us. The interest rate at September 30, 2005 was 7%.

The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement also contains certain financial covenants which the Company is required to maintain including, but not limited to, tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the revolving credit agreement.
At September 30, 2005, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
For more information on the Company’s amended and restated loan and security agreement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Notes Payable
In conjunction with the acquisition of MicroServ, Inc., the Company issued notes to the former MicroServ shareholders in the aggregate amount of $494 thousand, which bore interest at 6%. On June 30, 2005, with the consent of Provident Bank, the notes payable were paid in full. In conjunction with the acquisition of AlphaNational, the Company issued notes to the former AlphaNational shareholders in the aggregate amount of $168 thousand, with an interest rate of 6%. The AlphaNational 6% notes mature on March 31, 2006.
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust, (the “Children’s Trust”) and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). The holders of the 8% promissory notes and 7% convertible subordinated debentures are the Children’s Trust and Nancy M. Scurlock. Both are greater than 10% shareholders of the Company’s common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust, are our directors.
The Company 8% promissory notes and 7% convertible subordinated debentures are subordinated to the revolving credit agreement described above.
On June 29, 2005, the Company amended its 8% promissory notes and 7% convertible subordinated debentures to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of the second amended and restated loan and security agreement.
During the quarter ended September 30, 2005 and with the consent of the Provident Bank, the Company agreed to make principal and accrued interest payments on the 8% promissory notes and 7% convertible subordinated debentures aggregating $1.5 million. The Company utilized a portion of the proceeds from the sale of its Secured Network Services business to make these payments to the holders of its 8% promissory notes and 7% convertible subordinated debentures and made such payments on July 13, 2005. After such payment, the principal balance on the 7% convertible subordinated debenture was paid in full and the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $87 thousand at September 30, 2005.

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
In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS No. 123”) “Share-based Payment” to stock-based employee compensation is as follows:
(Amounts in thousand, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(172)	$44	$(96)	$135

Add: Compensation expense under APB No 25	—	—	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	(13)	(18)	(26)	(36)

Pro-forma net (loss) income	$(185)	$26	$(122)	$99

(Loss) earnings per common share (as reported):
Basic	$(.05)	$.02	$(.03)	$.05
Diluted	$(.05)	$.01	$(.03)	$.05

Pro-forma (loss) earnings per common share:
Basic	$(.06)	$—	$(.04)	$.03
Diluted	$(.06)	$—	$(.04)	$.02
These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 9 — Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 154. SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt SFAS 123R during the first quarter of fiscal year 2007. The Company is currently evaluating the impact that this pronouncement will have on its financial statements.
Note 10 — Contingencies
As further discussed in Note 2, the Company sold its Secure Network Services business on June 30, 2005 for $12.5 million. After costs, fees, and taxes, the gain is estimated to be approximately $5.6 million. The recognition of the gain is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.
The Company has been named as a defendant in a lawsuit alleging that the Company breached its contract with a subcontractor, did not act in good faith, and further did not comply with the terms and conditions of the agreement.

The plaintiff is asking for compensatory damages of approximately $1.6 million and punitive damages of $350,000 as well certain prejudgment and post judgment interest. Should the plaintiff prevail, the Company’s results of operations, cash flows or financial position could be materially affected.
The Company, through counsel, has raised what it believes to be valid defenses related to this law suit and is vigorously defending the claim. Legal counsel has advised the Company that a material adverse outcome from this lawsuit, while possible, is unlikely. Based on all of the available information, Company management has determined that a reserve for potential loss is not necessary at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Overview
We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In September 2004, we completed the acquisition of AlphaNational Technology Services, Inc. and in August 2003, we completed the acquisition of Microserv, Inc. These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. We are continuing to focus on our core high availability maintenances services business while at the same time evaluating our future strategic direction.
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
Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, increased energy costs, the reduction in revenue as a result of the sale of our secure network services business, industry factors and our ability to successfully increase our sales of services, accurately estimate costs when bidding on a contract, and effectively manage expenses.
We have streamlined our service delivery process, expanded our depot repair facility to repair rather than purchase new component parts and are working with our customers to modify the processes under which services are rendered to our customers.
In conjunction with the sale of our Secure Network Services business, we have undertaken various cost containment initiatives including staff reductions and elimination of services in order to align our expenses in relation to our revenues. Many of the cost containment strategies have been implemented during the quarter ended September 30, 2005 and will be fully implemented over the next several months. We also reduced our interest expense significantly as a result of paying down our debt obligations.
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our fiscal year 2006 operating results reflect the impact of this challenging environment. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with the loss of our contract with the Commonwealth of Pennsylvania in early fiscal year 2005, longevity of service may have little influence in the customer decision making process.
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provides that $3.0 million of the purchase price will be held in escrow. Of this amount, $625,000 will be held as security for the payment of our indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to us eighteen (18) months following the date of the asset purchase agreement unless a certain key government contract, referred to as the Key Contract, is not assigned (referred to as a novation) as of such time. A portion of the escrow amount equal to $2.0 million (which includes the portion referenced above for indemnification obligations), plus any interest or other income earned thereon, will also serve as security for a payment obligation we have to INDUS Corporation if the novation of the Key Contract from us to INDUS Corporation is not approved by such government customer and received within two years from the date of the asset purchase agreement. If such novation of the Key Contract is not received by the second anniversary of the date of the asset purchase agreement or if such novation is affirmatively rejected prior to such time under circumstances not giving rise to the rescission right referenced below, we will be obligated to pay to INDUS Corporation an amount equal $2.0 million with the entire amount then held in escrow being released to INDUS Corporation as full or partial payment of such obligation, as the case may be. We will be obligated to pay directly to INDUS Corporation the amount, if any, by which the balance of escrow funds at the time of disbursement is less than $2.0 million. Finally, a portion of the escrow amount equal to $1.0 million served as security for a payment obligation we had to INDUS Corporation in connection with a failure to obtain certain consents related to the transaction. All requested consents were received and on July 8, 2005, the $1.0 million held in escrow to serve as security for such obligation was released to us. At September 30, 2005, $2.0 million plus accrued interest of $64 thousand remained in escrow, which is reflected on the accompanying balance sheet as restricted cash. $1,375 million plus accrued interest will be paid pending the novation of the key contact.

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
In connection with the asset purchase agreement, we also transferred to INDUS Corporation all of our right, title and interest in and to its Federal Supply Service Information Technology (Schedule 70) Contract, which we refer to as the Contract, with the federal government and a Blanket Purchase Agreement, or BPA, that we entered into with one federal agency pursuant to the Contract. Since we have a need to utilize the Contract and BPA in connection with businesses that we retained, we will enter into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as we are awarded a new Federal Supply Service Information Technology Contract.
The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of our assets at March 31, 2005.
We estimate the gain on the sale of the secure network services business after taxes, fees and costs to be approximately $5.6 million net of income taxes of approximately $3.7 million. As a result of the sale of the Secure Network Services business, we expect to utilize our net operating loss carryforward of approximately $3.0 million and have reduced our deferred tax asset accordingly. In addition, we have recorded an additional liability for income taxes payable of approximately $700 thousand. The recognition of the gain on the sale of the secure network services business is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended September 30, 2005 and 2004, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.
(Amounts in thousand, except share data)

	Three Months Ended September 30,				Six Months Ended September 30,
Results of Operations	2005	2004	Change	%	2005	2004	Change	%
Revenues	$13,958	$11,198	$2,760	25%	$28,637	$21,866	$6,771	31%

Costs	12,864	10,363	2,501	24%	26,361	19,938	6,423	32%

Percent of revenues	92%	93%			92%	92%

Gross margin	1,094	835	259	31%	2,276	1,928	348	18%
Percentage of revenues	8%	7%			8%	9%

Selling and marketing	350	406	(56)	(14)%	767	897	(130)	(14)%
Percent of revenues	3%	4%			3%	4%

General & administrative	914	873	41	5%	1,822	1,760	62	4%
Percent of revenues	7%	8%			6%	8%

Abandonment of facility	—	179	(179)	N/M	—	179	(179)	N/M

Operating loss	(170)	(623)	453	73%	(313)	(908)	595	65%
Percent of revenues	(1)%	(6)%			(1)%	(4)%

Other income	(5)	(3)	2	—	(5)	(3)	2	—
Interest expense	105	160	(55)	(34%)	322	299	23	8%

Loss before income tax	(270)	(780)	510	65%	(630)	(1,204)	574	48%

Income tax benefit	(98)	(284)	186	65%	(224)	(432)	208	48%

Loss from continuing operations	(172)	(496)	324	65%	(406)	(772)	366	48%

Income from discontinued operations (net of taxes)	—	540	540	N/M	310	907	(597)	66%

Net (loss) income	$(172)	$44	$(216)	(490)%	$(96)	$135	$(231)	(171)%

Earnings (loss) per share – basic:
Continuing operations	$(.05)	$(.17)			$(.13)	$(.26)
Discontinued operations	—	.19			.10	.31

	$(.05)	$.02			$(.03)	$.05

Earnings (loss) per share – diluted:
Continued operations	$(.05)	$(.17)			$(.13)	$(.26)
Discontinued operations	—	.18			.10	.31

	$(.05)	$.01			$(.03)	$.05

Weighted average number of common shares outstanding
Basic	3,172,206	2,926,676			3,171,885	2,919,647
Diluted	3,190,949	2,969,726			3,191,571	2,970,515
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
     The composition of revenues for:

	Three Months Ended September 30,				Six Months Ended September 30,
(Amounts in
thousands)	2005	2004	Change	%	2005	2004	Change	%
Services	$13,055	$10,590	$2,465	23%	$26,924	$20,569	$6,355	31%
Product	903	608	295	49%	1,713	1,297	416	32%

Total Revenue	$13,958	$11,198	$2,760	25%	$28,637	$21,866	$6,771	31%
Revenues for the three months ended September 30, 2005 increased 25%, or $2.7 million, to $13.9 million from $11.2 million for the three months ended September 30, 2004. For the six months ended September 30, 2005, revenues increased 31%, or $6.8 million, from $21.8 million to $28.6 million. The increase in revenue resulted primarily from growth within existing contracts and the inclusion of the AlphaNational acquisition, which closed September 30, 2004, which is included in the current year results.
Revenues from services for the three months ended September 30, 2005 increased 23%, or $2.4 million, to $13.0 million from $10.6 million for the three months ended September 30, 2004. For the six months ended September 30, 2005, revenues increased 31%, or $6.3 million, to $26.9 million from $20.6 million for the comparable period ended September 30, 2004. As discussed above, the principal reason for the increase in services revenue was the revenue stream from several long-term enterprise maintenance contracts and the inclusion of the revenues from the AlphaNational acquisition.
For the three months ended September 30, 2005, product held for resale increased $295 thousand, or 25%, from $608 thousand for the three months ended September 30, 2004 to $903 thousand. Product held for resale increased 32%, or $416 thousand, for the six months ended September 30, 2005 from $1.3 million for the six months ended September 30, 2004 to $1.7 million. The increase in product held for resale was a result of several large one time orders. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
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
The variable components of these costs are product and part costs, overtime, subcontracted work and freight. Product costs are broken into two categories: parts and equipment to support our service base and product held for resale. Part costs are highly variable and dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

     Costs were comprised of the following components:

	Three Months Ended September 30,				Six Months Ended September 30,
(Amounts in thousands)	2005	2004	Change	%	2005	2004	Change	%
Direct costs	$11,663	$9,410	$2,253	24%	$23,897	$18,112	$5,785	32%
Indirect costs	1,201	953	248	26%	2,464	1,826	638	35%

Total costs	$12,864	$10,363	$2,501	24%	$26,361	$19,938	$6,423	32%
Total costs for the three months ended September 30, 2005 increased to $11.6 million, or 24%, from $9.4 million for the same period in 2004, an increase of 24%. For the six months ended September 30, 2005, total costs increased $6.4, million or 32%, to $26.3 million compared to $19.9 million for the comparable period in 2004. The increase in costs was attributed to direct costs incurred to service the increase in our customer base as a result of the increase in revenue.
Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended September 30, 2005, direct costs increased $2.2 million, or 24%, to $11.6 million from $9.4 million for the three months ended September 30, 2004. For the six month period ending on September 30, 2005, direct costs increased 32%, or $5.8 million, to $24.9 million from $18.1 million for the same period in 2004. As discussed above, the primary reason for the increase in direct costs was the cost of labor, parts, and freight and other services, as well as the cost of product to support the increase in revenue.
Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $248 thousand from $953 thousand for the three months ended September 30, 2004 to $1.2 million for the three months ended September 30, 2005. Indirect costs increased 35%, or $638 thousand, from $1.8 million for the six months ended September 30, 2004 to $2.4 million for the six months ended September 30, 2005. The principal reason for the increase in indirect cost was the increase in infrastructure costs associated with the AlphaNational facility and its support staff acquired on September 30, 2004.
Gross Margin
As a percentage of revenues, gross margin was 8% for the three and six months ended September 30, 2005 and 7% and 9% for the three and six months ended September 30, 2004, respectively. The increase in gross margin as a percentage of revenue during the three months ended September 30, 2005 was primarily due to the increases in revenues offset by additional infrastructure costs associated with the acquisition of AlphaNational. For the six months ended September 30, 2005 the decrease in gross margin as a percentage of revenue when compared to the six months ended September 30, 2004 was attributable to an increase in operating expenses due to increases in service delivery costs.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $350 thousand for the three months ended September 30, 2005 compared to $406 thousand for the three months ended September 30, 2004, a decrease of $56 thousand, or 14%. For the six months ended September 30, 2005 compared to the six months ended September 30, 2004 selling and marketing expense was $767 thousand compared to $897 thousand, a 14% decrease. The decrease in selling and marketing expense was the result of reduced marketing efforts.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.

For the three ended September 30, 2005, general and administrative expense increased when compared to the three months ended September 30, 2004 from $873 thousand to $914 thousand. For the six months ended September 30, 2005, general and administrative expenses increased when compared to the six months ended September 30, 2004 from $1.76 million to $1.8 million, respectively. The primary reason for the increase in general and administrative expenses was increases in occupancy costs. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
Operating Loss
With the sale of our Secure Network Services business, the financial performance of that business was recorded as discontinued operations and, as a result, for the three months ended September 30, 2005, we incurred an operating loss of $170 thousand compared to operating loss of $623 thousand for the three months ended September 30, 2004 and a operating loss for the six months ended September 30, 2005 of $313 thousand compared to $908 thousand for the comparable period last year. The decrease in the operating loss was attributable to an increase in revenues, the inclusion of the AlphaNational acquisition in our operating results, and costs containment measures undertaken.
Interest Expense
Interest expense for the three months ended September 30, 2005 was $105 thousand compared to $160 thousand for the same period in 2004. The decrease in interest expense was related to the reductions in long term debt with the use of proceeds from the sale of the Secure Network Services business. For the six months ended September 30, 2005 compared to the six months ended September 30, 2004, interest expense was $322 thousand compared to $299 thousand. The increase for the six month period was the result of higher borrowings in the first half of the year compared to the prior year.
Income Tax Benefit
Due to the loss from continuing operations, for the three months ended September 30, 2005, we recorded an income tax benefit of $98 thousand compared to an income tax benefit of $284 thousand for the comparable period in 2004. For the six months ended September 30, 2005, we recorded an income tax benefit of $224 thousand compared to an income tax benefit of $432 thousand for the six months ended September 30, 2004.
Income from discontinued operations
Income from discontinued operations was $0 compared to $540 thousand, net of income taxes of $296 thousand, for the three months ended September 30, 2005 compared to September 30, 2004. For the six months ended September 30, 2005, income from discontinued operations was $310 thousand, net of income taxes of $164 thousand compared to $907 thousand, net of income taxes of $500 thousand for the same period last year.
Net loss
For the three months ended September 30, 2005, the net loss was $172 thousand compared to net income of $44 thousand for the comparable period in 2004. The primary reason for the decrease in net income was the result from discontinued operations from the sale of our Secure Network Services business included in the three months ended September 30, 2004. For the six months ended September 30, 2005, we recorded a net loss of $96 thousand compared to net income of $135 thousand for the six months ended September 30, 2004. As discussed above, the loss for the six month period ended September 30, 2005 compared to 2004 was primarily from the result of the sale of our Secure Network Services business.
Deferred gain
As discussed previously, we sold our secure network services business on June 30, 2005 for $12.5 million. After costs, fees, and taxes, the gain is estimated to be approximately $5.6 million. The recognition of the gain is subject to certain contract novation contingencies, and as such, the gain will be deferred until the contingencies are resolved.

Liquidity and Capital Resources
As of September 30, 2005, we had approximately $2.5 million of cash on hand. Sources of our cash for the three and six months ended September 30, 2005 have been from the sale of our Secure Network Services Business and our revolving credit facility, as described below.
We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we are intent on reducing our indebtedness. With a portion of the proceeds received from the sale of the Secure Network Services business, during the quarter ended September 30, 2005, we reduced our indebtedness including:
•	reducing our revolving credit agreement by $3.8 million;

•	retiring $400,000 principal amount of our 7% convertible subordinated debentures

•	retiring $500,000 principal amount of our 8% promissory notes dated October 8, 1998;

•	retiring $500,000 principal amount of our 8% promissory notes dated October 13, 1998;

•	reducing by $100,000 accrued interest on our 7% convertible subordinated debentures, and 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998;

•	retiring $494,000 principal amount on our notes issued to former Microserv shareholders; and

•	paying a $250,000 earn out to the former Microserv shareholders.
The remainder of the proceeds from the sale of the secure network services business were used for working capital purposes.
We anticipate that our primary sources of liquidity in fiscal year 2006 will be, cash on hand generated from the sale of the secure network services business in June 2005, and cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Business – Risk Factors” in our Form 10-K for the year ended March 31, 2005 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
Although we have no definite plans to undertake any future debt or equity financing, we will pursue all potential funding alternatives in the event we need additional capital. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner.
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing the revenue from contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors” in our Form 10-K for the year ended March 31, 2005.
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
At September 30, 2005, we had working capital of $3.6 million compared to working capital of $8.4 million at March 31, 2005. The current ratio was 1.22 at September 30, 2005 compared to 1.56 at March 31, 2005. The decrease in working capital was primarily attributable to using the proceeds from the sale of our secure network services business described elsewhere to reduce debt.
On June 30, 2005, we sold our secure network services business for $12.5 million. The gain on the sale of the business was estimated at $5.6 million net of taxes and fees. The proceeds were used to reduce debt and provide working capital.
Capital expenditures for the three months ended September 30, 2005 were $123 thousand as compared to $516 thousand for the same period 2004. We anticipate fiscal year 2006 technology requirements to result in capital expenditures totaling approximately $700 thousand. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400 thousand annually.
On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the revolving credit agreement. The amount available under the revolving credit agreement remains at $12.0 million. The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount was paid on September 30, 2005 and is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. As of September 30, 2005, $5.6 million was outstanding and $6.4 million was available to us. The interest rate at September 30, 2005 was 7%.
The revolving credit agreement contains representations, warranties and covenants that are that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) maintaining the Company’s accounts in a cash collateral accounts at Provident Bank, the funds in which accounts we may apply in our discretion, against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, and (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the revolving credit agreement.
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
At September 30, 2005, we were in compliance with the financial covenants contained in our revolving credit agreement.

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
In conjunction with the acquisition of AlphaNational, we issued notes to the former AlphaNational shareholders in the aggregate amount of $500 thousand, with an interest rate of 6% per annum. Based upon final adjustments to the September 30, 2004 closing balance sheet, the aggregate balance of the notes was reduced to $168 thousand. The notes mature on March 31, 2006. Interest is payable quarterly and in arrears.
During the quarter ended September 30, 2005 and concurrent with the amendment and restatement of our revolving credit agreement, we have received consent from the Bank to pay an aggregate principal amount of $1.4 million and aggregate accrued interest amount of $100 thousand on the 7% convertible subordinated debentures and 8% promissory notes. We used a portion of the proceeds from the sale of the Secure Network Services business to pay the entire principal amount of the 7% convertible subordinated debentures and $1.0 million in the reduction in the principal amount of the 8% promissory notes dated October 8, 1998 and October 13, 1998. After giving effect to these payments the aggregate principal amount to the holders of the 8% promissory notes was $1.0 million. Interest payable to the affiliates was approximately $87 thousand at September 30, 2005.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $1.0 million at September 30, 2005. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. At September 30, 2005, the affiliates held in the aggregate $500 thousand and $500 thousand face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million.
We may have been in default of the promissory notes because we did not make payments on the interest or principal when due. As described below, we received a waiver from the holders of the 8% promissory notes of a default, if any.
On June 29, 2005, we amended our 8% promissory notes with these affiliates to extend the maturity date to July 1, 2007, which is the next day immediately succeeding the expiration of the revolving credit agreement. The holders of our 8% promissory also waived any rights they had regarding the acceleration of such notes and debentures and any notice which may have been required to be given by us of an event of default under the notes or debentures which may have arisen or occurred prior to June 29, 2005.
Off Balance Sheet Arrangements
In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore there is no gain or loss recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.
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
The information below summarizes our sensitivity to market risks as of September 30, 2005. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2005 contains descriptions of funded debt and should be read in conjunction with the table below.

	Period Ending	Fair Value
	September 30,	September 30,
(Amounts in thousands)	2005	2005
Debt obligations

Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2007. Average interest rate of 7.00%.	$5,630	$5,630

8% subordinated notes payable to affiliate due July 1, 2007	1,000	1,000

6% notes issued to former AlphaNational shareholders	168	168

Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	7	7

Total fixed rate debt	1,175	1,175

Total debt	$6,805	$6,805

At September 30, 2005, we had $6.8 million of debt outstanding of which $1.2 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
During the quarter ended September 30, 2005, with the proceeds from the sale of our Secure Network Services business we paid the following on our debt obligations:
•	7% convertible subordinated debenture $400,000,

•	8% subordinated notes $1.0 million.
     We also reduced the net borrowings under revolving credit agreement by approximately $3.8 million,
We conduct a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Conclusions. Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated, recorded, processed, summarized, communicated to the Company’s management to permit timely decisions regarding disclosure, and reported within the specified time periods in the Securities and Exchange Commission’s rules and forms.
Based on the Internal Controls Evaluation, there were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as discussed below, there are no material pending legal proceedings to which we are a party. From time to time, we are engaged in ordinary routine litigation incidental to our business. While we cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.
The Company has been named as a defendant in a lawsuit alleging that the Company breached its contract with a subcontractor, did not act in good faith, and further did not comply with the terms and conditions of the agreement. The plantiff is asking for compensatory damages of approximately $1.6 million and punitive damages of $350,000 as well certain prejudgment and post judgment interest. Should the plaintiff prevail, the Company’s results of operations, cash flows or financial position could be materially affected.
The Company, through counsel, has raised what it believes to be valid defenses related to this lawsuit and is vigorously defending the claim. Legal counsel has advised the Company that a material adverse outcome from this lawsuit, while possible, is unlikely. Based on all of the available information, Company management has determined that a reserve for potential loss is not necessary at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Shareholders Meeting on September 9, 2005
1. Election of Directors. The following directors were elected for a term of one year:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	AGAINST	SHARES	SHARES
JOHN H. GROVER	2,762,888	—	97.19%	87.10%
CHARLES L. MCNEW	2,763,038	—	97.19%	87.10%
JOHN M. TOUPS	2,760,888	—	97.12%	87.03%
THOMAS L. HEWITT	2,760,038	—	97.19%	87.10%
DANIEL R. YOUNG	2,760,038	—	97.19%	87.10%
ARCH C. SCURLOCK, JR.	2,760,888	—	97.12%	87.03%
GERALD F. RYLES	2,763,038	—	97.19%	87.10%
2. The stockholders approved the 2005 Stock Option and Stock Incentive Plan by the vote set forth below:

			BROKER
FOR	AGAINST	ABSTENSIONS	NON-VOTES
1,436,641	100,414	304	884,945

Item 5. Other Information
None
Item 6. Exhibits

Exhibit 10.17	Modification to Contract Number VA-844 Between the Commonwealth of Virginia and Halifax Corporation.

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION

(Registrant)

Date: November 14, 2005	By:	/s/Charles L. McNew
Charles L. McNew
President & Chief Executive Officer
(principal executive officer)

Date: November 14, 2005	By:	/s/Joseph Sciacca
Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)