Form 10-Q
period 2005-12-31
HALIFAX CORP
filed 2006-02-14
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer ☐ accelerated filer ☐ non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,172,206 shares of common stock outstanding as of February 3, 2006.

HALIFAX CORPORATION

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
(Amounts in thousands)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$555	$1,264
Restricted cash	2,024	—
Trade accounts receivable, net	11,147	12,468
Inventory, net	6,323	5,600
Prepaid expenses and other current assets	500	487
Deferred Tax Asset	1,083	3,814

TOTAL CURRENT ASSETS	21,632	23,633

PROPERTY AND EQUIPMENT	1,220	1,608
GOODWILL	2,918	6,129
INTANGIBLE ASSETS	1,388	1,309
OTHER ASSETS	133	141
DEFERRED TAX ASSET	750	930

TOTAL ASSETS	$28,041	$33,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,275	$5,955
Accrued expenses	3,467	4,776
Notes payable	168	662
Income taxes payable	609	—
Deferred maintenance revenue	3,529	3,776
Current portion of long-term debt	4	17

TOTAL CURRENT LIABILITIES	12,052	15,186

LONG-TERM BANK DEBT	7,028	9,463
SUBORDINATED DEBT — PAYABLE TO AFFILIATE	1,000	2,400
OTHER LONG-TERM DEBT	—	3
DEFERRED INCOME	233	278

TOTAL LIABILITIES	20,313	27,330

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,428,890 as of December 31, 2005 and 3,177,096 as of March 31, 2005 Outstanding - 3,172,206 shares as of December 31, 2005 and 2,920,412 shares as of March 31, 2005	829	827
Additional paid-in capital	9,015	9,011
Accumulated (deficit)	(1,904)	(3,206)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	7,728	6,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,041	$33,750

     See notes to Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands, except share data)	2005	2004	2005	2004
Revenues	$13,390	$12,645	$42,027	$34,511
Costs	13,076	13,017	39,437	32,956

Gross margin	314	(372)	2,590	1,555

Selling and marketing	346	395	1,113	1,292
General and administrative	913	989	2,735	2,749
Abandonment of facilities	—	—	—	179
Severance costs	144	—	144	—
Goodwill impairment Loss	3,211	—	3,211	—

Operating loss	(4,300)	(1,756)	(4,613)	(2,665)

Other income	—	—	(5)	(3)
Interest expense	135	163	458	462

Loss before income taxes	(4,435)	(1,919)	(5,066)	(3,124)

Income tax benefit	(441)	(668)	(665)	(1,107)

Loss from continuing operations	(3,994)	(1,251)	(4,401)	(2,017)
Income from discontinued operations (net of taxes of $164 for nine months ended December 31, 2005 and $121 and $628 for the three and nine months ended December 31, 2004)	—	216	310	1,117

Gain on sale of discontinued operations (net of taxes of $3,900)	5,393	—	5,393	—

Net income (loss)	$1,399	$(1,035)	$1,302	$(900)

Earnings (loss) per share — basic
Continuing operations	$(1.26)	$(.40)	$(1.39)	$(.67)
Discontinued operations	—	.07	.10	.37
Gain on sale of discontinued operations	1.70	—	1.70	—

	$.44	$(.33)	$.41	$(.30)

Earnings (loss) per share — diluted
Continuing operations	$(1.26)	$(.40)	$(1.39)	$(.67)
Discontinued operations	—	.07	.10	.37
Gain on sale of discontinued operations	1.70	—	1.70	—

	$.44	$(.33)	$.41	$(.30)

Weighted number of shares outstanding
Basic	3,172,206	3,166,589	3,171,992	3,002,254
Diluted	3,183,370	3,238,316	3,187,613	3,052,128
     No effect is given to dilutive securities for loss periods.
     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED

	Nine Months Ended
	December 31,
(Amounts in thousands)	2005	2004
Cash flows from operating activities:

Net loss continuing operations	$(4,401)	$	(2,017)
Net income discontinued operations	5,703		1,117

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	809		797
Goodwill impairment	3,211		—
Deferred tax benefit	(253)		(479)
Gain on sale of discontinued operations	(5,393)		—
Changes in operating assets and liabilities:
Accounts receivable	(922)		(1,621)
Inventory	(723)		167
Prepaid expenses and other assets	(254)		(195)
Accounts payable and accrued expenses	(4,204)		897
Income taxes payable	(106)		(10)
Deferred maintenance revenue	(247)		409
Deferred income	(45)		(44)

Total adjustments	(8,127)		(79)

Net cash (used in) provided by operating activities	(6,825)		(979)

Cash flows from investing activities:

Acquisition of property and equipment	(248)		(599)
Proceeds from the sale of discontinued operations	13,057		—
Restricted cash (related to sale of discontinued operations)	(2,024)		—
Payment for purchase of acquired entities (net of cash received)	(330)		(802)

Net cash provided by (used in) investing activities	10,455		(1,401)

Cash flows from financing activities:

Proceeds from bank borrowing	33,080		25,145
Retirement of bank debt	(35,515)		(23,148)
Retirement of other-long-term debt	(1,416)		(21)
Retirement of acquisition debt	(494)		—
Proceeds from issuance of common stock	6		74

Net cash (used in) provided by financing activities	(4,339)		2,050

Net (decrease) in cash	(709)		(330)

Cash at beginning of period	1,264		430

Cash at end of period	$555		$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$268		$462

Cash paid for income taxes	$66		$80

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. At December 31, 2005, $2.0 million plus accrued interest of $24,000 remained in escrow, which is reflected on the accompanying balance sheet as restricted cash. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to the Company. Certain novations and consents required under the asset purchase agreement were received and on January 26, 2006 $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement. (See Note 2 of the notes to Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarter ended September 30, 2005 for a discussion of the provisions relating to the novations and consents the Company was required to and did obtain.)
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of December 31, 2005, the Company is not aware of any claims, either asserted or unasserted associated with remaining amounts in escrow.
In connection with the asset purchase agreement, the Company also transferred to INDUS Corporation all of its right, title and interest in and to its Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that the Company entered into with one federal agency pursuant to the Contract. Since the Company has a need to utilize the Contract and BPA in connection with businesses that the Company has retained, it has entered into a transition services agreement with

INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as the Company is awarded a new Federal Supply Service Information Technology Contract.
The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of the Company’s assets at March 31, 2005.
As a result of receiving notification that the key contract had been novated, the Company recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $5.4 million (net of income taxes of approximately $3.9 million). As a result of the sale of the secure network services business, the Company expects to utilize its net operating loss carryforward of approximately $3.0 million in fiscal year ending March 31, 2006 and has reduced its deferred tax asset accordingly. (See Note 6.)
Note 3 — Acquisitions
On December 1, 2005, the Company acquired a contract from Technical Service and Support, Inc., (“TSSI”) for $330,000. The consideration consisted of cash at closing of $300,000 and an additional $30,000 in cash paid 30 days from the date of closing. In addition, the Company hired certain employees and subcontractors of TSSI as of December 1, 2005. The contract rights will be amortized over the remaining life of the contract of fifty-four months.
On September 30, 2004, the Company acquired 100% of the stock of AlphaNational Technology Services, Inc. (“AlphaNational”) for approximately $2.4 million. The consideration was cash of $200,000, notes payable of $168,000 and 235,249 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus liabilities assumed of $623,000. In addition, direct acquisition costs were approximately $379,000. The shares were discounted approximately 14% from the quoted market value of $5.10 because such shares were not registered under the Securities Act of 1933, as amended, and are subject to trading restrictions. In addition, the notes payable to the former AlphaNational shareholders were reduced from $500,000 to $168,000 based upon final adjustments to the closing balance sheet. In addition, the terms of the agreement provided for additional consideration of $150,000 to be paid if revenues of the acquired company exceeded certain targeted levels by September 30, 2005. The revenue targets were not achieved and, as a result, the additional consideration was not paid.
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
Other intangible assets of $810,000 will be amortized over their weighted-average useful lives and include customer contracts of $710,000 (five years) and non-compete agreements of $100,000 (two years).
Note 4 — Accounts Receivable consisted of the following:

(amounts in thousands)	December 31, 2005	March 31, 2005
Amounts billed	$10,728	$12,373

Amounts unbilled	782	393

Allowance for doubtful accounts	(363)	(298)

Accounts receivable, net	$11,147	$12,468

Note 5 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $747,000 and $1.8 million at December 31, 2005 and March 31, 2005, respectively.
Note 6 — Tax Matters
Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities. Deferred tax assets are recognized for deductible temporary timing differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the deferred tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. As a result of the sale of the secure network services business, the Company expects to utilize the net operating loss carryforward in its entirety. The net operating loss of approximately $3.0 million will be utilized for fiscal year ending March 31, 2006 to offset the taxable gain on the sale of the secure networks services business. Management has evaluated the remaining deferred tax asset giving consideration to the full utilization of the net operating loss carryforward and has concluded that, in its judgment, the deferred tax asset remains fully realizable and therefore a valuation allowance need not be established.
Note 7 — Goodwill and Other Intangible Assets
Due to the sale of the Company’s secure network services business as well as losses resulting form continuing operations, the Company tested its goodwill for impairment in advance of its annual testing date. The Company tested its goodwill impairment in accordance with Statement of Financial Accounting Standards Number 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets”. The resulting impairment loss was determined based on the applicable valuation methods, including the income and market approaches. The Company completed its test for impairment and recorded a $3.2 million non-cash charge for the impairment of goodwill. The charge is reflected as a component of operating loss in the accompanying consolidated statement of operations.
Note 8 — Debt Obligations
Bank Debt
On June 29, 2005, the Company and its subsidiaries amended and restated the Amended and Restated Loan and Security Agreement with Provident Bank. The maturity date is June 30, 2007. The financial covenants are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources”. The total amount available under the agreement is $12.0 million. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). The fee is paid on the last day of each quarter. Additionally, the Company pays a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of December 31, 2005, $7.0 million was outstanding and $5.0 million was available to us. The interest rate at December 31, 2005 was 7.5%.
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

At December 31, 2005, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
For more information on the Company’s amended and restated loan and security agreement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Notes Payable
In conjunction with the acquisition of AlphaNational, the Company issued notes to the former AlphaNational shareholders in the aggregate amount of $168,000, with an interest rate of 6%. The AlphaNational 6% notes mature on March 31, 2006.
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
During the quarter ended September 30, 2005 and with the consent of Provident Bank, the Company agreed to make principal and accrued interest payments on the 8% promissory notes and 7% convertible subordinated debentures aggregating $1.5 million. The Company utilized a portion of the proceeds from the sale of its secure network services business to make these payments to the holders of its 8% promissory notes and 7% convertible subordinated debentures and made such payments on July 13, 2005. After such payment, the principal balance on the 7% convertible subordinated debenture was paid in full and the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is owned by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $127,000 at December 31, 2005.
Note 9 — Stock Based Compensation
The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS No. 148”), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS No. 123”) “Share-based Payment” to stock-based employee compensation is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousand, except share data)	2005	2004	2005	2004
Net Income (loss) as reported	$1,399	$(1,035)	$1,302	$(900)

Add: Compensation expense under APB No 25	—	—	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	20	28	60	83

Pro-forma net loss	$1,379	$(1063)	$1,242	$(983)

Earnings (loss) per common share (as reported):
Basic	$.44	$(.33)	$41	$(.30)
Diluted	$.44	$(.33)	$.41	$(.30)

Pro-forma earnings (loss) per common share:
Basic	$.43	$(.34)	$.39	$(.33)
Diluted	$.43	$(.34)	$.39	$(.33)
These pro-forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 10 — Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS No. 154”) . SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
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
Note 11 — Contingencies
On August 17, 2005, the Company was named as a defendant in a lawsuit alleging that the Company breached its contract with a subcontractor, did not act in good faith, and further did not comply with the terms and conditions of the agreement. The plaintiff sought compensatory damages of approximately $1.6 million and punitive damages of $350,000 as well certain prejudgment and post judgment interest. If the plaintiff prevails, the Company’s results of operations, cash flows or financial position would be materially affected.

On January 27, 2006, the Company was granted a motion for summary judgment and the lawsuit was dismissed. Subsequently, the plaintiff filed an appeal of the ruling. Based on all of the currently available information, and discussions with legal counsel representing the Company in connection with the matter, Company management has determined that a reserve for potential loss is not necessary at this time.
As a result of continued losses on a large long-term nation-wide enterprise maintenance contract, the Company incurred an operating loss for the three and nine months ended December 31, 2005. The Company has recorded a contract loss reserve of $450,000 for estimated future losses on this contract. The Company has undertaken steps to bring final resolution to certain contract issues related to a large nation-wide enterprise maintenance contract. The loss reserve represents estimated costs to be incurred through March 31, 2006 and assumes anticipated cessation of the contract effective March 31, 2006. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on the contract.
In addition, during the quarter ended December 31, 2005, the Company recorded severance costs for contracts of approximately $144,000 for employees working on several contracts that expired during the quarter ended December 31, 2005. Not withstanding the foregoing, it is reasonably possible that the reserve for contract loss and severance costs incurred may not be adequate to cover future losses on these contracts. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, anticipated cessation of a long-term enterprise maintenance contract, estimated loss reserve, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, government contracting risks, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, continued losses, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Overview
We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In September 2004, we completed the acquisition of AlphaNational Technology Services, Inc., in August 2003, we completed the acquisition of Microserv, Inc., and most recently, in December 2005, we acquired a contract from Technical Service and Support, Inc. (“TSSI”). These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. In June 2005, we sold substantially all of the assets and certain liabilities of our secure network services business. We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction.
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

Our goal is to return to and maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our customers. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry, and our ability to replace contracts which were sold in connection with the sale of the secure network services business with new high availability maintenance contracts. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
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
In conjunction with the sale of our secure network services business, we have undertaken various cost containment initiatives including staff reductions and elimination of services in order to align our expenses in relation to our revenues. Many of the cost containment strategies have been implemented during the quarter ended December 31, 2005 and will continue over the next several quarters.
The industry in which we operate has experienced unfavorable economic conditions, and competitive challenges. We continue to lose money on a large nation-wide enterprise maintenance contract in spite of our efforts to stream line our service delivery operations. Our fiscal year 2006 operating results reflect the impact of this contract and challenging environment. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with the losses of some of our contracts, high quality and longevity of service may have little influence in the customer decision making process.
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS the company pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow as security to obtain certain consents, novations, and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to us. Certain novations and consents required under the asset purchase agreement were received and on January 26, 2006, and $1.375 million plus accrued interest of $24,000 was released to us. Accordingly, $625,000 of the original escrow amount remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement. At December 31, 2005, $2.0 million plus accrued interest of $24,000 remained in escrow, which is reflected on the accompanying balance sheet as restricted cash. (See Note 2 of the notes to Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarter ended September 30, 2005 for a discussion of the provisions related to the novations and consents the Company was required to and did obtain.)
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of December 31, 2005, we are not aware of any claims, either asserted or unasserted associated with the remaining amounts in escrow.

In connection with the asset purchase agreement, we also transferred to INDUS Corporation all of its right, title and interest in and to its Federal Supply Service Information Technology (Schedule 70) Contract (the “Contract”) with the federal government and a Blanket Purchase Agreement (“BPA”) that we entered into with one federal agency pursuant to the Contract. Since we have a need to utilize the Contract and BPA in connection with businesses that we have retained, we have entered into a transition services agreement with INDUS Corporation with respect to the Contract and BPA in order to continue performing existing, and to receive new, task/delivery orders from federal government agencies awarded under the Contract and BPA until such time as we are awarded a new Federal Supply Service Information Technology Contract.
The secure network services business comprised approximately $13.5 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 7% of our assets at March 31, 2005.
During the quarter ended December 31, 2005, upon the receipt of the novation of the key contract, we recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $5.4 million (net of income taxes of approximately $3.9 million). As a result of the sale of the secure network services business, we expect to utilize our net operating loss carryforward of approximately $3.0 million in fiscal year ending March 31, 2006, and have reduced our deferred tax asset accordingly. (See Note 6 to our notes to Consolidated Financial Statements.)

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended December 31, 2005 and 2004, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.
(Amounts in thousand, except share data and percents)

	Three Months Ended December 31,				Nine Months Ended December 31,
Results of Operations	2005	2004	Change	%	2005	2004	Change	%
Revenues	$13,390	$12,645	$745	6%	$42,027	$34,511	$7,516	22%

Costs	13,076	13,017	59	—	39,437	32,956	6,481	20%

Percent of revenues	98%	103%			94%	95%

Gross margin	314	(372)	686	184%	2,590	1,555	1,035	67%
Percent of revenues	2%	(3%)			6%	5%

Selling and marketing	346	396	(50)	(13%)	1,113	1,292	(179)	(14%)
Percent of revenues	3%	3%			3%	4%

General & administrative	913	989	(76)	(8%)	2,735	2,749	(14)	(—)
Percent of revenues	7%	8%			7%	8%

Abandonment of facility	—	—	—	—	—	179	179	100%
Severance costs	144	—	144	100%	144	—	144	100%
Goodwill impairment	3,211	—	3,211	100%	3,211	—	3,211	100%

Operating loss	(4,300)	(1,756)	(2,544)	(145%)	(4,613)	(2,665)	(1,958)	(74%)
Percent of revenues	(32)%	(14)%			(11)%	(8)%

Other income	—	—	—	—	(5)	(3)	(2)	67%
Interest expense	135	163	(28)	(17%)	458	462	(4)	(1%)

Loss before income tax	(4,435)	(1,919)	(2,516)	(131)%	(5,066)	(3,124)	(1,942)	(62%)

Income tax benefit	(441)	(668)	(227)	(34%)	(665)	(1,107)	442	(40%)

Loss from continuing operations	(3,994)	(1,251)	(2,743)	(219%)	(4,401)	(2,017)	(2,384)	(118%)

Income from discontinued operations (net of taxes)	—	216	(216)	(100%)	310	1,117	(807)	(72%)

Gain from discontinued operation	5,393	—	5,393	100%	5,393	—	5,393	100%

Net income (loss)	$1,399	$(1,035)	$2,434	235%	$1,302	$(900)	$2,202	245%

Earnings (loss) per share — basic:
Continuing operations	$(1.26)	$(.40)			$(1.39)	$(.67)
Discontinued operations	—	.07			.10	.37
Gain on sale of discontinued operations	1.70	—			1.70	—

	$.44	$(.33)			$.41	$(.30)

Earnings (loss) per share — diluted:
Continued operations	$(1.26)	$(.40)			$(1.39)	$(.67)
Discontinued operations	—	.07			.10	.37
Gain on sale of discontinued operations	1.70	—			1.70	—

	$.44	$(.33)			$.41	$(.30)

Weighted average number of common shares outstanding
Basic	3,172,206	3,166,589			3,171,992	3,002,254
Diluted	3,183,370	3,238,316			3,187,613	3,052,128
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
The composition of revenues for:

(Dollar amounts in	Three Months Ended December 31,				Nine Months Ended December 31,
thousands)	2005	2004	Change	%	2005	2004	Change	%
Services	$12,559	$11,984	$575	5%	$38,948	$32,049	$6,899	22%
Product held for resale	831	661	170	26%	3,079	2,462	617	25%

Total Revenue	$13,390	$12,645	$745	6%	$42,027	$34,511	$7,516	22%

Revenues for the three months ended December 31, 2005 increased 6%, or $745,000, to $13.4 million from $12.6 million for the three months ended December 31, 2004. For the nine months ended December 31, 2005, revenues increased 22%, or $7.5 million, from $34.5 million to $42.0 million. Revenues from services for the three months ended December 31, 2005 increased 5%, or $575,000, to $12.6 million from $11.9 million for the three months ended December 31, 2004. For the nine months ended December 31, 2005, revenues increased 22%, or $6.9 million, to $38.9 million from $32.0 million for the comparable period ended December 31, 2004. The reasons for the increase in services revenue for both the three and nine month periods ending December 31, 2005 was the improved revenue stream from several long-term enterprise maintenance contracts, increased time and material invoicing and the inclusion of the revenues of approximately $340,000 from a contract purchased on November 30, 2005.
For the three months ended December 31, 2005, product held for resale increased $170,000, or 26%, from $661,000 for the three months ended December 31, 2004 to $831,000. Product held for resale increased 25%, or $617,000, for the nine months ended December 31, 2005, from $2.4 million for the nine months ended December 31, 2004 to $3.1 million. The increase in product held for resale was a result of several large one time orders. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
Costs
Included within costs are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase in relation to the growth in revenues, however, our overall costs as a percent of revenue are expected to decrease as cost containment efforts take effect. As a result of continued losses on a large long-term nation-wide enterprise maintenance contract, we incurred an operating loss for the three and nine months ended December 31, 2005. We have recorded a contract loss reserve of $450,000 for estimated future losses on this contract. We have undertaken steps to bring final resolution to certain contract issues related to a large nation-wide enterprise maintenance contract. The loss reserve represents estimated costs to be incurred through March 31, 2006 and assumes anticipated cessation of the contract effective March 31, 2006. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on the contract.

In addition, during the quarter ended December 31, 2005, the we recorded severance costs for contracts of approximately $144,000 for employees working on several contracts that expired during the quarter ended December 31, 2005. Not withstanding the foregoing, it is reasonably possible that the reserve for contract loss and severance costs incurred may not be adequate to cover future losses on these contracts. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.
On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, generating a negative impact on profit margins. We have also been negatively impacted from high costs associated with a large nation-wide enterprise maintenance contract where the cost to deliver services has been driven by high than expected failure rates and labor costs and as a result of which we recorded a reserve for contract loss of $450,000 for the quarter ended December 31, 2005.
The variable components of costs associated with fixed price contracts are part costs, overtime, subcontracted labor, mileage reimbursed, and freight. Part costs are highly variable and dependent on several factors, based on the types of equipment serviced, equipment age and usage, and environment. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls.
For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.
Costs were comprised of the following components:

(Dollar amounts in	Three Months Ended December 31,				Nine Months Ended December 31,
thousands)	2005	2004	Change	%	2005	2004	Change	%
Direct costs	$11,678	$11,632	$46	—%	$35,576	$29,745	$5,831	20%
Indirect costs	1,398	1,385	13	1%	3,861	3,211	650	20%

Total costs	$13,076	$13,017	$59	—%	$39,437	$32,956	$6,481	20%

Total costs for the three months ended December 31, 2005 and 2004 remained unchanged at $13.0 million. For the nine months ended December 31, 2005, total costs increased $6.4, million or 20%, to $39.4 million compared to $32.9 million for the comparable period in 2004. The increase in costs resulted from increased costs incurred to support the increase in revenue discussed above and much higher than expected costs related to supporting a large nation-wide enterprise maintenance contract. Included in direct costs was a charge for additional costs of $450,000 and $300,000, respectively, for the three and nine month periods ended December 31, 2005 and 2004 for additional contract losses related to a large nation-wide enterprise maintenance contract through March 31, 2006 and 2005, respectively. See Note 11 of the notes to Consolidated Financial Statements.
Direct costs include the direct labor for technical services, parts and products, and other associated costs in providing our service offerings to our customers. For the three months ended December 31, 2005 and 2004, direct costs were $11.6 million. For the nine month period ending on December 31, 2005, direct costs increased 20%, or $5.8 million, to $35.6 million from $29.7 million for the same period in 2004.
Indirect costs include costs related to operating our call center, logistics dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $13,000 for the three months ended December 31, 2005 over the same period in 2004 remaining at 1.4 million. Indirect costs increased 20%, or $650,000, from $3.2 million for the nine months ended December 31, 2004 to $3.9 million for the nine months ended December 31, 2005. The increase in indirect costs was due to additional personnel costs to support the field force.

As discussed above, many of the cost containment strategies have been implemented during the quarter ended December 31, 2005 have had some positive affect the result for the three months ended December 31, 2005. However, in spite of these efforts, we continued to absorb high costs associated with a large nation-wide enterprise maintenance contract, which has resulted in the increase in total costs for the nine months ended December 31, 2005. In addition, we have recorded a contract loss reserve of $450,000 for estimated future losses on this contract. We have undertaken steps to bring final resolution to certain contract issues related to a large nationwide enterprise maintenance contract this quarter. The loss reserve represents estimated costs to be incurred through March 31, 2006 and assumes anticipated cessation of the contract effective March 31, 2006. While the ultimate amount of additional costs to be incurred are dependent upon future developments, in management’s opinion, the reserve for contract loss is adequate to cover the future loss on the contract. Not withstanding the foregoing, it is reasonably possible that the reserve for contract loss may not be adequate to cover future losses on this contract. Adjustments, if any, to estimates recorded resulting from additional costs incurred will be reflected in operations in the periods in which such adjustments are known.
Gross Margin
As a percentage of revenues, gross margin was 2% and 6% for the three and nine months ended December 31, 2005, respectively, and (3%) and 5% for the three and nine months ended December 31, 2004, respectively. Although we have demonstrated a modest improvement in our gross margins, when compared to last year, our gross margins were negatively impacted by the continued losses incurred on a large nation-wide enterprise maintenance contract and the additional loss accrual on this contract as discussed above .
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $346,000 for the three months ended December 31, 2005 compared to $396,000 for the three months ended December 31, 2004, a decrease of $50,000, or 13%. For the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 selling and marketing expense was $1.1 million compared to $1.3 million, a 14% decrease. The decrease in selling and marketing expense was the result of a reduction in personnel costs and reduced marketing efforts.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended December 31, 2005, general and administrative expense decreased when compared to the three months ended December 31, 2004 from $989,000 to $913,000. For the nine months ended December 31, 2005, general and administrative expenses remained unchanged at $2.7 million when compared to the nine months ended December 31, 2004.
Goodwill Impairment
Due to the sale of our secure network services business as well as losses resulting form continuing operations, we tested its goodwill for impairment in advance of its annual testing date. We tested its goodwill impairment in accordance with Statement of Financial Accounting Standards Number 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets”. The resulting impairment loss was determined based on the applicable valuation methods, including the income and market approaches. We completed our test for impairment and recorded a $3.2 million non-cash charge for the impairment of goodwill. The charge is reflected as a component of operating loss in the accompanying consolidated statement of operations.
Severance Costs and Abandonment of Facilities
During the quarter ended December 31, 2005, we recorded severance costs for employees working on several contacts that expired of approximately $144,000.

After a review of our facility requirements in September 2004, we determined that as a result of several acquisitions we had excess space. For the nine month period ended December 31, 2004, we recorded a charge of $179,000 for the abandonment of a facility related to the sub-leasing of certain office space.
Operating Loss
With the sale of our secure network services business, the financial performance of that business was recorded as discontinued operations and, as a result, for the three months ended December 31, 2005, we incurred an operating loss of $4.3 million compared to operating loss of $1.8 million for the three months ended December 31, 2004 and a operating loss for the nine months ended December 31, 2005 of $4.6 million compared to $2.7 million for the comparable period last year.
The operating loss was the result of on-going losses in connection with the performance of a large nation-wide enterprise maintenance contract, severance costs, and an impairment charge for goodwill.
Interest Expense
Interest expense for the three months ended December 31, 2005 was $135,000 compared to $163,000 for the same period in 2004. The decrease in interest expense was related to the reductions in long term debt with the use of proceeds from the sale of the secure network services business. For the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004, interest expense was $458,000 compared to $462,000. The decrease for the nine month period was the result of lower borrowings in the second half of the year compared to the prior year offset by increases in the interest rate charged to us on our bank debt due to increases in the bank’s prime interest rate.
Income Tax Benefit
Due to the loss from continuing operations, for the three months ended December 31, 2005, we recorded an income tax benefit of $441,000 compared to an income tax benefit of $668,000 for the comparable period in 2004. For the nine months ended December 31, 2005, we recorded an income tax benefit of $665,000 compared to an income tax benefit of $1.1 million for the nine months ended December 31, 2004.
Income from discontinued operations
Income from discontinued operations was $0 compared to $216,000, net of income taxes of $121,000, for the three months ended December 31, 2005 compared to December 31, 2004. For the nine months ended December 31, 2005, income from discontinued operations was $310,000, net of income taxes of $164,000 compared to $1.1 million, net of income taxes of $628,000 for the same period a year ago.
Gain on sale of discontinued operations
As a requirement of the sale of our secure network services business, we deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of the Key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, we have recorded a gain on the sale of discontinued operation of approximately $5.4 million for the three and nine month period ended December 31, 2005.
Net Income (loss)
For the three months ended December 31, 2005, the net income was $1.4 million, compared to a net loss of $1.0 million for the comparable period in 2004. The primary reason for the increase in net income was the result from the gain on the sale of our secure network services business which was partially off set by the loss from continuing operations, severance costs, and a charge for the impairment of goodwill.
For the nine months ended December 31, 2005, we recorded net income of $1.3 million compared to a net loss of $900,000 for the nine months ended December 31, 2004 for the same reasons described above.

Liquidity and Capital Resources
As of December 31, 2005, we had approximately $2.5 million of cash on hand. Sources of our cash for the three and nine months ended December 31, 2005 have been from the sale of our secure network services business and our revolving credit facility, as described below.
We anticipate that our primary sources of liquidity in fourth fiscal quarter of 2006 will be, cash on hand generated from the sale of the secure network services business in June 2005, and cash available to us under our revolving credit agreement.
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
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing the revenue from contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our financial performance will also depend on our ability to terminate or re-negotiate the large nation-wide enterprise maintenance contract for which we recorded a reserve for contract loss of $450,000 during the quarter ended December 31, 2005. See Note 11 of the notes to the Consolidated Financial Statements. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors” in our Form 10-K for the year ended March 31, 2005.
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
At December 31, 2005, we had working capital of $9.6 million compared to working capital of $8.4 million at March 31, 2005. The current ratio was 1.80 at December 31, 2005 compared to 1.56 at March 31, 2005. The increase in working capital was primarily attributable to using the proceeds from the sale of our secure network services business described elsewhere to reduce debt.
On June 30, 2005, we sold our secure network services business for $12.5 million. The gain on the sale of the business was $5.4 million net of taxes and fees. The proceeds were used to reduce debt and provide working capital. Capital expenditures for the nine months ended December 31, 2005 were $248,000 as compared to $599,000 for the same period 2004. We anticipate fiscal year 2006 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.

On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2007. The amount available under the revolving credit agreement remains at $12.0 million. The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The fee is paid on the last day of each quarter. We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). Additionally, we pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. As of December 31, 2005, $7.0 million was outstanding and $5.0 million was available to us. The interest rate at December 31, 2005 was 7.5%.
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
At December 31, 2005, we were in compliance with the financial covenants contained in our revolving credit agreement.
If our customer base were to remain constant, after giving effect to the sale of our secure network services business, we expect to have approximately $5.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, we are generally required to invest significant initial start-up funds which are subsequently billed to customers and as a result may be required to draw down on our credit facility.
The revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on our subordinated debt, which is not paid until we obtain a waiver from the bank.

In conjunction with the acquisition of AlphaNational, we issued notes to the former AlphaNational shareholders in the aggregate amount of $500,000, with an interest rate of 6% per annum. Based upon final adjustments to the September 30, 2004 closing balance sheet, the aggregate balance of the notes was reduced to $168,000. The notes mature on March 31, 2006. Interest is payable quarterly and in arrears.
During the quarter ended September 30, 2005 and concurrent with the amendment and restatement of our revolving credit agreement, we have received consent from the Bank to pay an aggregate principal amount of $1.4 million and aggregate accrued interest amount of $100,000 on the 7% convertible subordinated debentures and 8% promissory notes. We used a portion of the proceeds from the sale of the secure network services business to pay the entire principal amount of the 7% convertible subordinated debentures and $1.0 million in the reduction in the principal amount of the 8% promissory notes dated October 8, 1998 and October 13, 1998. After giving effect to these payments the aggregate principal amount to the holders of the 8% promissory notes was $1.0 million. Interest payable to the affiliates was approximately $127,000 at December 31, 2005.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $1.0 million at December 31, 2005. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. At December 31, 2005, the affiliates held in the aggregate $500,000 and $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million.
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS No. 154”) . SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
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
The information below summarizes our sensitivity to market risks as of December 31, 2005. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2005 contains descriptions of funded debt and should be read in conjunction with the table below.

	Period Ending	Fair Value
(Amounts in thousands)	December 31,	December 31,
Debt obligations	2005	2005
Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2007. Average interest rate of 7.50%.	7,028	7,028

8% subordinated notes payable to affiliate due July 1, 2007	1,000	1,000

6% notes issued to former AlphaNational shareholders	168	168

Notes Payable GMAC interest rate 0.0% to 1.9% due in 48 and 36 months.	4	4

Total fixed rate debt	1,172	1,172

Total debt	8,200	8,200

At December 31, 2005, we had $8.2 million of debt outstanding of which $1.2 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
On August 17, 2005, the Company was named as a defendant in a lawsuit filed by BIS Computer Services, Inc. in the United States District Court for the Eastern District of Virginia alleging that the Company breached its contract with BIS Computer Services, Inc., a subcontractor, did not act in good faith, and further did not comply with the terms and conditions of the agreement. The plaintiff sought compensatory damages of approximately $1.6 million and punitive damages of $350,000 as well certain prejudgment and post judgment interest. If the plaintiff prevails, the Company’s results of operations, cash flows or financial position would be materially affected.
On January 27, 2006, the Company was granted a motion for summary judgment and the lawsuit was dismissed. Subsequently, the plaintiff filed an appeal of the ruling. Based on all of the currently available information, and discussions with legal counsel representing the Company in connection with the matter, Company management has determined that a reserve for potential loss is not necessary at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit 10	Solutions Engagement Agreement

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION
(Registrant)

Date: February 14, 2006	By:	/s/ Charles L. McNew

Charles L. McNew
President & Chief Executive Officer
(principal executive officer)

Date: February 14, 2006	By:	/s/ Joseph Sciacca

Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)