Form 10-K/A
period 2005-03-31
HALIFAX CORP
filed 2006-06-19
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004 was $12,263,464 computed based on the closing price for that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30,2005
Common Stock
$0.24 par value	3,172,206

TABLE OF CONTENTS
PART II

EXPLANATORY NOTE
This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on July 14, 2005, and is being filed to correct a typographical error in the date of Deloitte & Touche LLP’s report contained in Part II. No other changes have been made. This amendment is not intended to update other information presented in the annual report as originally filed.

Part II
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

* No effect is given to dilutive securities for loss periods.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND 2004
(Amounts in thousands except share and per share data)

	March 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$1,264	$430
Trade accounts receivable, net	12,468	9,364
Inventory, net	5,600	5,845
Prepaid expenses and other current assets	487	599
Deferred tax asset	3,814	1,204

TOTAL CURRENT ASSETS	23,633	17,442

PROPERTY AND EQUIPMENT, net	1,608	1,598
GOODWILL	6,129	3,879
OTHER INTANGIBLE ASSETS, net	1,309	727
OTHER ASSETS	141	149
DEFERRED TAX ASSET	930	2,696

TOTAL ASSETS	$33,750	$26,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,955	$3,024
Accrued expenses	4,776	3,699
Deferred maintenance revenues	3,776	2,543
Current portion of long-term debt	17	29
Notes payable	662	494

TOTAL CURRENT LIABILITIES	15,186	9,789

LONG-TERM BANK DEBT	9,463	7,227
OTHER LONG-TERM DEBT	3	19
SUBORDINATED DEBT – AFFILIATE	2,400	2,400
DEFERRED INCOME	278	337

TOTAL LIABILITIES	27,330	19,772

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 3,427,640 in 2005 and 3,167,096 in 2004
Outstanding — 3,170,956 in 2005 and 2,910,412 in 2004	827	764
Additional paid-in capital	9,011	7,962
Accumulated deficit	(3,206)	(1,795)
Less treasury stock at cost – 256,684 shares in 2005 and 2004	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,420	6,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,750	$26,491

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
Inventory — Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheets net of allowances for inventory valuation of $1.7 million and $952 thousand at March 31, 2005 and 2004, respectively.
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
Deferred Maintenance Revenues — Deferred maintenance revenues are derived from contracts for which customers are billed or pay in advance of services to be performed at a future date.
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
Comprehensive Income — For the fiscal years ended March 31, 2005, 2004 and 2003, the Company did not identify any transactions that should be reported as other comprehensive income.
Stock-Based Compensation — The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock-based Compensation — Transition of Disclosure.” Accordingly, no compensation expense has been recognized for our stock-based compensation plan. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.

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

2. ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:	March 31,
(Amounts in thousands)	2005	2004
Amounts billed	$12,373	$9,332
Amounts unbilled	393	180

Total	12,766	9,512
Allowance for doubtful accounts	(298)	(148)

Total	$12,468	$9,364

3. PROPERTY AND EQUIPMENT

	March 31,
Property and equipment consists of:			Estimated
(Amounts in thousands)	2005	2004	Useful Lives
Machinery and equipment	$3,600	$3,153	3-10 years
Furniture and fixtures	255	423	5 years
Building improvements	599	637	5-10 years
Vehicles	150	137	4 years

Total	4,604	4,350

Accumulated depreciation	(2,996)	(2,752)

Total	$1,608	$1,598

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

(Amounts in thousands except per share	Year Ended	Year Ended
data)	March 31, 2005	March 31, 2004
Revenues	$60,677	$56,176
Net (loss) income	(1,042)	4,384
(Loss) earnings per share:
Basic	$(.46)	$1.54

Diluted	$(.46)	$1.48

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

Minimum future principal payments on long-term debt are as follows:
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
15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2005	2004	2003
Interest	$644	$611	$649

Income taxes	—	$81	$22

Disclosure of non-cash financing activities:

6% notes payable to former AlphaNational shareholders	$168	$—	$—

5% notes payable to former Microserv shareholders	$—	$494	$—

Common stock issued for the purchase of AlphaNational	$1,028	$—	$—

Common stock issued for the purchase of Microserv	$—	$1,871	$—

Fees to investment bankers	$—	$117	$—

Fair value of assets acquired	$—	$1,619	$—

Warrants issued in connection with private placement	$—	$69	$—

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(Amounts in thousands except share data)		Years Ended March 31,
	2005	2004	2003
Numerator for earnings per share:

Net income as reported-Basic	$(1,411)	$4,228	$648

Interest on convertible subordinated debt (net of tax)	—	77	—

Net Earnings-Dilutive	$(1,411)	$4,305	$648

Denominator:

Denominator for basic earnings per share-
Weighted-average shares outstanding	3,043,465	2,638,345	2,175,781

Effect of dilutive securities:
7% convertible debenture	—	97,324	—
Employee stock options	42,243	43,226	36,579
Non qualified stock options	564	2,124	—
Warrants	8,650	6,637	—

Dilutive potential common shares Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	3,094,922	2,787,656	2,212,360

Earnings per share-Basic:	$(.46)	$1.60	$.30

Earnings per share-Diluted	$(.46)	$1.54	$.30

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
(3)	Interest savings as a result of assumed reduction in notes payable of $9.0 million using sale proceeds

(4)	Income tax effect of the foregoing adjustments
Proforma Statement of Operations (Unaudited)

	For the year ended
(amounts in thousands, except share data)	March 31, 2004
	Actual		Adjustments	Proforma
Revenues	$49,537	(1)	$(9,481)	$40,056

Operating loss	(1,541	) (2)	(1,040)	14

Interest Expense	576	(3)	526	50

Income before income taxes	478	(2)	(514)	(36)

Income tax (benefit) expense	(3,750	) (4)	(185)	(3,935)

Net income	$4,228		$(329)	$3,899

Earnings per share –basic	$1.60			$1.48

Earnings per share- diluted	$1.54			$1.40

The proforma adjustment to the historical financial statements are:
(1)	Reflects the elimination of in revenues attributable to the secure network services business as a result of its sale.
(2)	Reflects the reduction of gross margin attributable to the secured networks services business as a result of the sale.
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

Proforma-Balance Sheet (Unaudited)

	For the years ended
			March 31, 2005				March 31, 2004
	As		Adjust-		As		Adjust-
	reported		ments	Proforma	reported		ments	Proforma
ASSETS

CURRENT ASSSETS
Cash	$1,264	(2)	$12,500	$4,420	$430	(2)	$12,500	$3,586
		(5)	(9,344)			(5)	(9,344)
Trade accounts receivable, net	12,468	(1)	(1,949)	10,519	9,364	(1)	(1,949)	7,415
Inventory, net	5,600			5,600	5,845			5,845
Prepaid expenses and other current assets	487	(1)	(16)	471	599	(1)	(16)	583
Deferred tax asset	3,814	(3)	(3,039)	775	1,204	(3)	(1,204)	—

TOTAL CURRENT ASSETS	23,633		(1,848)	21,735	17,442		(13)	17,429

PROPERTY AND EQUIPMENT, net	1,608	(1)	(64)	1,544	1,598	(1)	(64)	1,534
GOODWILL AND OTHER INTANGIBLE ASSETS (net)	7,438			7,438	4,606			4,606
OTHER ASSETS	141			141	149			149
DEFERRED TAX ASSET	930		632	1,526	2,696	(3)	(1,650)	1,046

TOTAL ASSETS	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,955	(1)	$(500)	$5,455	$3,024	(1)	$(500)	$2,524
Accrued expenses	4,776	(1)	(229)	8,115	3,699	(1)	(229)	5,795
		(3)	725			(3)	725
		(4)	3,193			(4)	1,950
		(5)	(350)			(5)	(350)
Deferred maintenance revenues	3,776			3,776	2,543			2,543
Current portion of long-term debt	17			17	29			29
Notes payable	662	(5)	(494)	168	494	(5)	(494)	—

TOTAL CURRENT LIABILITIES	15,186		2,345	17,531	9,789		1,102	10,891

LONG-TERM BANK DEBT	9,463	(5)	(6,100)	3,363	7,227	(5)	(6,100)	1,127
OTHER LONG-TERM DEBT	3			3	19			19
SUBORDINATED DEBT-AFFILIATE	2,400	(5)	(1,400)	1,000	2,400		(1,400)	1,000
DEFERRED INCOME	278		—	278	337		—	337

TOTAL LIABILITIES	27,330		(5,155)	22,175	19,772		(6,398)	13,374

STOCKHOLDERS’ EQUITY
Common Stock	827			827	764			764
Additional paid in capital	9,011			9,011	7,962			7,962
(Accumulated deficit) retained earnings	(3,206	) (6)	5,000	669	(1,795	) (6)	5,000	2,876
		(7)	(1,125)			(7)	(329)
Less treasury stock at cost	(212)		—	(212)	(212)		—	(212)

TOTAL STOCKHOLDERS’ EQUITY	6,420		3,875	10,295	6,719		4,671	11,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,750		$(1,280)	$32,470	$26,491		$(1,727)	$24,764

(1)	Reflects the elimination of net assets sold in connection with the sale of the secure network services business.

(2)	Reflects the cash proceeds received from the sale of $12.5 million and includes amounts held in escrow at closing of $3.0 million, which is reflected in the cash balance.

(3)	Records the provision for income taxes utilizing the net operating loss carryforward and estimated additional income taxes.

(4)	Reflects estimated transaction costs, fees and expenses

(5)	Reflects the approximate use of $9.0 of the proceeds to repay indebtedness

(6)	Reflects the estimated gain on sale of secure network services business (after contingencies are resolved), net of taxes and transaction costs.

(7)	Impact on earnings for the elimination of earnings for the secure network services business

Halifax Corporation
Schedule II, Valuation and Qualifying Accounts
March 31, 2005

	Balance at			Balance at
	beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2003
Allowance for doubtful Accounts	$290,000	$120,000	$140,000	$270,000
Allowance for inventory Obsolescence	$600,000	$165,000	$135,000	$630,000
Year Ended March 31, 2004
Allowance for doubtful Accounts	$270,000	$84,000	$206,000	$148,000
Allowance for inventory Obsolescence	$630,000	$379,000	$57,000	$952,000
Year Ended March 31, 2005
Allowance for doubtful Accounts	$148,000	$179,000	$29,000	$298,000
Allowance for inventory Obsolescence	$952,000	$1,044,000	$280,000	$1,716,000

PART IV
Item 15. Exhibits, Financial Statement Schedules

3.	Exhibits

23.1	Independent Registered Public Accounting Firm Consent

23.2	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 16, 2006.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 16, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
HALIFAX CORPORATION

/s/Charles L. McNew
Charles L. McNew
President and Chief Executive Officer	Date: June 16, 2006

/s/ Joseph Sciacca	Date: June 16, 2006
Joseph Sciacca
Vice President, Finance and
Chief Financial Officer