Form 10-K
period 2006-03-31
HALIFAX CORP
filed 2006-06-23
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2006 or

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
Registrant’s telephone number, including area code (703) 750-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.24 par value)	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. ☐ Larger accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2005 was $8,787,045 computed based on the closing price for that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10,2006

Common Stock $0.24 par value	3,172,206

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant’s 2006 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2006, are incorporated by reference into Part III. Notwithstanding such incorporation, the Audit Committee Report, Compensation Committee Report and the graph showing performance of our stock and other information in the 2006 Proxy Statement that is not required to be included in Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

PART I
Forward Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
All references to “we,” “our,” “us,” the Company,” or “Halifax” refer, on a consolidated basis to Halifax Corporation unless otherwise indicated.
Item 1. Business
Halifax Corporation headquartered in Alexandria, Virginia provides a comprehensive range of enterprise maintenance services, and solutions to a broad base of clients throughout the United States and prior to June 30, 2005, we also provided secured network services to the Department of Defense, referred to as DOD and the intelligence community. On June 30, 2005, we sold our secure networks services business to enable us to focus our resources on our core business of high availability enterprise maintenance services and technology deployment and integration services. We provide 7x24x365 technology solutions that can meet stringent enterprise service requirements. For more than 37 years, we have been known for quality and reliability in service delivery to our customers.
Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to the Company. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there are no such obligations, these funds will be released to the Company eighteen (18) months following the date of closing, or December 30, 2006.

The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties required updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of March 31, 2006 the Company is not aware of any claims associated with the remaining escrow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of Secure Network Services Business.” The secure network services business comprised approximately $13.6 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 9% of the Company’s assets at March 31, 2005.
As a result of receiving notification that the key contract had been novated, the Company recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $5.7 million (net of income taxes of approximately $3.6 million). As a result of the sale of the secure network services business, the Company utilized a portion of its net operating loss carryforward in fiscal year ending March 31, 2006 and has reduced its deferred tax asset accordingly.
As a result of the sale of the secure network services business, our results of operations and related assets and liabilities have been classified as discontinued operations for all periods presented.
Our Business
We are a nation-wide, high-availability, multi-vendor enterprise maintenance services and solutions provider for enterprises, including businesses, global service providers, governmental agencies and other organizations.
Our principal services are high availability hardware maintenance services and technology deployment and integration. Prior to June 30, 2005 our principal services also included secure network services.
We were incorporated in 1967 under the laws of the Commonwealth of Virginia. We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 750-2400, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com a link to our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, on the SEC’s website. The information on the website listed above is not and should not be considered part of this Form10-K and is not incorporated by reference in this document. This website is and only is intended to be an active textual reference.
Our strategy is to build our position as an innovative leader in the high availability enterprise maintenance solutions marketplace. We currently have the following key business focuses:
•	High Availability Maintenance Services- 7 days a week, 24 hours a day, 365 days a year, multi-vendor support for nationwide customers with demanding service level requirements
•	Technology Deployment and Integration Services- nationwide deployment and integration support services.
High Availability Maintenance Services
We provide our clients with a comprehensive high availability enterprise maintenance solution through a single point of contact. Our service offerings include high availability enterprise maintenance services customized to specific customer needs for 7 days per week, 24 hours per day, 365 days per year (7x24x365) support on a nationwide basis, life cycle management of client desktop environment and equipment, moves and changes, and providing personnel with security clearances to support certain governmental agencies. Clients are offered a unique mix of nationwide coverage, multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a customized solution that meets our customers’ enterprise maintenance requirements while reducing their costs.
We provide our maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 7x24x365 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports our enterprise maintenance clients. Halifax is an authorized service provider for many major manufacturers, including International Business Machines, Hewlett Packard, Dell, Gateway and Lexmark.

Halifax works closely with each client to develop and implement the service program needed to achieve its business objectives. We draw from a wide range of services expertise and an established corporate technology base to deliver customized, results-driven enterprise maintenance solutions.
Technology Deployment and Integration Services
We provide technology deployment and integration services through several of our alliance partners and certain direct customers. At present, our principal service offering is seat management, which is a highly customizable and comprehensive service that encompasses the management, operation, and maintenance of an organization’s desktops, servers, communications, printers, peripherals and associated network infrastructure and components. This service transfers complete PC desktop responsibility along with all associated services from the client to us. In return, the organization is afforded a full spectrum of computing resources for a fixed price per “seat” through a single ordering process.
Our seat management services provide each client with a business solution that is flexible enough to suit the unique requirements of the organization, while still offering the client absolute control over their IT environment by defining the level of service required to support the end users and the client’s missions.
Our seat management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:
-	Reduce our clients’ total cost of ownership;

-	Improve service levels and response times;

-	Reduce the administrative costs for procurement;

-	Increase user productivity through decreased downtime;

-	Amortize costs across thousands of users;

-	Focus IT staff on core responsibilities;

-	Eliminate the time and expense of storage, sale, and disposal of surplus equipment;

-	Simplify accounting with one report, one invoice, and one charge per user; and

-	Create a single source of accountability for all PC desktop hardware, software, and services.
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
Acquisitions
Purchase of Contract
On December 1, 2005, we purchased a services contract for $330,000 from Technical Services and Support, Inc., (“TSSI”) In addition, we hired certain employees and subcontractors of TSSI. The contract has a term of fifty-four months. The contract rights will be amortized over the remaining life of the contract of fifty-four months.
On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational Technology Services, Inc., referred to as AlphaNational, in a merger transaction, for total consideration of approximately $2.4 million. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing services to a national market place.

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
Types of Customers
The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion):

	Years Ended March 31,
(Amounts in thousands)	2006		2005		2004
State/Municipal Government	10,705	19%	$9,663	20%	$13,039	33%

Commercial	43,383	80%	37,851	78%	26,279	66%

Federal Government	823	1%	912	2%	738	1%

Total	$54,911	100%	$48,426	100%	$40,056	100%

Not included above is revenues associated with the secure network services business, which was sold in June 2005, and comprised approximately $13.6 million, or 22%, of our revenues and $9.5 million, or 19% of our revenues, and $11.4 million, or 22% of our revenues for the fiscal years ended 2005, 2004 and 2003 and is reported as discontinued operations.
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
Types of Contracts
We perform services under time-and-material, fixed unit-price, subcontracts, and General Services Administration, or GSA, schedule contracts. For time-and-material contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed unit-price contracts, we are paid an agreed-upon price per unit for services rendered. Under fixed unit-price contracts and time-and-material contracts, we bear any risk of increased or unexpected costs that may reduce our profits or cause us to sustain losses. When we are selected under a GSA schedule contract to provide products or services, revenues are recognized upon delivery of the product or services. Presently, our sales under the GSA contract are limited to product sales, where the risks related to unexpected costs increases do not exist.
For the three years ended March 31, 2006, 2005 and 2004, approximately 90%, of our revenues received were from fixed unit-price revenues contracts.
Prior to June 30, 2005, revenue derived from these Federal government contracts were performed under indefinite delivery/indefinite quantity contracts.
Historically, our Federal and state government, and local contracts and subcontracts were subject to termination, reduction or modification as a result of changes in the government’s requirements or budgetary restrictions. A portion of our sales to the government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also may team with prime contractors to bid on competitive government opportunities for which we would serve as a subcontractor. If prime contractors were to lose business on which we may serve as a subcontractor, or fail to win the competitive bids on which we teamed with them, our government business would be adversely impacted.
We are sensitive to the present climate in the government with respect to fraud, waste and abuse, and had adopted a Code of Business Ethics and Standards of Conduct and associated procedures. In addition, all employees receive training in business ethics and associated procedures, and a hotline had been established to encourage reporting of potential ethical violations.
As a result of the sale of our secure network services business which was completed on June 30, 2005, we no longer have any of the economic benefit of Federal government contracts regarding secure network services. Presently, our Federal government activity is limited to activities under our GSA schedule.
Our primary offices include locations in:
•	Alexandria, Virginia;

•	Harrisburg, Pennsylvania;

•	Richmond, Virginia;

•	Trenton, New Jersey;

•	Charleston, South Carolina;

•	Seattle, Washington; and

•	Ft. Worth, Texas.
Prior to June 30, 2005, we also maintained an office in Frederick, Maryland.
Accounts Receivable
Trade accounts receivable at March 31, 2006 and 2005 represented 42% and 29% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenues earned with future payments due from the customer for which invoices will not be presented until a later period.
Backlog
Our funded backlog for services as of March 31, 2006 was $60.7 million. Of the $60.7 million of backlog at March 31, 2006, approximately 50% is expected to be recognized during fiscal year 2007. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.
Selling
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

Competition
We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and a larger technical staff than ours, including, in some cases, the manufacturers of the systems being supported, and others are small companies within a regional market or market niche. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by us. It is not possible to predict the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments and other factors. The principal competitive factors for the type of service business in which we are engaged are technology skills, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines.
We believe we are most competitive where the customer is geographically dispersed throughout the U.S. and demands high service attainment levels.
Personnel
On March 31, 2006, we had 520 employees, of whom 72 were part-time and 12 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. Management believes that the future growth and our success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.
Item 1A Risk Factors
Investing in our common stock involves risks. You should carefully consider all of the information contained in this Annual Report on Form 10-Ks and, in particular, the risks described below. Additional risks and uncertainties not presently known to us or those we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.
We experienced a loss from continuing operations of $4.5 million in fiscal 2006, and continued losses may negatively impact our financial position and value of our common stock.
We incurred a loss from continuing operations in fiscal 2006 of $4.5 million. The primary reasons for the loss from continuing operations in fiscal 2006 were a charge for impairment of goodwill and expenses associated with a long-term, nationwide, enterprise maintenance contract which terminated on April 30, 2006. In addition, we may not be able to generate sufficient new business to replace the contribution margins derived from the contracts sold in connection with the sale of our secure network services business sold on June 30, 2005, contain costs to a reduced level or expand our existing business in order to regain profitable operations. Although we reported net income for the year ended March 31, 2006, the net income was the result of gain on the sale of our secure network services business on June 30, 2005.
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
We have a number of major customers. Our largest customer accounted for 20%, 20%, and 22% of our revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Through the aggregation of multiple contracts, our largest customer during fiscal year ended March 31, 2006 was IBM. Our five largest customers collectively accounted for 54%, 65% and 67% of revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. As of June 30, 2005, as a result of the sale of our secure network services business, we no longer have the economic benefit of any material contracts or subcontracts providing services to the Federal government. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results. As a result of the sale of our secure network services business, there can be no assurances that we can replace the revenue stream from our secure network services business with other new business.
If we experience a decline in cash flow or are unable to maintain compliance with the covenants contained in our revolving credit facility, our ability to operate could be adversely affected.
If either cash flow from operations decline in value or borrowings under our revolving credit agreement are insufficient to meet our needs, our ability to operate could be adversely affected. In addition, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Additional funds, if needed, to help fund start-up costs related to a major new contract may not be available. We view our revolving credit facility as a critical source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We were not in compliance with the terms of our revolving credit facility at December 31, 2004 and March 31, 2005 as we failed to meet certain financial covenants. In both instances we requested and received waivers from our lender. On June 29, 2005 our revolving credit agreement was amended to adjust the covenants prospectively and to extend the maturity of the agreement to June 30, 2007. At March 31, 2006, we were in compliance with these financial covenants. There is no assurance that we will remain in compliance with the conditions, covenants and representations contained in the revolving credit agreement. Although we believe our relationship with our lender is satisfactory and we have requested and received waivers in the past for non-compliance with the financial covenants of our revolving credit agreement, there are no assurances that the lender will waive these covenants should we experience non-compliance in the future.
We operate in a highly competitive market. If we are unable to offer competitive products and services, our business may be adversely affected.
We have numerous competitors in our marketplace. Some competitors are large diversified firms having substantially greater financial resources and a larger technical staff than us, including, in some cases, the manufacturers of the systems being supported, and others are small companies within a regional market or market niche. Customer in-house capabilities can also create competition in that they perform certain services which might otherwise be performed by us. It is not possible to predict the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments and other factors.
The industry in which we operate has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. We continue to see significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. As experienced with losses of some of our contracts, high quality and longevity of service may have little influence in the customer decision making process. Also, our operating results could be adversely impacted should we be unable to achieve the revenues growth necessary to provide profitable operating margins in various operations.
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
Unfavorable economic conditions and additional costs associated with a new long-term nationwide enterprise maintenance contract have adversely affected our results of operations and led to a decline in our growth rates. We incurred a loss from continuing operations of $4.5 million for the fiscal year ended March 31, 2006, which includes the effect of additional costs from this contract as well as a goodwill impairment charge of $3.2 million. This contract was terminated on April 30, 2006.
Our business was also negatively affected by the economic slowdown and reductions in spending by our customers in 2006 and 2005. The rate at which the portions of our industry improve is critical to our overall performance.
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
Although revenues increased in the fiscal year ended March 31, 2006, we have been unable to replace the contracts lost in connection with the sale of our secured networks services business which was completed on June 30, 2005 with a sufficient number of new contracts. As a result, there can be no assurances that either our revenues will increase over time or that we will be able to return to profitable operations.
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
On June 30, 2005, we sold our secure network services business. For the fiscal years ended March 31, 2005 and 2004 the secure network services business generated revenues of $13.6 million and $9.4 million, respectively. Contribution to overhead of this business was $2.2 million and $1.2 million for fiscal years 2005 and 2004. If we are unable to generate sufficient new business to replace the business sold, we may be forced to consolidate our operations to reduce operating expense sufficiently to regain profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to regain profitability in the future.
If we are unable to retain and attract highly qualified personnel to fulfill our contract obligations, our business may be harmed.
Our most important resource is our employees. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. There can be no assurance that we will not experience difficulties in the future obtaining the personnel necessary to fulfill our obligations under our contracts.
We are subject to risks related to fluctuations in interest rates.
We are exposed to changes in interest rates, primarily as a result of using borrowed funds to finance our business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition.
We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include purchasing equipment and hiring personnel. For example, contracts may not fund program start-up costs and we may be required to invest significant sums of money before receiving related contract payments. Additionally, any resulting cash shortfall could be exacerbated if we fail to either invoice the customer or to collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:
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
Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that it will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows. One of the factors contributing to the loss from continuing operations we incurred for the year ended March 31, 2006, on long-term nationwide enterprise maintenance contract, was underestimating failure rates on certain pieces of equipment, which resulted in increased parts and labor cost and not anticipating certain service costs. These costs were comprised of procurement and consumption of inventory, freight costs, increases in overtime and higher than anticipated usage of subcontractors. This contract was terminated on April 30, 2006.
If we are unable to effectively and efficiently reduce costs and replace the revenues lost as a result of the sale of our secure network services business, our results of operations may be adversely affected.
We have taken, and continue to take, cost reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions may in turn expose us to additional service delivery risks and have an adverse impact on our sales and profitability. We have been reducing costs and streamlining our business process throughout our organization. We have reduced our physical facilities, reduced our employee population, improved our repair facilities, and reduced other costs. The impact of these cost-reduction actions on our revenues and profitability may be influenced by factors including, but not limited to:
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.
During fiscal 2005, we began to evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning in fiscal year ending March 31, 2008. In this regard, management will be required to dedicate internal resources to (i) assess and document the adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.
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
Mergers and acquisitions of companies in our industry and related industries are inherently risky, and no assurance can be given that our acquisition strategy will be successful, that we will have the resources to pursue this strategy, and will not materially adversely affect its business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products or services, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or services.
We do not expect to pay dividends on our common stock.
We have not declared or paid any dividends on our common stock during fiscal 2006, fiscal 2005 or 2004 and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
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
Our Articles of Incorporation, as amended, and Bylaws contain certain provisions that would make a takeover of our company more difficult. Under our Articles of Incorporation, as amended, we have authorized 1,500,000 shares of preferred stock, which the Board of Directors may issue with terms, rights, preferences and designations as the Board of Directors may determine and without the vote of shareholders, unless otherwise required by law. Currently, there are no shares of preferred stock issued and outstanding. Issuing the preferred stock, depending on the rights, preferences and designations set by the Board of Directors, may delay, deter, or prevent a change in control of us. Issuing additional shares of common stock could result in a dilution of the voting power of the current holders of the common stock. This may tend to perpetuate existing management and place it in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
After giving effect to the sale of the secure network services business as of June 30, 2005, we had obligations under 16 short-term facility leases associated with our operations. Total rent expense under existing leases was $1.3 million, $1.1 million, and $782,000 for the years ended March 31, 2006, 2005 and 2004, respectively. See Note 13 to the Consolidated Financial Statements. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Ft. Worth, TX, and Seattle, WA. Prior to June 30, 2005 we also had an office in Frederick, Md.
On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715,000 was deferred and is being amortized over the 12 year lease-back of our headquarters building. The monthly rent is approximately $48,000.
Item 3. Legal Proceedings
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
On January 27, 2006, the Company was granted a motion for summary judgment and the lawsuit was dismissed. Subsequently, the plaintiff filed an appeal of the ruling. In June 2006, the Company settled the matter for $30,000.
On January 9, 2001, the Securities and Exchange Commission (SEC) issued a formal order directing a private investigation of the Company and unnamed individuals concerning trading activity in our securities, periodic reports filed by management with the SEC, certain accounting and financial matters and internal accounting controls. We cooperated fully with the SEC. In addition, we received an SEC subpoena for documents related to these matters. The Staff of the SEC advised us that the inquiry was confidential and should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection on any person, entity or security. We believe the investigation was primarily related to the previously reported embezzlement by one of our former employees. By letter dated May 31, 2002, we were advised that the investigation undertaken by the Staff of the SEC was terminated and no enforcement action was recommended by the SEC.
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
Item 4-A. Executive Officers of the Registrant
The key executive officers of the Company, who are not also directors, other than Mr. McNew, are:
Charles L. McNew, age fifty-four is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and then Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Master Degree in Business Administration from Drexel University and a Bachelor of Science degree in accounting from Penn State.
Joseph Sciacca, age fifty-three, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to us prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm. Mr. Sciacca has a Masters Degree in Taxation from American University and a Bachelor of Science Degree in Business Administration from Georgetown University.
Hugh Foley, age fifty-four, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for our seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined us in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining us, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne. Mr. Foley has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in Business Administration from Villanova University.
Douglas H. Reece, age thirty-six, is our Vice President of Sales. Mr. Reece has been with us since November 2001 as Director of Sales and Marketing, and was promoted to Vice President of Sales on April 3, 2006. From October 1999 through November 2001, Mr. Reece worked for Veritas Corporation, a software company, and from August 1999 through September 1999, he was employed by Ernst & Young, LLP where he held various service, sales and operating positions. Mr. Reece has a Master Degree in International Transactions from George Mason University and a Bachelor of Arts in Political Science from West Virginia University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock, par value $0.24, is listed on the American Stock Exchange under the symbol “HX”.
At June 5, 2006, there were approximately 199 holders of record of our common stock as reported by our transfer agent and approximately 399 beneficial holders.
The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2006		Fiscal Year 2005
Fiscal Quarter	High	Low	High	Low
April — June	$4.39	$3.60	$4.80	$4.04
July — Sept.	4.31	3.40	5.16	3.90
Oct. — Dec.	3.85	2.95	6.05	4.45
Jan. — March	3.50	2.90	6.01	4.17
On June 5, 2006, the closing price of our common stock on the American Stock Exchange was $2.75.
We did not declare a cash dividend in either fiscal year 2006 or 2005, and there is no assurance we will do so in future periods. Our revolving credit loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the bank. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings, for use in the operation and expansion of our business and do not anticipate paying any cash dividend in the future.
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plan information.

Item 6. Selected Financial Data
The following table includes selected financial data of Halifax. Our Company’s selected consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. This historical selected financial data gives effect to the sale of our secure network services business on June 30, 2005. As a result of the sale of the secure network services business, the results of the secure network services operations for all periods presented have been classified as discontinued operations.

	Years Ended March 31,
(Amounts in thousands, except share data)	2006(1)	2005(1)	2004(2)	2003(1)	2002
Revenues – continuing operations	$54,911	$48,426	$40,056	$38,974	$42,249

(Loss) income from continuing operations	(4,487)	(2,789)	3,493	(122)	36
Discontinued operations	310	1,378	735	770	266
Gain on sale of discontinued operations	5,713	—	—	—	—

Net income (loss)	$1,536	$(1,411)	$4,228	$648	$302

Income(loss) per common share – basic
Continuing operations	$(1.41)	$(.92)	$1.32	$(.05)	$.02
Discontinued operations	.09	.46	.28	.35	.12
Gain on sale of discontinued operations	1.80	—	—	—	—

	$.48	$(.46)	$1.60	$.30	$.14

Income (loss) per common share – diluted
Continuing operations	$(1.41)	$(.92)	$1.27	$(.05)	$.02
Discontinued operations	.09	.46	.27	.35	.12
Gain on sale of discontinued operations	1.80	—	—	—	—

	$.48	$(.46)	$1.54	$.30	$.14

Weighted average number of shares outstanding
Basic	3,173,795	3,043,465	2,638,345	2,175,781	2,100,321
Diluted	3,188,082	3,094,922	2,787,656	2,212,360	2,106,478

Dividends per common share	$—	$—	$—	$—	$—

	At March 31,
	2006	2005	2004	2003	2002
Total Assets	$27,409	$33,750	$26,491	$17,981	$20,845

Long-term obligations	$8,263	$12,144	$9,983	$10,138	$11,295

(1)	No effect is given to dilutive securities for loss periods.

(2)	See Note 11 to the consolidated financial statements for discussion of deferred tax benefit.

(3)	We completed the acquisitions during fiscal years ended 2005 and 2004, which affects the comparability of selected financial data. See Note 4 for the AlphaNational Acquisition, which occurred on September 30, 2004, and Microserv, Inc., which occurred on August 29, 2003.

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
On June 30, 2005, we sold our secure network services business. We undertook this sale to leverage the valuations in federal government properties and to enable us to focus our resources and management on our core business of high availability maintenance services and technology deployment and integration services. The proceeds from this transaction were used to pay down outstanding indebtedness and provide working capital. The sale of the secure network services business has improved our balance sheet. See “- Sale of secure network services business” for more information.
We offer a growing list of services to businesses, global service providers, governmental agencies and other organizations. Our services are customized to meet each customer’s needs providing 7x24x365 service, personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexible services we offer to our customers enable us to tailor solutions to obtain maximum efficiencies within their budgeting constraints.
On September 30, 2004, we acquired 100% of the outstanding capital stock of AlphaNational in a merger transaction, for total consideration of approximately $2.4 million, excluding the contingent earn out payment described below. We acquired AlphaNational to increase our geographic coverage, expand the depth of management and increase the breadth of our product serviceability. AlphaNational is an enterprise maintenance solutions company providing services to a national market place. The merger consideration was comprised of cash in an amount equal to $200,000 and notes in principal amount of $168,000 (after adjustment) with an interest rate of 6% per annum with a term of 18 months, liabilities assumed of approximately $623,000, and 235,294 shares of our common stock having an aggregate value of $1.03 million based upon a price of $4.38 and fees and other related costs of approximately $379,000. The notes and accrued interest were paid in April, 2006.
As a result of the sale of our secure network business during fiscal year 2006, we utilized approximately $6.5 million of our net operating loss carryforward. At March 31, 2006 the remaining net operating loss carryforward was approximately $2.4 million.
We incurred an operating loss for year ended March 31, 2006, primarily as a result of the costs incurred related to a large nation-wide enterprise maintenance contract and a charge for impairment of goodwill. The cost to service the large nation-wide enterprise maintenance contract, including parts, labor and certain unanticipated service delivery costs exceeded our estimates when pricing the contract. These costs were comprised of procurement and consumption of inventory, freight costs, increases in overtime and higher than anticipated usage of subcontractors. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor financial performance of this contract and operating results for the year ended March 31, 2006 and 2005. The contract was terminated on April 30, 2006.
Services revenues includes monthly recurring fixed unit-price contracts as well as time-and-material contracts. Revenues related to the fixed-price service agreements are recognized ratably over the lives of the agreements. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. Losses on contracts, if any, are recognized in the period in which the losses become determinable.
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred. See ”Risk Factors – We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.”

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
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2006 operating results reflect the impact of this challenging environment. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. It has been our experience that longevity and quality of service may have little influence in the customer decision making process.
Consolidated Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Consolidated Results of Operations for the fiscal years ended March 31, 2006, 2005 and 2004 and financial condition as of March 31, 2006 and 2005. We operate as a single business segment, whereby we provide high availability maintenance services, and technology deployment and integration for commercial and governmental clients. As a result of the sale of secure network services business on June 30, 2005, the results of operations related to the secure network services business have been classified as discontinued operations for all periods presented.

	Years Ended March 31,
(Amounts in thousands except share data)
Results of Operations	2006	2005	Change	%	2005	2004	Change	%
Revenues	$54,911	$48,426	$6,485	13%	$48,426	$40,056	$8,370	21%

Costs of services	51,211	46,530	4,681	10%	46,530	35,323	11,207	32%

Percent of revenues	93%	96%			96%	88%

Gross Margin	3,700	1,896	1,804	95%	1,896	4,733	(2,837)	-60%
Percent of revenues	7%	4%			4%	12%

Selling	1,411	1,771	(360)	-20%	1,771	1,788	(17)	-1%
Percent of revenues	3%	4%			4%	4%

General and administrative	3,621	3,725	(104)	-3%	3,725	3,086	639	21%
Percent of revenues	7%	8%			8%	8%

Abandonment of lease	—	179	(179)	N/M	179	—	179	N/M
Loss on terminated contracts	144	—	144	N/M	—	—	—	—
Goodwill impairment	3,211	—	3,211	N/M	—	—	—	—

Total operating expenses	8,387	5,675	2,712	48%	5,675	4,874	801	16%

Percent of Revenues	15%	12%			12%	12%

Operating (loss) income	(4,687)	(3,779)	(908)	24%	(3,779)	(141)	(3,638)	2,580%
Percent of revenues	-9%	-8%			-8%

Interest expense	583	663	(80)	-12%	663	591	72	12%

Other income	(6)	—	6	—	—	(15)	15	—

Loss before taxes	(5,264)	(4,442)	(822)	19%	(4,442)	(717)	(3,725)	-520%

Income tax (benefit) expense	(777)	(1,653)	876	-53%	(1,653)	(4,210)	2,557	-61%

(Loss) income from continuing operations	(4,487)	(2,789)	(1,698)	61%	(2,789)	3,493	(6,282)	-180%

Income from discontinued operations -net of taxes	310	1,378	(1,068)	-78%	1,378	735	643	87%

Gain on sale of discontinued operations – net of taxes	5,713	—	5,713	N/M	—	—	—	—

Net income (loss)	$1,536	$(1,411)	$2,947	208%	$(1,411)	$4,228	$(5,639)	N/M

Earnings (loss) per share – basic
Continuing operations	$(1.41)	$(.92)			$(.92)	$1.32
Discontinued operations	.09	.46			.46	.28
Gain on sale of discontinued Operations	1.80	—			—	—

	$.48	$(.46)			$(.46)	$1.60

Earnings (loss) per share – diluted
Continuing operations	$(1.41)	$(.92)			$(.92)	$1.27
Discontinued operations	.09	.46			.46	.27
Gain on sale of discontinued Operations	1.80	—			—	—

	$.48	$(.46)			$(.46)	$1.54

N/M = not meaningful

Revenues
Revenues are generated from the sale of high availability enterprise maintenance services and technology deployment (consisting of professional services, seat management and deployment services, and product sales). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the service period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer.
The components of revenues are as follows:

(Amounts in thousands)				March 31,
	2006	2005	Change	%	2005	2004	Change	%
Revenues:

Services	$51,533	$45,718	$5,815	11%	$45,718	$34,509	$11,209	32%

Product held for resale	3,378	2,708	670	25%	2,708	5,547	(2,839)	-51%

Total revenues	$54,911	$48,426	$6,485	13%	$48,426	$40,056	$8,370	21%

Total revenues increased 13%, or $6.5 million, during fiscal year 2006, to $54.9 million compared to $48.4 million in fiscal year 2005. During fiscal year 2006, we experienced growth in our high availability maintenance services as a result of the start-up of several new contracts with services revenues increasing 11%, from $45.7 million in fiscal year 2005 to $51.5 million in fiscal year 2006. Product held for resale increased from $2.7 million in fiscal year 2005 to $3.4 million in fiscal year 2006 due to several large one -time orders. In addition, the revenues from the AlphaNational acquisition, which was completed on September 30, 2004, was included for the full year in fiscal year 2006 and in revenues in fiscal year 2005 from October 1, 2004.
Fiscal year 2005 total revenues increased 21%, or $8.4 million, to $48.4 million for fiscal year 2005 compared to $40.1 million in fiscal year 2004. We experienced an increase in our high availability maintenance services and technology deployment revenue of 32%, primarily due to the start up of a large nation-wide enterprise maintenance contract and the inclusion of the revenues from AlphaNational in our fiscal year 2005 revenues. Product held for resale decreased by $2.8 million, or 51%, during fiscal year 2005 to $2.7 million compared to $5.5 million in 2004. The decrease in product held for resale in fiscal year 2005 was the result of intense competition in the product marketplace, a declining rate of orders and lower margins.
In fiscal year 2007, we expect our services revenues to decrease as a result of the termination of a large nation-wide enterprise maintenance contract which was not profitable and continued reductions in our product held for resale revenues due to on-going price competition. We expect the product trends to continue downward with many of the new products being offered at lower prices and with significantly lower margins.
Cost of Services
Included within cost of services are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase in fiscal year 2007, however, with the termination of an unprofitable large nation-wide enterprise maintenance contract, we anticipate our over all costs to deliver services will decline.
On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volume increases, these costs as a percentage of revenues increase, generating a negative impact to profit margins.
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

Cost of services consists of the following components:

(Amounts in thousands)				March 31,
	2006	2005	Change	%	2005	2004	Change	%
Services delivery and support	$42,913	$38,767	$4,146	11%	$38,767	$26,393	$12,374	47%

Product held for resale	3,126	2,494	632	25%	2,494	5,151	(2,657)	-52%

Total direct costs	46,039	41,261	4,778	12%	41,261	31,544	9,717	31%

Indirect costs	5,172	5,269	(97)	-2%	5,269	3,779	1,490	39%

Cost of services	$51,211	$46,530	$4,681	10%	$46,530	$35,323	$11,207	32%

Cost of services increased 10% in fiscal year 2006, from $46.5 million in fiscal 2005 to $51.2 million in fiscal year 2006 due to increased cost to deliver our services and increased product costs as result of increased revenues. Costs of services also increased 32% in fiscal year 2005, from $35.3 million in fiscal year 2004 to $46.5 million in fiscal year 2005 due to the start up of the large nation-wide, enterprise maintenance contract and the costs associated with the AlphaNational acquisition discussed above.
During fiscal year 2006, our cost of services, delivery and support increased 11%, or $4.1 million, to $42.9 million in fiscal year 2006 from $38.8 million in fiscal year 2005. This increase was partially due to an increase in salaries, overtime, and subcontracted services, and the inclusion of AlphaNational in our operations for the entire year in fiscal year 2006. In addition, the increase in services delivery and support was related to the costs associated with a large nation-wide enterprise maintenance contract that was unprofitable. Other increased costs that are initially incurred at the start of a new contract that are difficult to measure, such as increased repair times due to becoming familiar with new product sets and higher call volumes which are inherent when one switches service providers, normally decrease over time and result in savings over the term of the contract. The anticipated decrease in costs did not materialize. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor performance on this contract and operating results for the fiscal year.
During fiscal year 2005, our cost of services delivery and support increased by $12.4 million from $26.4 million during fiscal year 2004 to $38.8 million in fiscal year 2005. The increase in the cost of services delivery and support was primarily related to the startup of a large, nation-wide, enterprise maintenance contract, from which we incurred an operating loss. After the successful implementation of the initial phase, the remaining roll out schedule was accelerated. The costs associated with the accelerated roll out and certain unanticipated delivery costs were comprised of inventory, freight, costs to stage the inventory where strategically necessary, increased overtime and higher than anticipated usage of sub-contractors that exceeded our estimates. Additional costs were also incurred as a result of the integration related to the acquisition of Alpha National which was acquired on September 30, 2004.
During fiscal year 2006 and 2005, we continued to see pressure on gross margins on product held for resale due to the competitively priced product market experienced during these periods. The costs of product held for resale increased 25%, to $3.1 million in fiscal year 2006 from $2.5 million in fiscal year 2005, primarily as a result of increased revenues. During fiscal year 2005, the cost of product held for resale decreased $2.6 million to $2.5 million from $5.1 million in fiscal year 2004 due to decreased revenue. The gross margin on product held for resale was $252,000 or 7.4% in fiscal year 2006, $214,000, or 8.0% in fiscal year 2005, and $396,000, or 7.1% in fiscal year 2004.
Total direct costs during fiscal year 2006 increased $4.8 million, or 12%, from $41.3 million in fiscal year 2005 to $46.0 million in fiscal year 2006, as result of the increase in services delivery and support and increases in costs related to product held for resale.
Total direct costs for fiscal year 2005 increased by approximately $9.7 million, or 31%, to $41.3 million. As discussed above, the increase in direct costs was due to increases in salaries and overtime costs related to the large, nation-wide, enterprise maintenance contract, partially offset by lower cost in product held for resale as a result of lower revenue volumes in fiscal year 2005 as compared to fiscal year 2004.

Indirect costs include costs related to operating our call center, logistics, dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs decreased $97,000 from $5.3 million in fiscal year 2005 to $5.2 million for fiscal year 2006, a 2% decrease. The decrease in indirect costs was attributable to cost containment actions undertaken during the year.
During fiscal year 2005, indirect costs increased by $1.5 million, or 39%, from $3.8 million in fiscal year 2004 to $5.3 million in fiscal year 2005. The increase in indirect costs was attributable to several factors including the integration of AlphaNational with its related occupancy and associated payroll costs, and increases in travel, telecommunications and business insurance.
Gross Margin
Fiscal year 2006 and 2005, gross margins were negatively affected by the increase in costs discussed above.
Our fiscal year 2006 gross margin reflected the economic and competitive challenges we faced. As a percent of revenues, the gross margin percent was 7% for fiscal year 2006, 4% for fiscal year 2005 and 12% for fiscal year 2004, respectively. Although gross margins improved in fiscal year 2006, when compared to fiscal years 2005, our gross margins were negatively affected by continued higher than anticipated expenses associated with a large, nation-wide, enterprise maintenance contract. The reduction in gross margins in fiscal year 2005 compared to fiscal year 2004, was the result of initial start up costs associated with the commencement of a the large, nation-wide, enterprise maintenance contract, higher delivery costs on new business, increases in our allowance for inventory obsolescence and continued industry wide pricing pressures. Gross margins improved $1.8 million, or 95%, from fiscal year 2005 as compared to fiscal year 2006, primarily as a result of increases in revenue and improved profitability on existing contracts, however gross margins were negatively affected by the costs to deliver services on the large, nation-wide, enterprise maintenance contact. Gross margins decreased 60%, or $2.8 million in fiscal year 2005 when compared to fiscal year 2004. The decrease in gross margin in fiscal year 2005 was primarily related to the expenses associated with losses on a large, nationwide, enterprise maintenance contract. This contract was terminated on April 30, 2006.
We continue to work to increase revenues, continue in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive. We expect that the continued shift from product held for resale towards long-term service contracts will have a positive effect on our gross margins over the long term, and for such margins to improve as we continue to increase our enterprise maintenance solutions base.
Selling Expenses
Selling expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales. Selling expenses decreased $360,000 or 20%, from $1.8 million in fiscal year 2005 to $1.4 million in fiscal year 2006, primarily related to decreases in personnel costs and commissions and curtailed marketing efforts.
For fiscal year 2005 and 2004, selling expense was $1.8 million.
General and Administrative Expenses
General and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive, accounting, contract administration, professional services, such as legal and audit, business insurance, occupancy and other costs.
General and administrative expense decreased $104,000, or 3%, in fiscal year 2006, compared to fiscal year 2005. This decrease was a result of cost control efforts, including employment actions, and staff reductions, as a result of the sale of our secure network services business.
During fiscal year 2005, general and administrative expenses increased $600,000, or 21%, from $3.1 million in fiscal year 2004 to $3.7 million in fiscal year 2005. The increase in general and administrative expense was the result of several factors, including increases in payroll and fringe benefits, outside services including legal, audit and professional fees, increases in occupancy costs related to the acquisition of AlphaNational, telecommunications expense, and depreciation expenses as a result of improvements made to our IT infrastructure.

In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with complying with new Securities and Exchange Commission regulations and the American Stock Exchange requirements may increase general and administrative expenses which will have a negative impact on our earnings in fiscal year 2007 and future periods.
Goodwill Impairment
Due to the sale of our secure network services business as well as losses resulting from continuing operations, we tested goodwill for impairment in advance of our annual testing date. We tested our goodwill for impairment in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The resulting impairment loss was determined based on the applicable valuation methods, including the income and market approaches. We completed our test for impairment and recorded a $3.2 million non-cash charge for the impairment of goodwill. The charge is reflected as a component of operating loss in the accompanying consolidated statement of operations.
Severance Costs and Abandonment of Facilities
During the year ended March 31, 2006, we recorded severance costs for employees working on several contracts that expired of approximately $144,000.
In conjunction with the acquisition of AlphaNational we conducted a review of our facility requirement and determined that after the completion of the acquisition we would have excess space. During September 2004, we recorded a charge for abandonment of facility of approximately $179,000 related to the sub-leasing of rental office space. We leased the excess space effective October 1, 2004. The abandonment charge was net of minimum sub-lease rents of approximately $334,000.
Operating Loss
With the sale of our secure network services business, the financial operations of that business were recorded as discontinued operations for the year ended March 31, 2006, and, as a result, we incurred an operating loss of $4.7 million compared to an operating loss of $3.8 million for the year ended March 31, 2005. The operating loss for fiscal year 2006 was the result of on-going losses in connection with the performance of an unprofitable large nation-wide enterprise maintenance contract, which was terminated in April 2006, severance costs, and an impairment charge for goodwill.
We incurred an operating loss of $141,000 in fiscal year 2004 compared an operating loss of $3.8 million in fiscal year 2005. The operating loss in fiscal year 2005 was primarily due to the losses incurred on the large, nation-wide, enterprise maintenance contract previously discussed, increases in our allowance for inventory obsolescence and the abandonment of certain office space.
Interest Expense
Interest expense decreased 12% from $663,000 in fiscal year 2005 to $583,000 in fiscal year 2006 due to slightly lower monthly borrowing activities compared to fiscal year 2005.
During fiscal year 2005, interest expense increased from $591,000 in fiscal year 2004 to $663,000 in fiscal year 2005, due to increased borrowings.
Income Taxes
During fiscal year 2006, we recorded an income tax benefit of $777,000 compared to an income tax benefit of $1.7 million in fiscal year 2005.
For fiscal year 2005, we recorded a tax benefit of $1.7 million and taxes expense for discontinued operations of $900,000.
We recorded a $4.2 million income tax benefit in fiscal year 2004 and related deferred tax asset. We believe that it was appropriate to record the deferred tax asset based upon our estimates of future profitability. The tax benefit consists of the realization of the tax benefits for timing differences for financial reporting and income tax purposes. The components of the tax benefit are primarily the net operating loss carryforward, allowances for doubtful accounts, inventory obsolescence reserves and depreciation and amortization expense. At March 31, 2006, the deferred tax asset was approximately $2.2 million. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets.
Discontinued Operations
As a result of the sale of the secure networks services business, the results of operations of such business have been classified as discontinued operations for fiscal years 2006, 2005, and 2004. Income from discontinued operations was $310,000, $1.4 million and $735,000, for fiscal years 2006, 2005 and 2004, respectively.
Gain on Sale of Discontinued Operations
We completed the sale of our secure network services business on June 30, 2005. As a requirement of the sale of our secure network services business, we deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of a key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, we have recorded a gain on the sale of discontinued operations, net of taxes of $3.6 million, of approximately $5.7 million.
Net Income (loss)
As a result of income from discontinued operations and the gain on the sale of discontinued operations partially offset by the loss from continuing operations, we reported net income of $1.5 million for fiscal year 2006 or, earnings per share of $.48 basic and diluted. As discussed above the principal reasons for the loss from continuing operations were the losses incurred on a long-term, nation-wide, enterprise maintenance contract, charge for impairment of goodwill and severance related costs.
For fiscal year 2005, we recorded a net loss of $1.4 million compared to net income for fiscal year 2004 of $4.2 million. The net loss per share, for fiscal year ended March 31, 2005 was $(.46) basic and diluted compared to earnings per share of $1.60 and $1.54 basic and diluted for fiscal year ended March 31, 2004, respectively. As discussed above, the primary reasons for the loss in fiscal year 2005 were the costs incurred on a long-term, nation-wide, enterprise maintenance contract, increases in our allowance for inventory obsolescence, and the abandonment of certain office space.
Depreciation and Amortization
Depreciation and amortization was $1.1 million, $1.2 million, and $762,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. During fiscal year 2006, depreciation and amortization decreased approximately $100,000 compared to fiscal year 2005. The decrease in 2006 was the result of lower depreciation expense, offset by higher amortization of intangibles as a result of the inclusion of AlphaNational for the entire fiscal year. During fiscal year 2005, depreciation and amortization expense increased $397,000 compared to fiscal year 2004. Increase depreciation and amortization of intangible assets was a result of the Microserv and AlphaNational acquisitions, and increased depreciation as a result of upgrading our information systems and technology. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.
Sale of Secure Network Services Business
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately $608,000 for total consideration of approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to us. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to us. Accordingly, $625,000 of the original escrow amount remains in escrow as security for the payment of our indemnification obligations pursuant to the asset purchase agreement. If there are no such obligations, these funds will be released to us eighteen (18) months following the date of closing, or December 30, 2006.

The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties required updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of March 31, 2006 we are not aware of any claims associated with the remaining escrow.
The secure network services business comprised approximately $3.0 million, or 5%, $13.6 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2006, 2005 and 2004 and represented 9% of the Company’s assets at March 31, 2005.
As a result of receiving notification that the key contract had been novated, we recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $5.7 million (net of income taxes of approximately $3.6 million). As a result of the sale of the secure network services business, we utilized a portion of its net operating loss carryforward of approximately $6.5 million in fiscal year ended March 31, 2006 and has reduced our deferred tax asset accordingly.
Liquidity and Capital Resources
As of March 31, 2006, we had approximately $400,000 of cash on hand. Sources of our cash in fiscal 2006 have been from cash generated from the sale of our secure network services business and our revolving credit facility.
We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we intend on reducing our indebtedness. With a portion of the proceeds received from the sale of the secure network services business, we repaid the following:
•	$400,000 principal amount of our 7% convertible subordinated debentures;

•	$500,000 principal amount of our 8% promissory notes dated October 8, 1998;

•	$500,000 principal amount of our 8% promissory notes dated October 13, 1998;

•	$100,000 accrued interest on our 7% convertible subordinated debentures, and 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998;

•	$494,000 principal amount on our notes issued to former Microserv shareholders; and

•	$250,000 earn out to the former Microserv Shareholders.
The remainder of the proceeds were used for working capital purposes and to reduce our bank debt.
We anticipate that our primary sources of liquidity in fiscal 2007 will be cash generated from operations and cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
Although we have no definite plans to undertake any future debt or equity financing, we will continue to evaluate all potential funding alternatives. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured credit facilities. There can be no assurances that additional funds will be available to us on acceptable terms or the timing thereof.
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Risk Factors.”
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

We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. See the discussion below including the “Contractual Obligations” table. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. We believe that our available funds, together with our existing revolving credit facility, will be adequate to satisfy our current and planned operations for at least through fiscal year 2007.
The table below reflects our liquidity and capital resources.

Liquidity and Capital Resources (Amounts in thousands)	2006	2005	2004
Cash balance at March 31	$400	$1,264	$430

Working capital at March 31	$9,674	$8,474	$7,653

Net cash (used in) provided by operating activities	$(8,138)	$687	$(120)

Net cash provided by (used in) investment activities	$11,751	$(1,671)	$(1,078)

Net cash (used in) provided by financing activities	$(4,477)	$1,818	$1,060

At March 31, 2006, we had working capital of $9.7 million compared to working capital of $8.4 million at March 31, 2005. The current ratio was 1.87 at March 31, 2006 compared to 1.56 at March 31, 2005. The increase in working capital was primarily attributable to the reclassification of a portion of the deferred tax asset from long term to current as a result of the sale of our secure network services business described elsewhere.
On June 30, 2005 we sold our secure network services business for $12.5 million. The gain on the sale of the business was $5.7 million net of taxes and fees. The net cash after taxes and fees was approximately $10.0 million. The proceeds were used to reduce debt and provide working capital.
A summary of future minimum lease payments is set forth below and in Note 12 to the consolidated financial statements.
Capital expenditures in fiscal year 2006 were $588,000, including $186,000 purchased under a capital lease, and in fiscal year 2005 were $833,000. We anticipate fiscal year 2007 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On June 29, 2005, we and our subsidiaries amended and restated our Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank to extend the maturity date to June 30, 2007 and revise the covenants as more fully described in the revolving credit agreement. The amount available under the revolving credit agreement is $12.0 million. As of March 31, 2006, $6.9 million was outstanding under the revolving credit agreement. The amount outstanding under the revolving credit agreement bears interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. The interest rate at March 31, 2006 was 8.0%.
The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i)maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, and (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the revolving credit agreement.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that the financial condition of us or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the revolving credit agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becomes insolvent, (iii) the suspension of business, or commission of an act amounting to business failure by us or any Other Obligor, and (iv) a change in more than 25% of the ownership of us without the prior written consent of Provident Bank. Upon an event of default, the lender may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against us or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of the our obligations (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to us and stop and retract the making of any advances which we may have requested, and (vii) reduce the maximum amount we are permitted to borrow under the revolving credit agreement. Provident Bank is also authorized, upon a default, but without prior notice to or demand upon us and without prior opportunity of us to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect, to obtain possession of any of the collateral.
At March 31, 2006, we were in compliance with the financial covenants contained in our revolving credit agreement. There is no assurance we will be in compliance in the future, or if not in compliance, that the bank will waive any future non-compliance with the covenants.
If our customer base were to remain constant, we expect to have approximately $5.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, our borrowing availability may be less since we are generally required to invest significant funds in initial start-up situations.
The revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on our subordinated debt, which is not paid until we obtain a waiver from the bank.
In connection with the acquisition of AlphaNational, we issued notes to the former AlphaNational shareholders in the aggregate amount of $500,000, which bares interest at 6%. Based upon final adjustments to the September 30, 2004 closing balance sheet, the aggregate balance of the notes was reduced to $168,000. The notes matured on March 31, 2006. Interest was payable quarterly and in arrears. The principal amount of the notes plus accrued interest were paid in full on April 17, 2006.
In addition, in the acquisition of AlphaNational, we assumed the outstanding balance of AlphaNational notes payable to a financial institution of approximately $474,000. These notes were paid in full on November 8, 2004.
On August 29, 2003, we acquired 100% of the common stock of Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration included cash of $360,000, 5% notes payable of $494,000, and 442,078 shares of restricted common stock valued at $4.23, or $1.87 million and fees and related costs of approximately $575,000. Concurrent with the amendment of the revolving credit agreement, we requested and received consent from Provident Bank to pay the notes in full on July 13, 2005 and repaid the notes.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are our affiliates, totaled $1.0 million at March 31, 2006 and $2.4 million at March 31, 2005. Pursuant to a subordination agreement between Provident Bank and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Provident Bank.
If any act of default occurs, the principal and interest due under the 8% promissory notes will be due and payable immediately without any action on behalf of the note holders. If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.

On June 29, 2005, we amended our 8% promissory notes to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of the revolving credit agreement. The holders of our 8% promissory notes also waived any rights they had regarding the acceleration of such notes and debentures and any notice which may have been required to be given by us of an event of default under the notes or debentures which may have arisen or occurred prior to June 29, 2005.
During fiscal years 2006 and 2005, Provident Bank approved, and we made payments totaling $100,000 and $300,000, respectively, for accrued interest on the subordinated debt. Interest payable to the affiliates was approximately $100,000 at March 31, 2006 and 2005, respectively.
Concurrent with the amendment and restatement of our revolving credit agreement, we received consent from Provident Bank to pay an aggregate principal amount of $1.4 million and aggregate accrued interest amount of $100,000 on the 7% convertible subordinated debentures and 8% promissory notes. We used a portion of the proceeds from the sale of the secure network services business to pay the entire principal amount of the 7% convertible subordinated debentures and the principal amount of the 8% promissory notes dated October 8, 1998 and October 13, 1998. After giving effect to these payments we owe $1.0 million in an aggregate principal amount to the holders of the 8% promissory notes.
The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments.

(Amounts in thousands)
Year ended	Bank Line of	Other	Consulting	Operating
March 31,	Credit	Debt (1) (2) (3) (4)	Commitment (5)	Leases	Total
Less than 1 year	$—	$202	$50	$1,514	$1,766
1 to 3 years	6,891	1,071	100	1,908	9,970
3 to 5 years	—	83	—	387	470
More than 5 years	—	—	—	—	—

Total	$6,891	$1,356	$150	$3,809	$12,206

(1)	At March 31, 2006, affiliates (See Note 13 to the consolidated financial statements), held in the aggregate $500,000, and $500,000 face amount of our 8% subordinated notes dated November 2, 1998 and November 5, 1998, respectively, in the aggregate principal amount of $1.0 million. These notes are subordinate to our revolving credit agreement and we cannot make principal or interest payments on such notes without the consent of Provident Bank. The balance of our subordinated notes at March 31, 2006 was $1.0 million.

(2)	In conjunction with the acquisition of AlphaNational, we issued notes totaling $168,000 to the former AlphaNational shareholders. These notes carried interest at the rate of 6% and matured on March 31, 2006 and were paid in full on April 17, 2006.

(3)	We are obligated under a capitalized lease for phone equipment with a term of sixty months. The note carries interest of 8%. The balance of the note on March 31, 2006 was $185,000.

(4)	We have a note with an automobile manufacturer. The note has a term of 48 months with an interest rate of 0.0%. The balance on the note at March 31, 2006, was $3,000.

(5)	We have a consulting advisory service commitment with a former Chief Executive Officer of the Company. From April 1, 1999 through March 31, 2009, we are to pay the former Chief Executive Officer $50,000 per year for consulting services.
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
Application of Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements as they affect the updated amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserves, allowances for doubtful accounts, which impact cost of sales and gross margin, the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, depreciation of property and equipment, income taxes and valuation allowances. We discuss these policies further below, as well as the estimates and management’s judgments involved. We also have other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenues, as well as policies governing the estimate of the useful life of our property and equipment. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying value of assets and liabilities not readily apparent from other sources. We believe that the estimates and judgments generally required by these policies are not as difficult or subjective and are less likely to have a material impact on our reported results of operations for a given period.
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
Provisions for loss contracts, if any, are recognized in the period in which they become determinable.
Inventory Valuation Reserves
We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve ranged from 12% to 25% of inventory. Based upon our historical experience, the charge for fiscal year 2007 is budgeted to be approximately $300,000, or 3.0% to 5.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $67,000. Due to economic uncertainties and the dramatic decreases in the cost for computing equipment, we increased our reserve for inventory obsolescence. The amount charged to expense for reserve for inventory obsolescence was approximately $318,000 in fiscal year 2006, compared to $1.0 million in fiscal year 2005.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. Our estimate of bad debt expense is approximately .01% of annual revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $50,000. Over the past three years bad debts expense represented approximately .01% to 1.4% of revenues.
Goodwill and Other Intangible Assets
We have adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but will continue to amortize other acquisition related costs. During fiscal year 2006, amortization of acquisition related intangibles was $344,000, up from $228,000 in fiscal year 2005. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.
Our impairment review is based on the applicable valuation methods, including the income and market approaches. Halifax has been designated as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenues and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.
In December 2005, an assessment of goodwill and intangible assets was conducted to test for impairment, and we concluded that there was an impairment of goodwill. Accordingly, we recorded a charge to operations of $3.2 million for impairment of goodwill during the third quarter of the fiscal year ended March 31, 2006.
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
Income Taxes and Valuation Allowance
Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, including estimates of future profitability, that a valuation allowance is not necessary. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will not be realized, this would have a significant negative effect on net income.
Results of Operations and Forward Looking Statements
Our other results of operations and other forward looking statements contained herein involve a number of risks and uncertainties; in particular, plans to cultivate new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization, and potential future impairment of goodwill. In addition to the factors discussed above, other factors that could cause actual results to differ materially include but are not limited to the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory values.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”) . SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
In December 2004, FASB issued SFAS No. 123R “Share-based payments”, or SFAS No. 123R. SFAS No. 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. We will be required to adopt SFAS No. 123R on April 1, 2006. At March 31, 2006, there were unvested options to purchase 31,452 shares of common stock, and as a result, the Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations. Should the Company grant options in the future in excess of historical levels, this may result in material charges to future operations.
In November 2004, FASB issued SFAS No. “151 Inventory Costs” or SFAS No. 151. SFAS No. 151 amends the guidance of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as to require treatment as a current period charge in certain circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
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

The information below summarizes our sensitivity to market risks as of March 31, 2006. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains descriptions of our debt and should be read in conjunction with the table below.

Long-term debt (including current maturities)	Total Debt	Fair Value
	(Amounts in thousands)
Revolving credit agreement at the PRIME rate plus .75%, due June 30, 2007. Average interest rate of 5.0%.	$6,891	$6,891

8% subordinated notes from affiliate due July 1, 2007.	1,000	1,000

6% notes issued to former AlphaNational shareholders due March 31, 2006	168	168

Equipment under a capitalized lease, 8% interest, 60 month term	188	188

Total fixed rate debt	1,356	1,356

Total debt	$8,247	$8,247

At present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.
At March 31, 2006, we had $8.2 million of debt outstanding, of which $1.4 million bore fixed interest rates. If interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our operations.
During fiscal year 2006, we requested and received consent from Provident Bank to pay $1.4 million to the affiliates paying the $400,000 face amount of our 7% convertible subordinated debt, $500,000 and $500,000 face amounts of our 8% promissory notes in full. With the amendment of the revolving credit agreement the due date on the notes was extended to July 1, 2007. After giving effect to these payments, we owe $1.0 million in an aggregate principal amount to the holders of the 8% promissory notes.
On April 17, 2006, after receiving consent from Provident Bank, we repaid $168,000 in notes and accrued interest to the former AlphaNational shareholders.
We conduct a limited amount of business overseas, principally in Western Europe, and in Mexico and Canada. At the present, all transactions are billed and denominated in US dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Halifax Corporation
We have audited the accompanying consolidated balance sheets of Halifax Corporation and its subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation as of March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/Grant Thornton LLP
Vienna, Virginia
May 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Halifax Corporation
Alexandria, VA
We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Halifax Corporation and subsidiaries (the Company) for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Table of Contents under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 1 to the financial statements, effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
/s/Deloitte & Touche LLP
McLean, VA
June 14, 2004 (June 23, 2006 as to the effects of discontinued operations described in Note 12)

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Amounts in thousands except share and per share data)	2006	2005	2004
Revenues	$54,911	$48,426	$40,056

Operating costs and expenses	51,211	46,530	35,323

Gross margin	3,700	1,896	4,733

Selling and Marketing	1,411	1,771	1,788

General and administrative	3,621	3,725	3,086
Abandonment of lease	—	179	—

Severance costs	144	—	—
Goodwill impairment	3,211	—	—

Operating loss	(4,687)	(3,779)	(141)

Interest expense	583	663	591
Other income	(6)	—	(15)

Loss before income taxes	(5,264)	(4,442)	(717)

Income tax benefit	(777)	(1,653)	(4,210)

(Loss) income from continuing operations	(4,487)	(2,789)	3,493

Income from discontinued operations (net of taxes of $163, $863, and $460, respectively)	310	1,378	735

Gain on sale of discontinued operations (net of tax of $3,609)	5,713	—	—

Net income (loss)	$1,536	$(1,411)	$4,228

Earnings (loss) per share – basic
Continuing operations	$(1.41)	$(.92)	$1.32
Discontinued operations	.09	.46	.28
Gain on sale of discontinued operations	1.80	—	—

	$.48	$(.46)	$1.60

Earnings (loss) per share – diluted
Continuing operations	$(1.41)	$(.92)	$1.27
Discontinued operations	.09	.46	.27
Gain on sale of discontinued operations	1.80	—	—

	$.48	$(.46)	$1.54

Weighted average number of common shares outstanding – Basic	3,173,795	3,043,465	2,638,345

Weighted average number of common shares outstanding – diluted	3,188,082	3,094,922	2,787,656

*	No effect is given to dilutive securities for loss periods.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005

	March 31,
(Amounts in thousands except share and per share data)	2006	2005
ASSETS

CURRENT ASSETS
Cash	$400	$1,264
Restricted cash	625	—
Trade accounts receivable, net	11,415	9,626
Inventory, net	6,363	5,600
Prepaid expenses and other current assets	722	487
Deferred tax asset	1,332	3,814
Assets from discontinued operations	—	2,869

TOTAL CURRENT ASSETS	20,857	23,660

PROPERTY AND EQUIPMENT, net	1,381	1,581
GOODWILL	2,918	6,129
OTHER INTANGIBLE ASSETS, net	1,295	1,309
OTHER ASSETS	130	141
DEFERRED TAX ASSET	828	930

TOTAL ASSETS	$27,409	$33,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,975	$4,528
Accrued expenses	3,160	4,584
Deferred maintenance revenues	3,515	3,776
Current portion of long-term debt	34	17
Notes payable	168	662
Income taxes payable	331	—
Liabilities from discontinued operations	—	1,619

TOTAL CURRENT LIABILITIES	11,183	15,186

LONG-TERM BANK DEBT	6,891	9,463
OTHER LONG-TERM DEBT	154	3
SUBORDINATED DEBT – AFFILIATE	1,000	2,400
DEFERRED INCOME	218	278

TOTAL LIABILITIES	19,446	27,330

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 3,431,890 in 2006 and 3,427,640 in 2005
Outstanding - 3,175,206 in 2006 and 3,170,956 in 2005	828	827
Additional paid-in capital	9,017	9,011
Accumulated deficit	(1,670)	(3,206)
Less treasury stock at cost – 256,684 shares in 2006 and 2005	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	7,963	6,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,409	$33,750

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Amounts in thousands)	2006	2005	2004
Cash flows from operating activities:

Net income (loss)	$1,536	$(1,411)	$4,228

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain on sale of discontinued operations	(5,713)	—	—
Income from discontinued operations	(310)	(1,378)	(735)
Depreciation and amortization	1,081	1,159	762
Goodwill impairment	3,211	—	—
Deferred income taxes	(1,305)	(1,704)	(4,360)
Changes in assets and liabilities:
Increase in accounts receivable	(1,789)	(1,628)	(340)
(Increase) decrease in inventory	(763)	439	(353)
(Increase) decrease in prepaid expenses and other current assets	(235)	128	(320)
Decrease in other assets	11	14	30
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(1,977)	2,194	(662)
(Decrease) increase in deferred maintenance revenues	(261)	227	(66)
(Decrease) increase in deferred income	(60)	(59)	199
Income taxes payable	331	—	—

Net cash (used in) provided by continuing operations	(6,243)	(2,019)	(1,617)
Net cash (used in) provided by discontinued operations	(1,895)	2,706	1,497

Net cash flow (used) provided by operating activities	(8,138)	687	(120)

Cash flows from investing activities:
Purchase of property and equipment	(402)	(833)	(652)
Proceeds from sale of discontinued operations	13,057	—	—
Restricted cash	(625)	—	—
Payment for acquisitions (net of cash acquired)	(330)	(824)	(416)

Net cash provided by (used in) investing activities by continuing operations	11,700	(1,657)	(1,068)
Net cash flow provided by (used in) discontinued operations	51	(14)	(10)

Net cash flow provided by (used in) investing activities	11,751	(1,671)	(1,078)

Cash flows from financing activities:
Proceeds from debt borrowings	38,975	33,195	25,204
Repayments of debt	(41,547)	(31,461)	(23,699)
Retirement of subordinated debt- affiliate	(1,400)	—	(1,600)
Repayments of other debt	(18)	—	—
Retirement of acquisition debt	(494)	—	—
Proceeds from private placement	—	—	1,200
Costs associated with private placement	—	—	(45)
Proceeds from sale of stock upon exercise of stock options	7	84	—

Net cash (used in) provided by financing activities	(4,477)	1,818	1,060

Net (decrease) increase in cash	(864)	834	(138)
Cash at beginning of year	1,264	430	568

Cash at end of year	$400	$1,264	$430

See Note 16 for supplemental cash flow information.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004
(Amounts in thousands except share data)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total
March 31, 2003	2,433,047	$588	$5,016	$(6,023)	256,684	$(212)	$(631)

Net Income	—	—	—	4,228	—	—	4,228

Issuance of Common Stock	734,049	176	2,946	—	—	—	3,122

March 31, 2004	3,167,096	764	7,962	(1,795)	256,684	(212)	6,719

Net Loss	—	—	—	(1,411)	—	—	(1,411)

Issuance of Common Stock	260,544	63	1,049	—	—	—	1,112

March 31, 2005	3,427,640	827	9,011	(3,206)	256,684	(212)	6,420

Net Income				1,536			1,536

Issuance of Common Stock	4,250	1	6	—	—	—	7

March 31, 2006	3,431,890	$828	$9,017	$(1,670)	256,684	$(212)	$7,963

See notes to consolidated financial statements

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
Business Activity — Halifax Corporation (the “Company”) provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions and technology deployment and integration. The Company is headquartered in Alexandria, Virginia and has locations to support its operations located throughout the United States.
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
The Company routinely transfers receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the Company for the receivables by the transferee is equal to the Company’s carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.
Inventory — Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. These inventories are recorded on the consolidated balance sheets net of allowances for inventory valuation of $827,000 and $1.7 million at March 31, 2006 and 2005, respectively.
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets at March 31, 2006 and 2005.

Goodwill and Intangible Assets — Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually (see Note 5). Intangible assets that have finite useful lives are amortized over their useful lives.
Deferred Maintenance Revenues — Deferred maintenance revenues are derived from contracts for which customers are billed or pay in advance of services to be performed at a future date.
Revenue Recognition — Service revenues are derived from contracts with various commercial enterprises as well as from federal and state agencies. We recognize service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing of these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts are recognized upon the completion of both the delivery and installation. Product sales were $3.3 million, $2.7 million, and $5.5 million, with corresponding direct cost of product of $3.1 million, $2.5 million, and $5.1 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.
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
Stock-Based Compensation — The Company accounts for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Standards No. 148 (SFAS No.148), “Accounting for Stock-based Compensation — Transition of Disclosure.” Accordingly, no compensation expense has been recognized for our stock-based compensation plan. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the exercise price.
For purposes of proforma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. Consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, had compensation cost been determined based on the fair value of awards granted in fiscal years 2006, 2005 and 2004, the net income attributable to common shareholders would have been as follows:

	Year Ended March 31,
(Amounts in thousands except share data)	2006	2005	2004
Net income (loss) (as reported)	$1,536	$(1,411)	$4,228

Deduct: stock-based compensation expense determined under the fair value method, net of tax	(45)	(106)	(175)

Proforma net income (loss)	$1,491	$(1,517)	$4,053

Earnings (loss) per common share (as reported):
Basic	$.48	$(.46)	$1.60
Diluted	$.48	$(.46)	$1.54

Proforma earnings (loss) per common share:
Basic	$.47	$(.50)	$1.54
Diluted	$.47	$(.50)	$1.45
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
Concentration of Risk — The Company has a number of significant customers. The Company’s largest customer accounted for 20%, 20% and 22% of the Company’s revenues for the years ended March 31, 2006, 2005 and 2004, respectively. The Company’s five largest customers, collectively, accounted for 54%, 65%, and 67%, of revenues for the years ended March 31, 2006, 2005 and 2004, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.
Revenues from services from continuing operations rendered to the United States Government and the relative percentages of such revenues to total revenues for the fiscal years ended March 31, 2006, 2005 and 2004 were $823,000 (1%), $912,000 (2%), and $738,000 (1%).
Recent Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”) . SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.
In December 2004, FASB issued SFAS No. 123R “Share-based payments”, or SFAS No. 123R. SFAS No. 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such awards will be recognized over the period during which an employee is required to provide services in exchange for the award. We will be required to adopt SFAS No. 123R on April 1, 2006. At March 31, 2006, there were unvested options to purchase 31,452 shares of common stock, and as a result, the Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations. Should the Company grant options in the future in excess of historical levels, this may result in material charges to future operations.
In November 2004, FASB issued SFAS No. “151 Inventory Costs” or SFAS No. 151. SFAS No. 151 amends the guidance of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as to require treatment as a current period charge in certain circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations. Should the Company grant options in the future in excess of historical levels, this may result in material charges to future operations.

2. ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:	March 31,
(Amounts in thousands)	2006	2005
Amounts billed	$11,079	$9,531
Amounts unbilled	501	393

Total	11,580	9,924
Allowance for doubtful accounts	(165)	(298)

Total	$11,415	$9,626

3. PROPERTY AND EQUIPMENT

Property and equipment consists of:	March 31,		Estimated
(Amounts in thousands)	2006	2005	Useful Lives
Machinery and equipment	$2,746	$3,573	3-10 years
Furniture and fixtures	210	255	5 years
Building improvements	315	599	5-10 years
Vehicles	160	150	4 years

Total	3,431	4,577

Accumulated depreciation	(2,050)	(2,996)

Total	$1,381	$1,581

For the years ended March 31, 2006, 2005 and 2004, depreciation expense was $744,000, $931,000 and $681,000, respectively. Included in machinery and equipment at March 31, 2006 is equipment under a capital lease totaling approximately $186,000. There was no amortization expense related to the capital lease, as the lease was entered into on March 31, 2006.
4. ACQUISITIONS
Purchase of Contract
On December 1, 2005, the Company purchased a services contract for $330,000 from Technical Services and Support, Inc., (“TSSI”) In addition, the Company hired certain employees and subcontractors of TSSI. The entire cost was allocated to contract rights. The contract has a term of fifty-four months and the contract rights will be amortized over the remaining life of the contract.
AlphaNational acquisition
On September 30, 2004, the Company acquired 100% of the stock of AlphaNational Technology Services, Inc. (AlphaNational) for approximately $2.4 million. The consideration was cash of $200,000, notes payable of $168,000, after adjustment, and 235,294 shares of the Company’s common stock valued at $4.38 per share, or $1.03 million plus the assumption of certain liabilities of approximately $623,000. In addition direct acquisition costs were approximately $379,000. The principal amount of the notes plus accrued interest were paid in full on April 17, 2006.
Microserv acquisition
On August 29, 2003, the Company acquired 100% of the stock in Microserv, Inc. (Microserv) for approximately $3.3 million. The consideration was cash of $360,000, 5% notes payable of $494,000 and 442,078 shares of our stock valued at $4.23 per share, or $1.87 million and fees and related costs of approximately $575,000. Concurrent with the amendment of the revolving credit agreement (See Note 6), the Company received consent from the bank to repay the notes in full. The notes were paid in full on July 13, 2005.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a schedule of amortizable intangible assets as of March 31,

	Estimated
	Amortization	2006			2005
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets
Client master contracts	60-90	1,675	(440)	1,235	1,345	(196)	1,149
Backlog	48	96	(62)	34	96	(38)	58
Subcontractor provider network	36	64	(64)	—	64	(41)	23
Non compete	24-36	109	(83)	26	109	(30)	79

		$1,944	$(649)	$1,295	$1,614	$(305)	$1,309

On December 1, 2005, the Company purchased a services contract for $330,000. The contract rights are being amortized over the remaining life of 54 months. The weighted average estimated amortization period as of March 31, 2006 is 48 months.
For the fiscal year ended March 31, 2006 amortization of intangible assets was $344,000. Amortization expense for intangible assets was, $227,000, and $81,000 for the fiscal years ended March 31, 2005 and 2004, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2006 as follows:
     Fiscal Year ended March 31,

2007	$343
2008	297
2009	287
2010	216
2011	123
Thereafter	29

Total	$1,295

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions and other relevant factors.
Due to the sale of our secure network services business as well as losses resulting from continuing operations, the Company tested goodwill for impairment in advance of its annual testing date in accordance with SFAS No. 142. The resulting impairment loss was determined based on the applicable valuation methods, including the income and market approaches. The Company completed its test for impairment and recorded a $3.2 million non-cash charge for the impairment of goodwill during the third quarter of the fiscal year ended March 31, 2006. The charge was reflected as a component of operating loss in the accompanying consolidated statement of operations.

6. LONG-TERM DEBT
The Company was in compliance with the covenants of its revolving credit agreement at March 31, 2006. On June 29, 2005, the Company and its lender amended the agreement, modifying the covenants and extending the maturity of date to June 30, 2007. The Company believes that it will be in compliance with its amended revolving credit agreement prospectively.

	March 31,
	(Amounts in thousands)
Long-term debt consists of:	2006	2005
Revolving credit agreement dated June 29, 2005 maturing June 30, 2007 with a maximum borrowing limit of $12.0 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2006 and 2005, $5.1 million and $2.6 million, respectively, was available to the Company under the terms of the agreement. The facility bears interest at the bank’s prime rate plus 3/4%. The interest rate at March 31, 2006 and 2005 was 7.75% and 5.75%, respectively.

Total bank debt	$6,891	$9,463

7% Convertible subordinated debenture with an affiliate (see Note 13) dated January 27, 1998. Principal due in full on July 1, 2007. Interest payable semiannually in arrears beginning August 1, 1998. Convertible to common stock by note holder at any time at a conversion price of $3.19 per common share. During the year ended March 31, 2006 the notes were paid in full.	—	400

Subordinated note with an affiliate (see Note 13) dated October 8, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%. During the year ended March 31, 2006 the notes were paid in full.	—	690

Subordinated note with an affiliate (see Note 13) dated October 13, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%. During the year ended March 31, 2006 the notes were paid in full.	—	310

Subordinated note with an affiliate (see Note 13) dated November 2, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%.	500	500

Subordinated note with an affiliate (see Note 13) dated November 5, 1998. Principal due on July 1, 2007. Interest accrues annually at 8%.	500	500

Subtotal – debt affiliated parties	1,000	2,400

5% Notes issued to former Microserv shareholders (see Note 4)	—	494

6% notes issued to former AlphaNational shareholders due March 31, 2006 (see Note 4) The notes were paid in full on April 17, 2006.	168	168

Equipment under a capitalized lease, 8% interest, 60 month term	185	—

Other debt, interest rates 0.0% to 1.9%, terms ranging from 36 to 48 months.	3	20

Total debt	8,247	12,545
Less current maturities	202	679

Total long-term debt	$8,045	$11,866

Minimum future principal payments on long-term debt are as follows:
(Amounts in thousands)

Year ended
March 31,	Total
2007	$202
2008	7,925
2009	37
2010	40
2011	43

Total	$8,247

The carrying value of the revolving credit agreement approximates fair market value at March 31, 2006. Because the $1 million with an interest rate of 8% is with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
7. ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,
(Amounts in thousands)	2006	2005
Accrued lease payments	$825	$1,369
Accrued vacation	735	906
Accrued payroll	465	1,431
Payroll taxes accrued and withheld	466	231
Terminated lease costs	115	154
Other accrued expenses	554	493

	$3,160	$4,584

8. STOCK–BASED COMPENSATION
On September 9, 2005, the shareholders approved the 2005 Stock Option and Stock Incentive Plan (“2005 Plan”). Under the 2005 Plan 260,000 shares of Common Stock were reserved for issuance upon the exercise of option awards or awards of restricted stock granted. Of that amount, 60,000 are reserved for issuance exclusively to directors of the Company and 200,000 are reserved for issuance exclusively to officers, key employees and important consultants to the Company. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. The vesting of the awards will be set by the Compensation and Employee Benefits Committee at the time of the award.
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

Stock-based incentive awards granted under the 1994 Plan prior to March 31, 2001 were stock options with 5 year terms with cliff vesting after four years. Employee stock options granted subsequent to March 31, 2001 were stock options with 10 year terms which vest monthly over a four year period following the completion of one year of service from the date of grant. Upon separation from the Company, former employees have 90 days to exercise vested options. The 1994 Plan expired on September 15, 2004.
On September 14, 1997, shareholders approved the Non-Employee Director Stock Option Plan (“1997 Plan”). The maximum number of shares of the Company’s common stock subject to the 1997 Plan and approved for issuance was originally 100,000 shares either authorized and unissued or shares held in treasury. The initial stock-based incentive awards granted under the 1997 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vest monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year. The 1997 plan expired on September 18, 2004.
The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant.
The fair value of each of the Company’s option grants is estimated on the date of grant using Black-Scholes option – pricing model as prescribed by SFAS No. 123 as amended by SFAS No. 148, using the following assumptions for the fiscal years ended March 31, 2006, 2005 and 2004: risk-free interest rate of 4.59%, 2.63% ,and 0.95% respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the Company’s common stock of 28.5%, 36.25%, and 43.3%, respectively, and weighted-average expected option life of one to ten years. The weighted average fair value of options calculated using the Black-Scholes option pricing model granted during fiscal 2006, 2005 and 2004 were $1.15, $1.43, and $1.48, respectively.
A summary of options activity is as follows:

		Weighted
		Average
		Exercise Price
2005 Plan	Number of Shares	Per Share
Granted	27,800	$3.40

Outstanding at March 31, 2006	27,800	$3.40

		Weighted
		Average
	Number of	Exercise Price
1994 Plan and 1997 Plan	Shares	Per Share
Outstanding at March 31, 2003	412,417	$5.09

Granted	38,000	5.16
Exercised	—	—
Forfeited/Expired	(32,500)	5.49

Outstanding at March 31, 2004	417,917	5.07

Granted	96,800	4.56
Exercised	(21,500)	3.48
Forfeited/Expired	(32,500)	3.77

Outstanding at March 31, 2005	460,217	5.13

Exercised	(4,250)	2.60
Forfeited/Expired	(50,050)	5.02

Outstanding at March 31, 2006	405,917	$5.16

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Plan at March 31, 2006.

Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	10 years	$3.40	27,800	$3.40
The following table summarizes the information for options outstanding and exercisable under the Company’s Stock 1994 Plan and 1997 Plan at March 31, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$10.25	24,250	2 years	$10.25	24,250	$10.25
7.03	10,500	3 years	7.03	10,500	7.03
5.57-7.56	77,000	4 years	6.23	77,000	6.23
5.38-7.06	69,000	5 years	5.78	69,000	5.78
1.80-4.05	76,000	6 years	3.49	75,836	3.49
3.10-5.00	49,167	7 years	3.48	26,667	3.60
4.11-5.70	18,000	8 years	4.55	12,253	4.27
4.45-5.02	82,000	9 years	4.59	78,959	4.59

$2.60-$7.56	405,917		$5.16	374,465	$5.28

9. EMPLOYEE 401(K) RETIREMENT PLAN
The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 1% of salary (2% of salary in 2004.), and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $70,000 $64,000, and $102,000 for the years ended March 31, 2006, 2005 and 2004, respectively.
10. EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Employee Stock Purchase Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in the Employee Stock Purchase Plan during the three fiscal years ended March 31, 2006.
11. INCOME TAXES
The components of income tax (benefit) expense are as follows for the years ended March 31:

(Amounts in thousands)	2006	2005	2004
Current expense:
Federal	$133	$—	$14
State	395	51	136

Total current:	528	51	150
Deferred expense:
Federal	(1,065)	(1,394)	(4,172)
State	(240)	(310)	(188)

Total deferred:	(1,305)	(1,704)	(4,360)

Income tax (benefit) expense	$(777)	$(1,653)	$(4,210)

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2006	2005
Deferred tax assets:
Accounts receivable reserves	$63	$115
Inventory reserve	318	661
Inventory capitalization	100	103
Depreciation/amortization	76	209
Accrued compensation/vacation	283	348
Other accrued costs	102	—
Abandonment of space	44	69
AMT credit carryforwards	227	93
Net operating loss carryforward	863	3,039
Deferred gain on building sale	84	107

	2,160	4,744
Deferred tax liabilities:	—	—
	2,160	4,744

Valuation allowance	—	—

Net deferred tax asset	$2,160	$4,744

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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management concluded at March 31, 2004 that future income will more likely than not be sufficient to realize its deferred tax assets. Accordingly, we reversed the offsetting valuation allowance in its entirety based on the weight of the positive and negative evidence regarding recoverability of the Company’s deferred tax assets, which resulted in a $4.2 million tax benefit recognized during the fiscal year ended March 31, 2004.
As a result of the sale of the secure network services business completed on June 30, 2005, and other operations during the year the Company utilized approximately $6.5 million of the net operating loss carry forward. The Company has approximately $2.4 million of net operating loss carryforwards, which expire in fiscal years 2019 through 2025.
The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2006	2005	2004
(Benefit) provision for income taxes	(34.0)%	(34.0)%	(34.0)%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	(4.1)	(7.1)	(6.2)
Permanent items, including goodwill impairment in 2006	26.3	3.9	9.1
Other	(3.0)	—	(1.1)
Change in valuation allowance for deferred tax assets	—	—	(554.9)

Total	(14.8)%	(37.2)%	(587.1)%

12. DISCONTINUED OPERATIONS
The following discloses the results of discontinued operations of the secure network services business for the years ended March 31, 2006, 2005 and 2004.

(Amounts in thousands)	2006	2005	2004
Revenue	$3,045	$13,580	$9,481

Income before taxes	$473	$2,240	$1,195

Net income	$310	$1,378	$735
The following is a summary of the assets and liabilities related to the secure network services business at March 31, 2005.

2005
Accounts receivable	$2,781
Unbilled accounts receivable	61
Fixed assets (net)	27

Total assets	$2,869

Accounts payable	$1,427
Accrued expenses	192

Total liabilities	$1,619

The Company completed the sale of its secure network services business on June 30, 2005. As a requirement of the sale of its secure network services business, The Company deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of a key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, the Company has recorded a gain on the sale of discontinued operations of approximately $5.7 million, net of taxes of $3.6 million.
13. LEASING ACTIVITY
The Company is obligated under operating leases for office space and certain equipment. The following are future minimum lease payments, net of sublet rental income under operating leases as of March 31: (Amounts in thousands)

Year ending March 31,
2007	$1,514
2008	1,055
2009	853
2010	387
2011 and thereafter	—

Total minimum lease payments	$3,809

Deferred income of $218,000 and $278,000 at March 31, 2006 and 2005, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.
Total rent expense under operating leases was $1.3 million, $1.1 million, and $782,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2006 was $1.1 million.

14. RELATED PARTY TRANSACTIONS
Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, are the owners of 784,422 shares, or 27% of the Company’s common stock and holds, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $33,000 for fiscal year 2006, and $188,000 for fiscal year 2005. In July 2005, after receiving consent from our bank, the Company paid $1.4 million of principal and $100,000 of accrued interest on the subordinated debt. The principal amount outstanding under the subordinated notes was $1.0 million at March 31, 2006. In addition, the maturity date of the notes was extended to July 1, 2007. (See Note 6).
In conjunction with the acquisition of AlphaNational Technology Services, Inc. which was completed on September 30, 2004, the Company issued $168,000 in notes to the former AlphaNational shareholders. Interest was accrued at the rate of 6%. (See Note 4). On April 17, 2006, the notes plus accrued interest were paid in full.
In conjunction with the acquisition of Microserv, the Company issued $494,000 in notes to the former Microserv shareholders. Interest is payable at the rate of 5% quarterly and in arrears. Interest payments were made to three individuals, one of whom was a 5% shareholder/employee, one a director and one who is an executive in the Company. Because the Company was not in compliance with our revolving credit agreement at December 31, 2004, the Company was unable to repay the notes and, as a result, the interest rate was increased to 10% effective February 1, 2005. The notes are classified as current liabilities in our financial statements in 2005 as they were not repaid upon maturity on February 1, 2005. Concurrent with the amendment of the revolving credit agreement on June 29, 2005 (See Note 6.), the Company requested and received consent from the bank to repay the notes in full. The notes were paid in full on July 13, 2005.
15. COMMITMENTS AND CONTINGENCIES
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
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to the Company. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there are no such obligations, these funds will be released to the Company eighteen (18) months following the date of closing, or December 30, 2006.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2006	2005	2004
Interest	$586	$644	$611

Income taxes	$395	$—	$81

Disclosure of non-cash financing activities:
Purchase of equipment pursuant to a capital lease	$186	$—	$—

5% notes payable to former Microserv shareholders	$—	$—	$494

Common stock issued for the purchase of AlphaNational	$—	$1,028	$—

Common stock issued for the purchase of Microserv	$—	$—	$1,871

Fees to investment bankers	$—	$—	$117

Fair value of assets acquired	$—	$—	$1,619

Warrants issued in connection with private placement	$—	$—	$69

17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended March 31,
(Amounts in thousands except share data)	2006	2005	2004
Numerator for earnings per share:

Net income as reported – Basic	$1,536	$(1,411)	$4,228

Interest on convertible subordinated debt (net of tax)	—	—	77

Net Earnings – Dilutive	$1,536	$(1,411)	$4,305

Denominator:

Denominator for basic earnings per share-	3,173,795	3,043,465	2,638,345
Weighted-average shares outstanding

Effect of dilutive securities:
7% convertible debenture	—	—	97,324
Employee stock options	14,287	42,243	43,226
Non qualified stock options	—	564	2,124
Warrants	—	8,650	6,637

Dilutive potential common shares Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	3,188,082	3,094,922	2,787,656

Earnings per share — Basic:	$.48	$(.46)	$1.60

Earnings per share – Diluted	$.48	$(.46)	$1.54

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding to assume the conversion of dilutive common stock equivalents. No effect is given to dilutive securities for loss periods from continuing operations.
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
The Company has a number of significant customers. The Company’s largest customer accounted for 20%, 20% and 22% of the Company’s revenues for the years ended March 31, 2006, 2005 and 2004, respectively. The Company’s five largest customers, collectively, accounted for 54%, 65%, and 67%, of revenues for the years ended March 31, 2006, 2005 and 2004, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change. Revenues from services from continuing operations rendered to the United States Government and the relative percentages of such revenues to total revenues for the fiscal years ended March 31, 2006, 2005 and 2004 were $823,000 (1%), $912,000 (2%), and $738,000 (1%).

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS:
     (Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$14,679	$13,958	$13,390	$12,884

Gross Margin	1,182	1,094	314	1,110

Loss from continuing operations	(234)	(172)	(3,994)	(87)
Income from discontinued operations	310	—	—	—
Gain on sale of discontinued operations	—	—	5,393	320

Net income	$76	$(172)	$1,399	$233

Basic earnings per share
Continuing operations	$(.07)	$(.05)	$(1.26)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	1.70	.10

	$.02	$(.05)	$.44	$.07

Diluted earning per share
Continuing operations	$(.07)	$(.05)	$(1.26)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	1.70	.10

	$.02	$(.05)	$.44	$.07

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005
Revenues	$10,668	$11,198	$12,645	$13,915

Gross Margin	1,094	835	(372)	339

Loss from continuing operations	(276)	(496)	(1,245)	(772)
Income from discontinued operations	367	540	210	261

Net income	$91	$44	$(1,035)	$(511)

Basic earnings per share
Continuing operations	$(.09)	$(.17)	$(.42)	$(.24)
Discontinued operations	.12	.19	.07	.08

	$.03	$.02	$(.35)	$(.16)

Diluted earning per share
Continuing operations	$(.09)	$(.17)	$(.42)	$(.24)
Discontinued operations	.12	.19	.07	.08

	$.03	$.02	$(.35)	$(.16)

Halifax Corporation
Schedule II, Valuation and Qualifying Accounts
March 31, 2006

	Balance at			Balance at
	Beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2004

Allowance for doubtful Accounts	$270,000	$84,000	$206,000	$148,000

Allowance for inventory Obsolescence	$630,000	$379,000	$57,000	$952,000

Year Ended March 31, 2005

Allowance for doubtful Accounts	$148,000	$179,000	$29,000	$298,000

Allowance for inventory Obsolescence	$952,000	$1,044,000	$280,000	$1,716,000

Year Ended March 31, 2006

Allowance for doubtful Accounts	$298,000	$86,000	$219,000	$165,000

Allowance for inventory Obsolescence	$1,716,000	$318,000	$1,207,000	$827,000
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Conclusions. Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
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
Item 11. Executive Compensation
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements. For our 2006 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Equity Compensation Plans
The following table sets forth the information regarding equity compensation plans, as of March 31, 2006.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	433,717	$5.04	232,200
Equity compensation plans not approved by security holders (2)	50,000	3.19	—

Total	483,717	$4.84	232,200

(1)	The Company has three equity compensation plans, the 1994 Key Employee Stock Option Plan, the Non-Employee Director’s Stock Option Plan and 2005 Stock Option and Stock Incentive Plan.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 shares of Common Stock available for issuance. As of March 31, 2006, there were options to purchase 306,000 shares of Common Stock outstanding. No additional options may be granted under the 1994 Key Employee Stock Option Plan. The

Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2006, there were options to purchase 99,917 shares of Common Stock outstanding. No additional options may be granted under the Non-Employee Directors Stock Option Plan.

The 2005 Stock Option and Stock Incentive Plan has a maximum of 260,000 shares of Common Stock that are available for issuance. As of March 31, 2006, there were options to purchase 27,800 shares of common stock outstanding and 0 shares of Common Stock issued pursuant to restricted stock awards.

(2)	On August 29, 2003, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $3.19 per share to its investment advisors.
Item 13. Certain Relationships and Related Transactions
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report as Item 8:
     1.      Consolidated Financial Statements
o	Independent Auditors’ Reports

o	Consolidated Statements of Operations for the years ended March 31, 2006, 2005, and 2004

o	Consolidated Balance Sheets as of March 31, 2006 and 2005

o	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004

o	Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004

o	Notes to Consolidated Financial Statements
     2.      Financial Statement Schedule
o	Schedule II, Valuation and Qualifying Accounts
All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

2.1	Agreement and Plan of Merger, dated August 29, 2003 for the Acquisition of Microserv, Inc. by Halifax Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 12, 2003.)

2.2	Agreement and Plan of Merger dated September 30, 2004 by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from Exhibit 2.1 to Form 8-K dated September 30, 2004.)

2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

4.4	Second Amended and Restated Loan and Security Agreement dated as of the 29th day of June, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended March 31, 2005.)

4.5	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

4.6	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.6	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.7	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.8	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.9	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.10	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.11	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Summary Term Sheet of Director Fees and Officer Compensation

10.14	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.15	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.16	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

21.1	Subsidiaries of the registrant.

23	Independent Registered Public Accounting Firm Consent

23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 9, 2006.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 9, 2006.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 9, 2006 pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 9, 2006 pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALIFAX CORPORATION

By	/s/Charles L. McNew
Charles L. McNew
	President and Chief Executive Officer	Date: 6/21/06
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles L. McNew	President and Chief Executive Officer and Director,	6/21/06
Charles L. McNew	(Principal Executive Officer)

/s/Joseph Sciacca	Vice President, Finance, and Chief Financial Officer,	6/21/06
Joseph Sciacca	(Principal Financial Accounting Officer)

/s/John H. Grover	Chairman of the Board of Directors	6/21/06
John H. Grover

/s/Thomas L. Hewitt	Director	6/21/06
Thomas L. Hewitt

/s/John M. Toups	Director	6/21/06
John M. Toups

/s/Daniel R. Young	Director	6/21/06
Daniel R. Youn

/s/Arch C. Scurlock, Jr.	Director	6/21/06
Arch C. Scurlock, Jr.

/s/Gerald F. Ryles	Director	6/21/06
Gerald F. Ryles