Form 10-Q
period 2006-06-30
HALIFAX CORP
filed 2006-08-14
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of August 1, 2006.

HALIFAX CORPORATION
 i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
(Amounts in thousands)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$344	$400
Restricted cash	649	625
Trade accounts receivable, net	9,878	11,415
Inventory, net	6,038	6,363
Prepaid expenses and other current assets	805	722
Deferred Tax Asset	1,289	1,332

TOTAL CURRENT ASSETS	19,003	20,857

PROPERTY AND EQUIPMENT	1,253	1,381
GOODWILL	2,918	2,918
INTANGIBLE ASSETS	1,200	1,295
OTHER ASSETS	128	130
DEFERRED TAX ASSET	807	828

TOTAL ASSETS	$25,309	$27,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,805	$3,975
Accrued expenses	3,011	3,160
Notes payable	—	168
Income taxes payable	32	331
Deferred maintenance revenue	2,826	3,515
Current portion of long-term debt	34	34

TOTAL CURRENT LIABILITIES	9,708	11,183

LONG-TERM BANK DEBT	6,203	6,891
SUBORDINATED DEBT – PAYABLE TO AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	148	154
DEFERRED INCOME	203	218

TOTAL LIABILITIES	17,262	19,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued – 3,431,890 as of June 30, 2006 and March 31, 2006 Outstanding – 3,175,206 shares as of June 30, 2006 and March 31, 2006	828	828
Additional paid-in capital	9,017	9,017
Accumulated (deficit)	(1,586)	(1,670)
Less Treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	8,047	7,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,309	$27,409

     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands, except share data)	2006	2005
Revenues	$12,746	$14,679
Costs	11,270	13,497

Gross margin	1,476	1,182

Selling and marketing	284	417
General and administrative	866	908

Operating income (loss)	326	(143)

Other income	1	—
Interest expense	163	217

Income (loss) before income taxes	164	(360)

Income tax expense (benefit)	80	(126)

Income (loss) from continuing operations	84	(234)

Income from discontinued operations (net of taxes of $164)	—	310

Net income	$84	$76

Earnings (loss) per share – basic
Continuing operations	$.03	$(.07)
Discontinued operations	—	.09

	$.03	$.02

Earnings (loss) per share – diluted
Continuing operations	$.03	$(.07)
Discontinued operations	—	.09

	$.03	$.02

Weighted number of shares outstanding
Basic	3,175,206	3,171,595
Diluted	3,179,947	3,192,754
     No effect is given to dilutive securities for loss periods.
     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JUNE 30, 2006 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands)	2006	2005
Cash flows from operating activities:

Net income	$84	$76

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	243	260
Deferred tax benefit	64	10
Changes in operating assets and liabilities:
Accounts receivable	1,537	(830)
Inventory	325	(248)
Prepaid expenses and other assets	(81)	(3)
Accounts payable and accrued expenses	(320)	1,333
Income taxes payable	(297)	13
Deferred maintenance revenue	(689)	80
Deferred income	(15)	(15)

Net cash provided by continuing operations	851	676

Net cash used in discontinued operations	—	(2,032)

Net cash provided by operating activities	851	(1,356)

Cash flows from investing activities:

Acquisition of property and equipment	(20)	(61)
Increase in restricted cash	(24)	—

Net cash used in investing activities by continuing operations	(44)	(61)

Cash flows from financing activities:

Proceeds from bank borrowing	4,635	8,117
Retirement of bank debt	(5,323)	(6,975)
Retirement of other-long-term debt	(7)	(7)
Retirement of acquisition debt	(168)	(494)
Proceeds from issuance of common stock	—	3

Net cash (used in) provided by financing activities	(863)	644

Net (decrease) in cash	(56)	(773)

Cash at beginning of period	400	1,264

Cash at end of period	$344	$491

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$164	$63

Cash paid for income taxes	$313	$3

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to the Company. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there are no such obligations, these funds will be released to the Company eighteen (18) months following the date of closing, or December 30, 2006.
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties required updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of June 30, 2006 the Company is not aware of any claims associated with the remaining escrow.
As a result of the sale of the secure network services business, our results of operations and related assets and liabilities have been classified as discontinued operations for all periods presented.

Note 3 – Accounts Receivable consisted of the following:

(amounts in thousands)	June 30, 2006	March 31, 2006
Amounts billed	$9,657	$11,079

Amounts unbilled	408	501

Allowance for doubtful accounts	(187)	(165)

Accounts receivable, net	$9,878	$11,415

Note 4 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory was recorded on the balance sheet net of allowances for inventory valuation reserve of $886,000 and $827,000 at June 30, 2006 and March 31, 2006, respectively.
Note 5 — Tax Matters
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset remains fully realizable, and therefore a valuation allowance need not be established.
Note 6 — Debt Obligations
Bank Debt
On July 6, 2006, the Company and its subsidiaries amended and restated the Amended and Restated Loan and Security Agreement (“revolving credit agreement”) with Provident Bank. The maturity date is June 30, 2008. The financial covenants are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources”. The total amount available under the agreement is $12.0 million, including an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, which is based upon a borrowing base of up to 25% of our eligible inventory. The Company is permitted to use the proceeds of the auxiliary revolver facility for costs related to the commencement of any new contract.
The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). The fee is paid on the last day of each quarter. Additionally, the Company pays a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of June 30, 2006, $6.2 million was outstanding and $5.8 million was available to us. At June 30, 2006, there were no advances on the auxiliary revolver facility. The interest rate at June 30, 2006 was 8.5%.

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
At June 30 2006, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
For more information on the Company’s revolving credit agreement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Notes Payable
In conjunction with the September 30, 2004 acquisition of AlphaNational Technology Services, Inc., the Company issued notes to the former AlphaNational shareholders in the aggregate amount of $168,000, with an interest rate of 6%. The notes and accrued interest were paid in full in April 2006.
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust, (the “Children’s Trust”) and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). Both are greater than 10% shareholders of the Company’s common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust, are our directors. The holders of the 8% promissory notes are the Children’s Trust and Nancy M. Scurlock. The Company 8% promissory notes are subordinated to the revolving credit agreement described above.
With the amendment of its revolving credit agreement with Provident Bank on July 6, 2006, the Company’s 8% promissory notes maturity date was extended to July 1, 2008, which date is the next day immediately succeeding the expiration of the revolving credit agreement. As of June 30, 2006, the principal balance on the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
During the quarter ended June 30, 2006 and with the consent of Provident Bank, the Company made accrued interest payments on the 8% promissory notes of $50,000. The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $82,000 at June 30, 2006.
Note 7 — Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met.
Effective April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the tax benefits resulting from the exercise of stock options were immaterial to the financial statements or operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. There were no options exercised during the quarter ended June 30, 2006 and as a result excess tax benefits were $0 for the fiscal quarter then ended.
As a result of adopting SFAS No. 123R, the Company recorded $5,000 of stock-based compensation expense, in its statement of earnings for the quarter ended June 30, 2006. Such amount relates to the unvested portion of previously granted awards. This stock-based compensation expense did not materially impact basic and diluted earnings per share for the quarter ended June 30, 2006.
Fair Value Determination
The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use both the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes option pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
There were no options granted during the quarter ended June 30, 2006.
In prior years, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company recognized the effect of forfeitures as they occurred. In accordance with SFAS No. 123R, the Company estimates forfeitures on date of grant and is recognizing compensation expense only for those share-based awards that are expected to vest.
As of June 30, 2006, there was $18,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with 80% of the total amortization cost being recognized within the next 24 months.
Stock Option Activity
During the quarter ended June 30, 2006, there were no grants of stock options to purchase shares, exercises of or terminations/expirations of options to purchase shares of common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at June 30, 2006.

Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	9.75 years	$3.40	27,800	$3.40

The following table summarizes the information for options outstanding and exercisable under the Company’s Stock 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at June 30, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$10.25	24,250	1.75 years	$10.25	24,250	$10.25
7.03	10,500	2.75 years	7.03	10,500	7.03
5.57-7.56	77,000	3.75 years	6.23	77,000	6.23
5.38-7.06	69,000	4.75 years	5.78	69,000	5.78
1.80-4.05	76,000	5.75 years	3.49	75,751	3.50
3.10-5.00	49,167	6.75 years	3.48	26,667	3.60
4.11-5.70	18,000	7.75 years	4.55	12,250	4.27
4.45-5.02	82,000	8.75 years	4.59	79,000	4.59

2.60-$7.56	405,917		$5.16	374,418	$5.28

The intrinsic value of stock options at June 30, 2006 was approximately $15,000.
Pro Forma Disclosures
Under the modified prospective method, results for the fiscal quarter ended June 30, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the quarter ended June 30, 2005 are presented below.

(Amounts in thousands, except share data)
Net Income as reported	$76

Add: Compensation expense under APB No 25	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	(20)

Pro-forma net income	$56

Earnings per common share (as reported):
Basic	$.02
Diluted	$.02

Pro-forma earnings per common share:
Basic	$.02
Diluted	$.02
These pro-forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 8 — Contingencies
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

On January 27, 2006, the Company was granted a motion for summary judgment and the lawsuit was dismissed. Subsequently, the plaintiff filed an appeal of the ruling. In June 2006, the Company settled the matter for $30,000 which was recorded in general and administrative expense during the quarter ended June 30, 2006.
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

Our goal is to maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry, and our ability to replace contracts which were sold in connection with the sale of the secure network services business. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
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
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our fiscal year 2006 operating results reflected the impact of this challenging environment. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. It has been our experience that longevity and quality of service may have little influence in the customer decision making process.
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS the company pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow as security to obtain certain consents, novations, and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to us. Certain novations and consents required under the asset purchase agreement were received and on January 26, 2006, and $1.375 million plus accrued interest of $24,000 was released to us. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement, which is reflected on the accompanying balance sheet as restricted cash. (See Note 2 of the notes to Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarter ended September 30, 2005 for a discussion of the provisions related to the novations and consents the Company was required to and did obtain.)
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of June 30, 2006, we are not aware of any claims, either asserted or unasserted associated with the remaining amounts in escrow.
Recent developments
In July 2006, we signed multiple new enterprise maintenance solutions contracts and service agreements with various partners. The annual value of the contracts, in total, is approximately $6.2 million. The Company commenced services under all the contracts/agreements in July 2006. The contracts are expected to generate revenues of about $4.2 million for us during our fiscal year ending March 31, 2007.
The new customers include a large national retailer, a prominent financial services company and a major aerospace firm. Halifax will be providing a broad spectrum of managed services in association with its global service partners.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended June 30, 2006 and 2005, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousands, except share data and percents)	Three Months Ended June 30,

Results of Operations	2006	2,005	Change	%
Revenues	$12,746	$14,679	$(1,933)	-13%

Costs	11,270	13,497	2,227	16%

Percent of revenues	88%	92%

Gross margin	1,476	1,182	294	25%
Percent of revenues	12%	8%

Selling and marketing	284	417	(133)	-32%
Percent of revenues	2%	3%

General & administrative	866	908	(42)	-5%

Percent of revenues	7%	6%

Operating income (loss)	326	(143)	469	N/M
Percent of revenues	3%	-1%

Other income	1	—	1	—
Interest expense	163	217	(54)	-25%

Income(loss) before income tax	164	(360)	524	146%

Income tax expense (benefit)	80	(126)	(206)	N/M

Income (loss) from continuing operations	84	(234)	318	N/M

Income from discontinued operations (net of taxes)	—	310	(310)	N/M
Net income (loss)	$84	$76	$8	10%

Earnings (loss) per share – basic:
Continuing operations	$0.03	$(0.07)
Discontinued operations	—	.09

	$0.03	$0.02

Earnings (loss) per share – diluted:
Continued operations	$0.03	$(0.07)
Discontinued operations	—	.09

	$0.03	$0.02

Weighted average number of common shares outstanding
Basic	3,175,206	3,171,595
Diluted	3,179,947	3,192,754
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
The composition of revenues for:

	Three Months Ended June 30,
(Dollar amounts in thousands)	2006	2005	Change	%
Services	$11,928	$13,293	$(1,365)	(10%)
Product held for resale	818	1,386	(568)	(41%)

Total Revenue	$12,746	$14,679	$(1,933)	(13%)

Revenues for the three months ended June 30, 2006 decreased 13%, or $1.9 million to $12.7 million from $14.7 million for the three months ended June 30, 2005. Revenues from services for the three months ended June 30, 2006 decreased 10%, or $1.3 million, to $12.0 million from $13.3 million for the three months ended June 30, 2005. The reason for the decrease in services revenue for the three month period ended June 30, 2006 was the primarily due to our resignation from a large, nationwide, loss generating, enterprise maintenance contract.
For the three months ended June 30, 2006, product held for resale decreased $568,000, or 41%, from $1.4 million or the three months ended June 30, 2005 to $818,000. The decrease in product held for resale was the result of reduced sales orders. We have de-emphasized product sales and intend to focus primarily on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
Costs
Included within costs are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase in relation to the growth in revenues, however, our overall costs as a percent of revenue are expected to decrease as cost containment efforts take effect. We continue to aggressively pursue cost containment strategies and augment our service delivery process with automation tools.
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
Costs were comprised of the following components:

	Three Months Ended June 30,
(Dollar amounts in thousands)	2006	2005	Change	%
Service costs	$10,520	$12,227	$(1,707)	13%
Product costs	750	1,270	(520)	40%

Total costs	$11,270	$13,497	$(2,227)	16%

Total costs for the three months ended June 30, 2006 decreased 16% or $2.2 million to $11.3 million compared to 13.5 million in June 20, 2005. The decrease was the result of decreased costs associated with the termination of the large nationwide, loss generating maintenance contract discussed above, reduced product costs were a result of reduced revenues and cost containment actions undertaken to align our operating costs with our revenue stream.
Gross Margin
As a percentage of revenues, gross margin was 12% for the three months ended June 30, 2006 compared to 8% for the three months ended June 30, 2005, a 25% increase. The primary reason for the improvement in our gross margin was the termination of the large nation-wide enterprise maintenance contract that was negatively impacting our operations and the elimination of its associated losses. In addition, we also experienced growth from several new contracts, and increased profit from time and material services.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $284,000 for the three months ended June 30, 2006 compared to $417,000 for the three months ended June 30, 2005, a decrease of $133,000, or 32%. The decrease in selling and marketing expense was the result of a reduction in personnel costs and reduced marketing efforts.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended June 30, 2006, general and administrative expense decreased when compared to the three months ended June 30, 2005 from $908,000 to $866,000. The princpal reason for the decrease in general and administrative expense was cost containment efforts, including personal actions, reduced professional fees and lower business insurance. Included in general and administrative expense for the three months ended June 30, 2006 was the cost of expensing options under FASB No. 123R of approximately $5,000 as well as $30,000 related to the settlement of a lawsuit.
Operating Income (Loss)
Operating income for the three months ended June 30, 2006 was $326,000 as compared to an operating loss of $143,000. The improvement in operating income was primarily due to the elimination of large nation-wide enterprise maintenance contract and its associated costs. The operating loss for the three months ended June 30, 2005, was the result of on-going losses in connection with the performance of the large nation-wide enterprise maintenance contract.
Interest Expense
Interest expense for the three months ended June 30, 2006 was $163,000 compared to $217,000 for the same period in 2005. The decrease in interest expense was related to the reduced borrowings on our credit facilities and retirement of debt obligations, offset somewhat by higher interest rates.
Income Tax Expense (Benefit).
For the three months ended June 30, 2006 income tax expense was $80,000 compared to the tax benefit of $126,000 recorded for the three months ended June 30, 2005.
Income from continuing operations
For the three months ended June 30, 2006, we recorded net income from continuing operations of $84,000 compared to a loss from continuing operations of $234,000 for the same period last year, an improvement of $318,000. The primary reasons for the improvement in our operation results was the elimination of a loss generating large nation-wide enterprise maintenance contract, on-going cost containment efforts, and the start up of several new contracts.

Income from discontinued operations
As a result of the sales of the secure network services business on June 30, 2005, we recorded income from discontinued operations $310,000, net of income taxes of $164,000, for the three months ended June 30, 2005.
Net Income (loss)
For the three months ended June 30, 2006, the net income was $84,000, compared to a net income of $76,000 for the comparable period in 2005.
Liquidity and Capital Resources
As of June 30, 2006, we had approximately $344,000 of cash on hand. Sources of our cash for the three months ended June 30, 2006 have been from earnings from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity in second fiscal quarter of 2006 will be, cash on hand generated from operating income and the cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2006 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
In July 2006, we signed multiple new enterprise maintenance solutions contracts and service agreements with various partners. The annual value of the contracts, in total, is approximately $6.2 million. The Company commenced services under all the contracts/agreements in July 2006. The contracts are expected to generate revenues of approximately $4.2 million for during our fiscal year. With the commencement of these new engagements, we also amended and restated our credit and security agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, to provide additional working capital for the start-up costs related to new contracts, should the need arise.
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
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts and replacing the revenue from contracts sold in connection with the sale of the secure networks services business. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See Item 1A and “Risk Factors” in our Form 10-K for the year ended March 31, 2006.
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
We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. We believe that our earnings from operations, available funds, together with our existing revolving credit facility, will be adequate to satisfy our current and planned operations for at least the next 12 months.

At June 30, 2006, we had working capital of $9.3 million compared to working capital of $9.7 million at March 31, 2006. The current ratio was 1.96 at June 30, 2006 compared to 1.87 at March 31, 2006.
On June 30, 2005, we sold our secure network services business for $12.5 million. The gain on the sale of the business was $5.4 million net of taxes and fees. The proceeds were used to reduce debt and provide working capital.
Capital expenditures for the three months ended June 30, 2006 were $20,000 as compared to $61,000 for the same period 2005. We anticipate fiscal year 2007 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On July 6, 2006, we and our subsidiaries amended and restated our Second Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date under the agreement to June 30, 2008. The aggregate amount available to us under the agreement remains at $12.0 million. We also amended and restated the agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, which is based upon a borrowing base of up to 25% of our eligible inventory. We are permitted to use the proceeds of the auxiliary revolver facility for costs related to the commencement of any new contract. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on September 30, 2006 and on the last day of each quarter until the agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the agreement are collateralized by a first priority security interest on all of our assets as defined in the agreement. As of June 30, 2006, $6.2 million was outstanding and $5.8 million was available to us. At June 30, 2006, there were no advances on the auxiliary revolver facility. The interest rate at June 30, 2006 was 8.5%.
The agreement contains representations, warranties and covenants that are that are customary in connection with a transaction of this type. The agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, and (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members. The agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the agreement.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that the financial condition of us or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becomes insolvent, (iii) the suspension of business, or commission of an act amounting to business failure by us or any Other Obligor, (iv) a change in more than 25% of the ownership of us without the prior written consent of Provident Bank, and (v) the occurrence of an event which is, or with the passage of time or the giving of notice or both, a default under any indebtedness in excess of $100,000 of us or any Other Obligor. Upon an event of default, our lender may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against us or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of our obligations (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to us and stop and retract the making of any advances which we may have requested, and (vii) reduce the maximum amount we are permitted to borrow under the agreement. We have also authorized Provident Bank, upon a default, but without prior notice to or demand upon us and without prior opportunity of us to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect to obtain possession of any of the collateral.

At June 30, 2006, we were in compliance with the financial covenants contained in our revolving credit agreement.
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
In conjunction with the acquisition of AlphaNational, we issued notes to the former AlphaNational shareholders in the aggregate amount of $168,000, with an interest rate of 6% per annum. The notes and accrued interest were paid in full in April 2006.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $1.0 million at June 30, 2006. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On June 30, 2006, the affiliates held in the aggregate $500,000 and $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $82,000 at June 30, 2006.
With the amendment and restatement of our Amended and Restated Loan and Security Agreement with Provident Bank, the maturity date of our 8% promissory notes with these affiliates was extended to July 1, 2008, which is the next day immediately succeeding the expiration of the revolving credit agreement.
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
The information below summarizes our sensitivity to market risks as of June 30, 2006. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2006 contains descriptions of funded debt and should be read in conjunction with the table below.

	Period Ending June	Fair Value
(Amounts in thousands)	30, 2006	June 30, 2006
Debt obligations
Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Average interest rate of 8.50%.	$6,203	$6,203

8% subordinated notes payable to affiliate due July 1, 2008	1,000	1,000

Long Term lease payable	182	182

Total fixed rate debt	1,182	1,182

Total debt	$7,385	$7,385

At June 30, 2006, we had $7.4 million of debt outstanding of which $1.2 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Shareholders Meeting on July 21, 2006
1.	Election of Directors. The following directors were elected for a term of one year:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	WITHHELD	SHARES	SHARES
JOHN H. GROVER	2,641,167	28,700	98.9%	83.18%
JOHN M. TOUPS	2,639,017	30,850	98.8%	83.11%
DANIEL R. YOUNG	2,641,167	28,700	98.9%	83.18%
THOMAS L. HEWITT	2,641,167	28,700	98.9%	83.18%
ARCH C. SCURLOCK, JR.	2,639,017	30,850	98.8%	83.11%
GERALD F. RYLES	2,641,167	27,800	98.9%	83.18%
CHARLES L. MCNEW	2,641,167	27,800	98.9%	83.18%

Item 5. Other Information
None
Item 6. Exhibits

Exhibit 10.2	Third Amended and Restated Loan and Security Agreement, dated July 6, 2006, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv, LLC, Halifax AlphaNational Acquisition, Inc., and Provident Bank and related documents.

Exhibit 10.3	Letter Agreement by and between Halifax Corporation and Larry L. Whiteside dated as of May 25, 2005.

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 HALIFAX CORPORATION
            (Registrant)

Date: August 14, 2006	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: August 14, 2006	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)