Form 10-Q
period 2006-09-30
HALIFAX CORP
filed 2006-11-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of November 1, 2006.

HALIFAX CORPORATION

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$246	$400
Restricted cash	657	625
Trade accounts receivable, net	9,861	11,415
Inventory, net	6,459	6,363
Prepaid expenses and other current assets	441	722
Deferred Tax Asset	1,194	1,332

TOTAL CURRENT ASSETS	18,858	20,857

PROPERTY AND EQUIPMENT	1,261	1,381
GOODWILL	2,918	2,918
INTANGIBLE ASSETS	1,107	1,295
OTHER ASSETS	126	130
DEFERRED TAX ASSET	807	828

TOTAL ASSETS	$25,077	$27,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,577	$3,975
Accrued expenses	2,597	3,160
Notes payable	—	168
Income taxes payable	—	331
Deferred maintenance revenue	3,144	3,515
Current portion of long-term debt	33	34

TOTAL CURRENT LIABILITIES	9,351	11,183

LONG-TERM BANK DEBT	6,313	6,891
SUBORDINATED DEBT — PAYABLE TO AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	137	154
DEFERRED INCOME	188	218

TOTAL LIABILITIES	16,989	19,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares		—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,431,890 as of September 30, 2006 and March 31, 2006 Outstanding — 3,175,206 shares as of September 30, 2006 and March 31, 2006	828	828
Additional paid-in capital	9,036	9,017
Accumulated (deficit)	(1,564)	(1,670)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	8,088	7,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,077	$27,409

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousand, except share data)	2006	2005	2006	2005

Revenues	$12,369	$13,958	$25,115	$28,637
Costs	11,044	12,864	22,314	26,361

Gross margin	1,325	1,094	2,801	2,276

Selling and marketing	256	350	540	767
General and administrative	881	914	1,747	1,822

Operating income (loss)	188	(170)	514	(313)

Other income	(13)	(5)	(14)	(5)
Interest expense	159	105	322	322

Income (loss) before income taxes	42	(270)	206	(630)

Income tax expense (benefit)	20	(98)	100	(224)

Income (loss) from continuing operations	22	(172)	106	(406)

Income from discontinued operations (net of taxes of $164)	—	—	—	310

Net income (loss)	$22	$(172)	$106	$(96)

Earnings (loss) per share — basic
Continuing operations	$.01	$(.05)	$.03	$(.13)
Discontinued operations	—	—	—	10

	$.01	$(.05)	$.03	$(.03)

Earnings (loss) per share — diluted
Continuing operations	$.01	(.05)	$.03	$(.13)
Discontinued operations	—	—	—	.10

	$.01	$(.05)	$.03	$(.03)

Weighted number of shares outstanding
Basic	3,175,206	3,172,206	3,175,206	3,171,885
Diluted	3,179,480	3,190,949	3,179,691	3,191,571
No effect is given to dilutive securities for loss periods.

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2006 (UNAUDITED)

	Six Months Ended
	September 30,
(Amounts in thousands)	2006	2005
Cash flows from operating activities:

Net income	106	(96)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	502	526
Deferred tax expense (benefit)	159	(50)
Share-based compensation	19	—
Changes in operating assets and liabilities:
Accounts receivable	1,554	(438)
Inventory	(96)	(270)
Prepaid expenses and other assets	285	(94)
Accounts payable and accrued expenses	(961)	(2,462)
Income taxes payable	(331)	(88)
Deferred maintenance revenue	(371)	(910)
Deferred income	(30)	(30)

Net cash provided by continuing operations	836	(3,912)

Net cash used in discontinued operations	—	(2,032)

Net cash provided by operating activities	836	(5,944)

Cash flows from investing activities:

Acquisition of property and equipment	(194)	(123)
Proceeds from sale of discontinued operations	—	13,057
Restricted cash	(32)	(2,064)

Net cash used in investing activities	(226)	10,870

Cash flows from financing activities:

Proceeds from bank borrowing	15,103	18,992
Retirement of bank debt	(15,681)	(22,825)
Retirement of other-long-term debt	(18)	(1,413)
Retirement of acquisition debt	(168)	(494)
Issuance of common stock	—	6

Net cash (used in) provided by financing activities	(764)	(5,734)

Net (decrease) in cash	(154)	(808)

Cash at beginning of period	400	1,264

Cash at end of period	$246	$456

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$331	$163

Cash paid for income taxes	$314	$63

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business (“SNS”). The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to the Company. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there are no such obligations, these funds will be released to the Company eighteen (18) months following the date of closing, or December 30, 2006.
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties required updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of September 30, 2006 the Company is not aware of any claims associated with the remaining escrow.
As a result of the sale, SNS results of operations and related assets and liabilities have been classified as discontinued operations for all periods presented.
Subsequent to its year end, the Company identified an inconsistency in our original reporting of this transaction contained in our annual report on Form 10-K for the year ended March 31, 2006. In applying the guidance contained in paragraph 39 of SFAS No. 142 in recording the gain, goodwill should have been allocated to the basis of SNS based on its relative fair value. The effect of this adjustment would have been to reduce the loss from operations from approximately $4.7 million to $1.5 million, as there would not have been an impairment of goodwill, with an offsetting reduction of the related gain on sale from approximately $5.7 million to $2.5 million. Net income as reported did not change as a result of this inconsistency. The Company is in the process of evaluating this matter to determine whether additional disclosures may be required.

Note 3 — Accounts Receivable consisted of the following:

(amounts in thousands)	September 30, 2006	March 31, 2006

Amounts billed	$9,626	$11,079

Amounts unbilled	406	501

Allowance for doubtful accounts	(171)	(165)

Accounts receivable, net	$9,861	$11,415

Note 4 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of allowances for inventory valuation reserve of $965,000 and $827,000 at September 30, 2006 and March 31, 2006, respectively.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset remains fully realizable, and a valuation allowance need not be established.
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
The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). The fee is paid on the last day of each quarter. Additionally, the Company pays a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of September 30, 2006, $6.3 million was outstanding and $5.7 million was available to us. At September 30, 2006, there were no advances on the auxiliary revolver facility. The interest rate at September 30, 2006 was 8.5%.

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
At September 30, 2006, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
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
With the amendment of its revolving credit agreement with Provident Bank on July 6, 2006, the Company’s 8% promissory notes maturity date was extended to July 1, 2008, which date is the next day immediately succeeding the expiration of the revolving credit agreement. As of September 30, 2006, the principal balance on the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $102,000 at September 30, 2006.
Note 7 — Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met.
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

Prior to the adoption of SFAS No. 123R, the tax benefits resulting from the exercise of stock options were immaterial to the financial statements or operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. There were no options exercised during the six months ended September 30, 2006 and as a result excess tax benefits were $0 for the three and six months then ended.
As a result of adopting SFAS No. 123R, the Company recorded $14,000 and $19,000 of stock-based compensation expense, in its statement of operations included in general and administrative expenses for the three and six months ended September 30, 2006. This stock-based compensation expense did not materially impact basic and diluted earnings per share for the three and six months ended September 30, 2006.
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
During the quarter ended September 30, 2006, the Company issued 97,300 options. The Company has 10-year options. In calculating fair value, the following weighted-average assumptions were used for option granted during the three months ended September 30, 2006.
Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over a period of 6.25 years, as being representative of the price volatility expected in the future. Based on the guidance provided in SFAS No. 123R the monthly volatility calculated was 48.99%.
Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants. The risk-free interest rates used in valuing options granted during the three months ended September 30, 2006 were 4.94%
Dividend Yield. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.
Expected Term. The expected term used in the Company’s Black-Scholes model is 6.25 years. The contractual term of the options is 10 years.
In prior years, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company recognized the effect of forfeitures as they occurred. In accordance with SFAS No. 123R, the Company estimates forfeitures on date of grant and is recognizing compensation expense only for those share-based awards that are expected to vest.
As of September 30, 2006, there was $163,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with 40% of the total amortization cost being recognized within the next 24 months.
Stock Option Activity
During the quarter ended September 30, 2006, there were grants of stock options to purchase 97,300 shares of common stock. There were no exercises of or terminations/expirations of options to purchase shares of common stock.

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at September 30, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$3.40	27,800	9.50 years	$3.40	27,800	$3.40
3.00	97,300	9.70 years	3.00	—	3.00
The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at September 30, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$10.25	24,250	1.50years	$10.25	24,250	$10.25
7.03	10,500	2.50 years	7.03	10,500	7.03
5.57—7.56	77,000	3.50years	6.23	77,000	6.23
5.38—7.06	69,000	4.50 years	5.78	69,000	5.78
1.80—4.05	76,000	5.50 years	3.49	75,751	3.50
3.10—5.00	49,167	6.50 years	3.48	26,667	3.60
4.11—5.70	18,000	7.50 years	4.55	12,250	4.27
4.45—5.02	82,000	8.50 years	4.59	79,000	4.59

$2.60—$7.56	405,917		$5.16	374,418	$5.28

The intrinsic value of stock options at September 30, 2006 was approximately $12,000.
Pro Forma Disclosures
Under the modified prospective method, results for the three and six month ended September 30, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the three and six months ended September 30, 2005 are presented below.

	Three months ended	Six months ended
(Amounts in thousands, except share data)	September 30, 2005	September 30, 2005

Net Income as reported	$(172)	$(96)

Add: Compensation expense under APB No 25	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	(13)	(26)

Pro-forma net income	$(185)	$(122)

Earnings per common share (as reported):
Basic	$(.05)	$(.03)
Diluted	$(.05)	$(.03)

Pro-forma earnings per common share:
Basic	$(.06)	$(.04)
Diluted	$(.06)	$(.04)

These pro-forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 8 — New accounting standards
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007 and the Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company is does not believe that the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

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
Overview
We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. In September 2004, we completed the acquisition of AlphaNational Technology Services, Inc., in August 2003, we completed the acquisition of Microserv, Inc., and most recently, in December 2005, we acquired a contract from Technical Service and Support, Inc. (“TSSI”). These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. In June 2005, we sold substantially all of the assets and certain liabilities of our secure network services business (“SNS”). We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction.
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
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS the company pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business (“SNS”). The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow as security to obtain certain consents, novations, and indemnification obligations. On July 8, 2005, the $1.0 million held in escrow to serve as security to obtain certain consents was released to us. Certain novations and consents required under the asset purchase agreement were received and on January 26, 2006, and $1.375 million plus accrued interest of $24,000 was released to us. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement, if any, and will be released to the Company eighteen (18) months following the date of the asset purchase agreement, which is reflected on the accompanying balance sheet as restricted cash. (See Note 2 of the notes to Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarter ended September 30, 2005 for a discussion of the provisions related to the novations and consents the Company was required to and did obtain.)
The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties require updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of September 30, 2006, we are not aware of any claims, either asserted or unasserted associated with the remaining amounts in escrow.
Subsequent to our year end, we have identified an inconsistency in our original reporting of this transaction contained in our annual report on Form 10-K for the year ended March 31, 2006. In applying the guidance contained in paragraph 39 of SFAS No. 142 in recording the gain, goodwill should have been allocated to the basis of SNS based on its relative fair value. The effect of this adjustment would have been to reduce the loss from operations from approximately $4.7 million to $1.5 million, as there would not have been an impairment of goodwill, with an offsetting reduction of the related gain on sale from approximately $5.7 million to $2.5 million. Net income as reported did not change as a result of this inconsistency. We are in the process of evaluating this matter to determine whether additional disclosures may be required.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended September 30, 2006 and 2005, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended September 30,				Six months ended September 30,
Results of Operations	2006	2005	Change	%	2006	2005	Change	%

Revenues	$12,369	$13,958	(1,589)	-11%	$25,115	$28,637	(3,522)	-12%

Costs	11,044	12,864	1,820	14%	22,314	26,361	4,047	15%

Percent of revenues	89%	92%			89%	92%

Gross margin	1,325	1,094	231	21%	2,801	2,276	525	23%
Percent of revenues	11%	8%			11%	8%

Selling and marketing	256	350	(94)	-27%	540	767	(227)	-30%
Percent of revenues	2%	3%			2%	3%

General & administrative	881	914	(33)	-4%	1,747	1,822	(75)	-4%

Percent of revenues	7%	7%			7%	6%

Operating income (loss)	188	(170)	358	211%	514	(313)	827	264%
Percent of revenues	2%	(1)%			2%	(1)%

Other income	(13)	(5)	(8)	160%	(14)	(5)	(9)	180%
Interest expense	159	105	54	51%	322	322	—	—

Income(loss) before income tax	42	(270)	312	116%	206	(630)	836	133%

Income tax expense (benefit)	20	(98)	118	120	100	(224)	324	145%

Income (loss) from continuing operations	22	(172)	194	113%	106	(406)	512	126%

Income from discontinued operations (net of taxes)	—	—			—	310		N/M
Net income (loss)	$22	$(172)	194	113%	$106	$(96)	$202	210%

Earnings (loss) per share — basic:
Continuing operations	$.01	$(.05)			$.03	$(13)
Discontinued operations	—	—			—	10

	$.01	$(.05)			$.03	$(.03)

Earnings (loss) per share — diluted:
Continued operations	$.01	$(.05)			$.03	$(13)
Discontinued operations	—	—			—	10

	$.01	$(.05)			$.03	$(.03)

Weighted average number of common shares outstanding
Basic	3,175,206	3,172,206			3,175,206	3,171,885
Diluted	3,179,480	3,190,949			3,179,691	3,191,571
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
The composition of revenues for:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollar amounts in thousands)	2006	2005	Change	%	2006	2005	Change	%

Services	$11,694	$13,055	$(1,361)	-10%	$23,622	$26,924	$(3,302)	-12%
Product held for resale	675	903	(228)	-25%	1,493	1,713	(220)	-13%

Total Revenue	$12,369	$13,958	$(1,589)	-11%	$25,115	$28,637	$(3,522)	-12%

Revenues for the three months ended September 30, 2006 decreased 11%, or $1.6 million, to $12.4 million from $14.0 million for the three months ended September 30, 2005. For the six months ended September 30, 2006, revenues decreased 12%, or $3.5 million, from $28.6 million to $25.1 million. Revenues from services for the three months ended September 30, 2006 decreased 10%, or $1.3 million, to $11.7 million from $13.0 million for the three months ended September 30, 2005. For the six months ended September 30, 2006, revenues decreased 12%, or $3.3 million, to $23.6 million from $26.9 million for the comparable period ended September 30, 2005.
The decrease in revenues for the three and six month periods was attributable to our resignation from a large, nationwide enterprise maintenance contract, offset by new, more profitable business.
For the three months ended September 30, 2006, product held for resale decreased $228,000, or 25%, from $903,000 for the three months ended September 30, 2005 to $675,000. For the six months ended September 30, 2006, product held for resale decreased 13%, or $220,000, for the six months ended September 30, 2006 from $1.7 million for the six months ended September 30, 2005 to $1.5 million. The decrease in product held for resale was the absence of several large one time orders during the three and and six months ended September 30,2006. We have de-emphasized product sales and intend to focus on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
Costs
Included within costs are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. As we continue to expand our service offerings, we anticipate that the direct costs to support these service offerings will continue to increase in relation to the growth in revenues, however, our overall costs as a percent of revenue are expected to decrease as on-going cost containment efforts continue. We continue to aggressively pursue cost containment strategies and augment our service delivery process with automation tools.
On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volumes increase, these costs as a percentage of revenues increase, negatively impacting profit margins.
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

Costs were comprised of the following components:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollar amounts in thousands)	2006	2005	Change	%	2006	2005	Change	%

Service costs	$10,426	$11,663	$(1,237)	-11%	$20,944	$23,897	$(2,943)	-12%
Product costs	618	1,201	(583)	-49%	1,370	2,474	(1,104)	-45%

Total costs	$11,044	$12,864	$(1,820)	-14%	$22,314	$26,361	$(4,047)	-15%

Total costs for the three months ended September 30, 2006 decreased $1.8 million, to $11.0 million, or 14%, from $12.8 million for the same period in 2005. For the six months ended September 30, 2006, total costs decreased $4.0 million, or 15%, to $22.3 million compared to $26.3 million for the comparable period in 2005. As discussed above the decease in costs was primarily related to our resignation from a large, nationwide, loss generating enterprise maintenance contract. In addition, we experienced initial start-up costs related to the start of certain new contracts, which had a negative impact on our second quarter results. For the three and six months ended September 30, 2006, product costs decreased as a result of decreased revenues.
Gross Margin
As a percentage of revenues, gross margin was 11% for the three and six months ended September 30, 2006 and 8% for the three and six months ended September 30, 2005, respectively. For the three months ended September 30, 2006, our gross margins improved 21% growing $231,000, from $1.1 million to $1.325 million. For the six months ended September 30, 2006, gross margin increased 23% from $2.2 million in fiscal year 2006 to $2.8 million for the six months ended September 30, 2007. As discussed above, the improvement in our gross margin was the result of our resignation from a large, nationwide, loss generating enterprise maintenance contract, and increases in new, profitable business which was negatively impacted by initial start up costs that were expensed as incurred.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $256,000 for the three months ended September 30, 2006 compared to $350,000 for the three months ended September 30, 2005, a decrease of $94,000, or 27%. For the six months ended September 30, 2006, selling and marketing expense was $540,000 compared to $767,000, a 30% decrease for the six months ended September 30, 2005. The decrease in selling and marketing expense was the result of reduced personnel costs.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended September 30, 2006, general and administrative expenses decreased from $914,000 compared to $881,000 for the three months ended September 30, 2005, a decrease of 4%. For the six months ended September 30, 2006, general and administrative expenses decreased from $1.82 million for the six months ended September 30, 2005 to $1.74 million for the six months ended September 30, 2006, a decrease of approximately $75,000. The primary reason for the decrease in general and administrative expenses was decreases in personnel costs and depreciation expense. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For the three and six months ended September 30, 2006, we reported of compensation expense of approximately $14,000 and 19,000, respectively.

Interest Expense
Interest expense for the three months ended September 30, 2006 was $159,000 compared to $105,000 for the same period in 2005. For the six months ended September 30, 2006 and September 30, 2005, interest expense remained the same at $322,000. The primary reason for the increase in interest expense during the three months ended September 30, 2006 was higher interest rates and increased borrowings when compared to September 30, 2005.
Income Tax Expense (Benefit)
For the three months ended September 30, 2006, we recorded an income tax expense of $20,000 compared to an income tax benefit of $98,000 for the comparable period in 2005. For the six months ended September 30, 2006, we recorded an income tax expense of $100,000 compared to an income tax benefit of $224,000 for the six months ended September 30, 2005. The effective tax rate for the three and six months ended September 30, 2006 was approximately 49% compared to (36) % for the same periods last year.
Income from discontinued operations
For the six months ended September 30, 2005, income from discontinued operations was $310,000, net of income taxes of $164,000.
Net income (loss)
For the three months ended September 30, 2006, the net income was $22,000 compared to net loss of $172,000 for the comparable period in 2005. For the six months ended September 30, 2006, we recorded net income of $106,000 compared to net loss of $96,000 for the six months ended September 30, 2005. As discussed above, the reasons for the improvement in our operating results for the three and six month periods ended September 30, 2006, was new, profitable business awarded and the resignation from a large, nationwide, loss generating enterprise maintenance contract.
Liquidity and Capital Resources
As of September 30, 2006, we had approximately $246,000 of cash on hand. Sources of our cash for the three months ended September 30, 2006 have been from earnings from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity in the third fiscal quarter of 2006 will be, cash on hand generated from operating income and the cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2006 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
In July 2006, we signed multiple new enterprise maintenance solutions contracts and service agreements with various partners. The annual value of the contracts, in total, was approximately $6.2 million. The Company commenced services under all the contracts/agreements in July 2006. The contracts are expected to generate revenues of approximately $4.2 million during our fiscal year. With the commencement of these new engagements, we also amended and restated our credit and security agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, and to provide additional working capital for the start-up costs related to new contracts, should the need arise.
Although we have no current plans to undertake any future debt or equity financing, we will pursue all potential funding alternatives in the event we need additional capital. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner.

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
In furtherance of our business strategy, transactions we may enter into could increase or decrease our liquidity at any point in time. If we were to obtain a significant contract or make contract modifications, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, if we dispose of assets, we may receive proceeds from such sales which could increase our liquidity. From time to time, we may entertain discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
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
At September 30, 2006, we had working capital of $9.5 million compared to working capital of $9.7 million at March 31, 2006. The current ratio was 2.01 at September 30, 2006 compared to 1.87 at March 31, 2006.
Capital expenditures for the six months ended September 30, 2006 were $193,000 as compared to $123,000 for the same period 2005. We anticipate fiscal year 2007 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On July 6, 2006, we and our subsidiaries amended and restated our Second Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date under the agreement to June 30, 2008. The aggregate amount available to us under the agreement remains at $12.0 million. We also amended and restated the agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, which is based upon a borrowing base of up to 25% of our eligible inventory. We are permitted to use the proceeds of the auxiliary revolver facility for costs related to the commencement of any new contract. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on September 30, 2006 and on the last day of each quarter until the agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the agreement are collateralized by a first priority security interest on all of our assets as defined in the agreement. As of September 30, 2006, $6.3 million was outstanding and $5.7 million was available to us. At September 30, 2006, there were no advances under the auxiliary revolver facility. The interest rate at September 30, 2006 was 8.5%.
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
At September 30, 2006, we were in compliance with the financial covenants contained in our revolving credit agreement.
If our customer base were to remain constant, we expect to have approximately $5.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, we will generally be required to invest significant initial start-up funds which are subsequently billed to customers and as a result may be required to draw down on our credit facility.
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
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $1.0 million at September 30, 2006. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On September 30, 2006, the affiliates held in the aggregate $500,000 and $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $102,000 at September 30, 2006.
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

New accounting standards
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning July 1, 2007 and we are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial condition or results of operations.
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning July 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for us beginning July 1, 2007. We do not believe the initial adoption will have a material impact on our financial condition.

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
The information below summarizes our sensitivity to market risks as of September 30, 2006. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2006 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)	September 30, 2006

Debt obligations

Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Average interest rate of 8.50%.	$6,313

8% subordinated notes payable to affiliate due July 1, 2008	1,000

Long Term lease payable	170

Total fixed rate debt	1,170

Total debt	$7,483

At September 30, 2006, we had $7.5 million of debt outstanding of which $1.2 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

During fiscal 2005, we began to evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning in fiscal year ending March 31, 2008, In this regard, management will be required to dedicate internal resources to (i) assess and document to adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Shareholders Meeting on July 21, 2006
1. Election of Directors. The following directors were elected for a term of one year:

				%OF
			%OF	OUTSTANDING
NOMINEE	FOR	WITHHELD	VOTING SHARES	SHARES
JOHN H. GROVER	2,641,167	28,700	98.9%	83.18%
JOHN M. TOUPS	2,639,017	30,850	98.8%	83.11%
DANIEL R. YOUNG	2,641,167	28,700	98.9%	83.18%
THOMAS L. HEWITT	2,641,167	28,700	98.9%	83.18%
ARCH C. SCURLOCK, JR.	2,639,017	30,850	98.8%	83.11%
GERALD F. RYLES	2,641,167	27,800	98.9%	83.18%
CHARLES L. MCNEW	2,641,167	27,800	98.9%	83.18%

Item 5. Other Information
None
Item 6. Exhibits

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)
Date: November 14, 2006	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: November 14, 2006	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)