Form 10-Q
period 2006-12-31
HALIFAX CORP
filed 2007-02-13
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of February 1, 2007.

HALIFAX CORPORATION

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
HALIFAX CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
(Amounts in thousands)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$112	$400
Restricted cash	665	625
Trade accounts receivable, net	10,928	11,415
Inventory, net	5,884	6,363
Prepaid expenses and other current assets	383	722
Deferred tax asset	985	1,332

TOTAL CURRENT ASSETS	18,957	20,857

PROPERTY AND EQUIPMENT	1,154	1,381
GOODWILL	2,918	2,918
INTANGIBLE ASSETS	1,027	1,295
OTHER ASSETS	123	130
DEFERRED TAX ASSET	977	828

TOTAL ASSETS	$25,156	$27,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,888	$3,975
Accrued expenses	3,182	3,160
Notes payable	—	168
Income taxes payable	20	331
Deferred maintenance revenue	3,141	3,515
Current portion of long-term debt	33	34

TOTAL CURRENT LIABILITIES	9,264	11,183

LONG-TERM BANK DEBT	6,444	6,891
SUBORDINATED DEBT — PAYABLE TO AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	128	154
DEFERRED INCOME	174	218

TOTAL LIABILITIES	17,010	19,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,431,890 as of December 31, 2006 and March 31, 2006 Outstanding — 3,175,206 shares as of December 31, 2006 and March 31, 2006	828	828
Additional paid-in capital	9,043	9,017
Accumulated (deficit)	(1,513)	(1,670)
Less Treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	8,146	7,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,156	$27,409

     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousand, except share data)	2006	2005	2006	2005
		Restated		Restated

Revenues	$12,603	$13,390	$37,718	$42,027
Costs	11,202	13,076	33,516	39,437

Gross margin	1,401	314	4,202	2,590

Selling and marketing	243	346	785	1,113
General and administrative	847	913	2,594	2,735
Severance costs	—	144	—	144

Operating income (loss)	311	(1,089)	823	(1,402)

Other income	(8)	—	(23)	(5)
Interest expense	171	135	492	458

Income (loss) before income taxes	148	(1,224)	354	(1,855)

Income tax expense (benefit)	97	(441)	197	(665)

Income (loss) from continuing operations	51	(783)	157	(1,190)

Income from discontinued operations (net of taxes of $164)	—	—	—	310
Gain on sale of discontinued operations (net of taxes of $3,900)	—	2,182	—	2,182

Net income	$51	$1,399	$157	$1,302

Earnings (loss) per share — basic
Continuing operations	$.02	$(.25)	$.05	$(.37)
Discontinued operations	—	—	—	.10
Gain on sale of discontinued operations	—	.69	—	.68

	$.02	$.44	$.05	$.41

Earnings (loss) per share — diluted
Continuing operations	$.02	$(.25)	$.05	$(.37)
Discontinued operations	—	—	—	.10
Gain on sale of discontinued operations	—	.69	—	.68

	$.02	$.44	$.05	$.41

Weighted average number of shares outstanding
Basic	3,175,206	3,172,206	3,175,206	3,171,992
Diluted	3,178,957	3,183,370	3,179,171	3,187,613
     No effect is given to dilutive securities for loss periods.
     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2006 (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	December 31,
	2006	2005
		Restated
Cash flows from operating activities:

Net income	$157	$1,302

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	742	809
Deferred tax expense (benefit)	197	(253)
Share-based compensation	27	—
Gain on sale of discontinued operations	—	(2,182)
Changes in operating assets and liabilities:
Accounts receivable	484	(922)
Inventory	479	(723)
Prepaid expenses and other assets	348	(254)
Accounts payable and accrued expenses	(1,065)	(4,204)
Income taxes payable	(311)	(106)
Deferred maintenance revenue	(375)	(247)
Deferred income	(44)	(45)

Total adjustments	482	79

Net cash provided by (used in) operating activities	639	(6,825)

Cash flows from investing activities:

Acquisition of property and equipment	(246)	(248)
Proceeds from sale of discontinued operations	—	13,057
Restricted cash	(40)	(2,024)
Payment for purchase of acquired entities (net of cash received)	—	(330)

Net cash (used in) provided by investing activities	(286)	10,455

Cash flows from financing activities:

Proceeds from bank borrowing	24,883	33,080
Retirement of bank debt	(25,330)	(35,515)
Retirement of other-long-term debt	(26)	(1,416)
Retirement of acquisition debt	(168)	(494)
Issuance of common stock	—	6

Net cash used in financing activities	(641)	(4,339)

Net decrease in cash	(288)	(709)

Cash at beginning of period	400	1,264

Cash at end of period	$112	$555

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$548	$268

Cash paid for income taxes	$321	$66

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2006 and 8-K dated January 24, 2007 filed with the Securities and Exchange Commission. The prior period financial statements have been restated as discussed in Note 2.
Note 2 — Sale of Secure Network Services Business
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement with INDUS Corporation pursuant to which it sold substantially all of the assets and certain liabilities of its secure network services business (“SNS”). The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow to serve as security to obtain certain consents, novations and indemnification obligations. On July 8, 2005, $1.0 million of the amount held in escrow to serve as security to obtain certain consents was released to the Company. Certain other novations and consents required under the asset purchase agreement were received and, on January 26, 2006, $1.375 million plus accrued interest of $24,000 was paid and released to the Company. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow (restricted cash on the accompanying balance sheet) as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there were no such obligations, these funds would have been released to the Company eighteen (18) months following the date of closing, or December 31, 2006. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest, should be disbursed to Indus. The Company delivered a Response Notice to the escrow agent and Indus and disputed the claims of Indus set forth in its Notice of Claim. The Company believes the claim is without merit and is working vigorously to resolve the matter. Therefore, no adjustments to the accompanying financial statements have been made relating to this matter.
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
Subsequent to its year end, the Company identified an inconsistency in our original reporting of this transaction contained in our annual report on Form 10-K for the year ended March 31, 2006. In applying the guidance contained in paragraph 39 of SFAS No. 142 in recording the gain, goodwill should have been allocated to the basis of SNS based on its relative fair value. The effect of this adjustment would have been to reduce the loss from operations from approximately $4.7 million ($1.41 per share) to $1.5 million ($.40 per share), as there would not have been an impairment of goodwill, with an offsetting reduction of the related gain on sale from approximately $5.7 million ($1.80 per share) to $2.5 million ($.79 per share). Net income as reported did not change as a result of this inconsistency. On January 18, 2007, management of the Company completed its review and determined that a restatement of its annual report filed on Form 10-K for the year ended March 31, 2006 and quarterly reports for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 was necessary. The Company is in the process of amending its filings.
The financial information presented for the three and nine months ended December 31, 2005 has been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information for the three and nine months ended December 31, 2005.

	Three Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2005
(Amounts in thousand, except share data)	As reported	Restated	As reported	Restated

Goodwill impairment loss	$3,211	$—	$3,211	$—

Operating loss	(4,300)	(1,809)	(4,613)	(1,402)

Loss from continuing operations	(3,994)	(783)	(4,401)	(1,190)

Income from discontinued operations (net of taxes of $164)	—	—	310	310
Gain on sale of discontinued operations (net of taxes of $3,900)	5,393	2,182	5,393	2,182

Net income	$1,399	$1,399	$1,302	$1,302

Earnings (loss) per share — basic and diluted
Continuing operations	$(1.26)	$(.25)	$(1.39)	$(.37)
Discontinued operations	—	—	.10	.10
Gain on sale of discontinued operations	1.70	.69	1.70	.68

	$.44	$44	$.41	$.41

Note 3 — Accounts Receivable consisted of the following:
     (amounts in thousands)

	December 31, 2006	March 31, 2006

Amounts billed	$10,666	$11,079
Amounts unbilled	516	501
Allowance for doubtful accounts	(254)	(165)

Accounts receivable, net	$10,928	$11,415

Note 4 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of allowances for inventory valuation reserve of $827,000 at December 31, 2006 and March 31, 2006.
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
Note 6 — Debt Obligations
Bank Debt
On July 6, 2006, the Company and its subsidiaries amended and restated the Amended and Restated Loan and Security Agreement (“revolving credit agreement”) with Provident Bank. The maturity date is June 30, 2008. Effective December 27, 2006, the Company reduced its maximum availability under the agreement from $12.0 million to $10.0 million due to excess borrowing capacity. Such amount may be restored in the future if required for operations. There was no change to the auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, which is based upon a borrowing base of up to 25% of our eligible inventory. The Company is permitted to use the proceeds of the auxiliary revolver facility for costs related to the commencement of any new contract.
The amount outstanding under the revolving credit agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). The fee is paid on the last day of each quarter. Additionally, the Company pays a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of its assets as defined in the revolving credit agreement. As of December 31, 2006, $6.4 million was outstanding and $3.6 million was available to us. At December 31, 2006, there were no advances on the auxiliary revolver facility. The interest rate at December 31, 2006 was 8.5%.
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
At December 31, 2006, the Company was in compliance with the financial covenants contained in its revolving credit agreement.
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
With the amendment of its revolving credit agreement with Provident Bank on July 6, 2006, the Company’s 8% promissory notes maturity date was extended to July 1, 2008, which date is the next day immediately succeeding the expiration of the revolving credit agreement. As of December 31, 2006, the principal balance on the aggregate principal balance of the 8% promissory notes was $1.0 million.

The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the notes to the Affiliates was approximately $122,000 at December 31, 2006.
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
Prior to the adoption of SFAS No. 123R, the tax benefits resulting from the exercise of stock options were immaterial to the financial statements or operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. There were no options exercised during the nine months ended December 31, 2006 and as a result excess tax benefits were $0 for the three and nine months then ended.
As a result of adopting SFAS No. 123R, the Company recorded $8,000 and $27,000 of stock-based compensation expense, in its statement of operations and is included in general and administrative expenses for the three and nine months ended December 31, 2006. This stock-based compensation expense did not materially impact basic and diluted earnings per share for the three and nine months ended December 31, 2006.
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
There were no options grants during the quarter ended December 31, 2006. During the quarter ended September 30, 2006, the Company issued 97,300 options. The weighted average grant date fair value of the options was $1.63. The Company’s options expire 10 years after grant date. In calculating fair value, the following weighted-average assumptions were used for options granted.
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
As of December 31, 2006, there was $155,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with 40% of the total amortization cost being recognized within the next 24 months.
Stock Option Activity
During the quarter ended December 31, 2006, there were no grants of stock options to purchase shares of common stock. There were no exercises of or terminations/expirations of options to purchase shares of common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at December 31, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	9.25 years	$3.40	27,800	$3.40
3.00	97,300	9.50 years	3.00	—	—
The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at December 31, 2006.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$10.25	24,250	.75 years	$10.25	24,250	$10.25
7.03	10,500	1.75 years	7.03	10,500	7.03
5.57-7.56	77,000	3.00 years	6.23	77,000	6.23
5.38-7.06	64,500	3.50 years	5.80	64,500	5.80
1.80-4.05	76,000	5.00 years	3.49	76,000	3.49
3.10-5.00	45,667	6.00 years	3.51	31,542	3.69
4.11-5.70	18,000	6.50 years	4.55	13,388	4.41
4.45-5.02	81,000	7.60 years	4.58	78,475	4.59

$2.60-$7.56	396,917		$5.18	375,655	$5.26

The intrinsic value of stock options outstanding at December 31, 2006 was approximately $10,100.

Pro Forma Disclosures
Under the modified prospective method, results for the three and nine month ended December 31, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the three and nine months ended December 31, 2005 are presented below.

(Amounts in thousands, except share data)	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005

Net income as reported	$1,399	$1,302

Add: Compensation expense under APB No 25	—	—
Deduct: Stock-based compensation expense under the fair value method, net of tax	20	60

Pro-forma net income	$1,379	$1,242

Earnings per common share (as reported):
Basic	$.44	$.41
Diluted	$.44	$.41

Pro-forma earnings per common share:
Basic	$.43	$.39
Diluted	$.43	$.39
These pro-forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
Note 8 — New accounting standards
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal year beginning April 1, 2007 and the Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning March 31, 2007. The Company is does not believe that the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, continued losses, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Overview
We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. In September 2004, we completed the acquisition of AlphaNational Technology Services, Inc., in August 2003; we completed the acquisition of Microserv, Inc., and most recently, in December 2005, we acquired a contract from Technical Service and Support, Inc. (“TSSI”). These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. In June 2005, we sold substantially all of the assets and certain liabilities of our secure network services business (“SNS”). We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction.
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
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement with INDUS pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business (“SNS”). The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately of $608,000 for total consideration approximately $13.1 million. The asset purchase agreement provided that $3.0 million of the purchase price was to be held in escrow as security to obtain certain consents, novations, and indemnification obligations. On July 8, 2005, $1.0 million of the amount held in escrow to serve as security to obtain certain consents was released to us. Certain novations and consents required under the asset purchase agreement were received and on January 26, 2006, and $1.375 million plus accrued interest of $24,000 was released to us. Accordingly, $625,000 of the original escrow amount plus accrued interest remains in escrow as security for the payment of the Company’s indemnification obligations pursuant to the asset purchase agreement. If there were no such obligations, these funds would have been released to the Company eighteen (18) months following the date of closing, or December 31, 2006. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest, should be disbursed to Indus. We delivered a Response Notice to the escrow agent and Indus and disputed the claims of Indus set forth in its Notice of Claim. We believe the claim is without merit and are working vigorously to resolve the matter. (See Note 2 of the notes to Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarter ended December 31, 2005 for a discussion of the provisions related to the novations and consents the Company was required to and did obtain.)
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
Subsequent to our year end, we have identified an inconsistency in our original reporting of this transaction contained in our annual report on Form 10-K for the year ended March 31, 2006. In applying the guidance contained in paragraph 39 of SFAS No. 142 in recording the gain, goodwill should have been allocated to the basis of SNS based on its relative fair value. The effect of this adjustment would have been a reduction to the loss from operations from approximately $4.7 million to $1.5 million, as there would not have been an impairment of goodwill, with an offsetting reduction of the related gain on sale from approximately $5.7 million to $2.5 million. Net income as reported did not change as a result of this inconsistency. On January 18, 2007, management of the Company completed its review and determined that a restatement of its annual report filed on Form 10-K for the year ended March 31, 2006 and quarterly reports for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 was necessary. We are in the process of amending our filings.
The financial information presented for the three and nine months ended December 31, 2005 has been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information for the three and nine months ended December 31, 2005.

	Three Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2005
(Amounts in thousand, except share data)	As reported	Restated	As reported	Restated

Goodwill impairment loss	$3,211	$—	$3,211	$—

Operating loss	(4,300)	(1,809)	(4,613)	(1,402)

Loss from continuing operations	(3,994)	(783)	(4,401)	(1,190)

Income from discontinued operations (net of taxes of $164)	—	—	310	310
Gain on sale of discontinued operations (net of taxes of $3,900)	5,393	2,182	5,393	2,182

Net income	$1,399	$1,399	$1,302	$1,302

Earnings (loss) per share — basic and diluted
Continuing operations	$(1.26)	$(.25)	$(1.39)	$(.37)
Discontinued operations	—	—	.10	.10
Gain on sale of discontinued operations	1.70	.69	1.70	.68

	$.44	$44	$.41	$.41

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended December 31, 2006 and 2005, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended December 31,				Nine months ended December 31,
Results of Operations	2006	2005	Change	%	2006	2005	Change	%
		Restated				Restated

Revenues	$12,603	$13,390	(787)	(6%)	37,718	$42,027	(4,309)	(10%)

Costs	11,202	13,076	(1,874)	(14%)	33,516	39,437	(5,921)	(15%)

Percent of revenues	89%	98%			89%	94%

Gross margin	1,401	314	1,087	345%	4,202	2,590	1,612	62%
Percent of revenues	11%	2%			11%	6%

Selling and marketing	243	346	(103)	(30%)	785	1,113	(328)	(29%)
Percent of revenues	2%	3%			2%	3%
General & administrative	847	913	(66)	(7%)	2,594	2,735	(141)	(5%)
Percent of revenues	7%	7%			7%	7%
Severance costs	—	144	(144)	NM	—	144	(144)	NM

Operating income (loss)	311	(1,089)	1,400	129%	823	(1,402)	2,225	159%
Percent of revenues	3%	(8%)			2%	(3%)
Other income	(8)	—	8	NM	(23)	(5)	18	NM
Interest expense	171	135	36	25%	492	458	34	7%

Income(loss) before income tax	148	(1,224)	1,372	112%	354	(1,855)	2,209	119%
Income tax expense (benefit)	97	(441)	538	122%	197	(665)	862	130%

Income (loss) from continuing operations	51	(783)	834	107%	157	(1,190)	1347	113%
Income from discontinued operations (net of taxes)	—	—	—	—	—	310	—	NM
Gain on sale of discontinued operations (net of taxes)	—	2,182	(2,182)	NM	—	2,182	(2,182)	NM

Net income	$51	$1,399	(1,348)	(96%)	$157	$1,302	(1,145)	(88%)

Earnings (loss) per share — basic:
Continuing operations	$.02	$(.25)			$.05	$(.37)
Discontinued operations	—	—			—	10
Gain on sale of discontinued operations	—	69			—	.68

	$.02	$44			$.05	$.41

Earnings (loss) per share — diluted:
Continuing operations	$.02	$(.25)			$.05	$(.37)
Discontinued operations	—	—			—	10
Gain on sale of discontinued operations	—	69			—	.68

	$.02	$44			$.05	$.41

Weighted average number of common shares outstanding
Basic	3,175,206	3,172,206			3,175,206	3,171,992
Diluted	3,178,957	3,183,370			3,179,171	3,187,613
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
The composition of revenues for:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollar amounts in thousands)	2006	2005	Change	%	2006	2005	Change	%

Services	$12,052	$12,559	$(507)	(4%)	$35,674	$38,948	$(3,274)	(8%)
Product held for resale	551	831	(280)	(34%)	2,044	3,079	(1,035)	(34%)

Total Revenue	$12,603	$13,390	$(787)	(6%)	$37,718	$42,027	$(4,309)	(10%)

Revenues for the three months ended December 31, 2006 decreased 6%, or $787 thousand, to $12.6 million from $13.4 million for the three months ended December 31, 2005. For the nine months ended December 31, 2006, revenues decreased 10%, or $4.3 million, from $42 million to $37.7 million. Revenues from services for the three months ended December 31, 2006 decreased 4%, or $507,000, to $12.1 million from $12.6 million for the three months ended December 31, 2005. For the nine months ended December 31, 2006, services revenues decreased 8%, or $3.3 million, to $35.6 million from $38.9 million for the comparable period ended December 31, 2005. The decrease in revenues for the three and nine month periods was attributable to our resignation from a large, nationwide enterprise maintenance contract, partially offset by new, more profitable business.
For the three months ended December 31, 2006, product held for resale decreased $280,000, or 34%, from $831,000 for the three months ended December 31, 2005 to $551,000 for the three months ended December 31, 2006. For the nine months ended December 31, 2006, product held for resale decreased 34%, or $1.0 million, from $3.1 million for the nine months ended December 31, 2005 to $2.0 million for the three months ended December 31, 2006. The decrease in product held for resale was the absence of several large one time orders during the three and nine months ended December 31, 2006. We have de-emphasized product sales and intend to focus on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
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

Costs were comprised of the following components:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollar amounts in thousands)	2006	2005	Change	%	2006	2005	Change	%

Service costs	$10,701	$12,304	$(1,603)	(13%)	$31,648	$36,620	$(4,972)	(14%)
Product costs	501	772	(271)	(35%)	1,868	2,817	(949)	(34%)

Total costs	$11,202	$13,076	$(1,874)	(14%)	$33,516	$39,437	$(5,921)	(15%)

Total costs for the three months ended December 31, 2006 decreased $1.9 million, to $11.2 million, or 14%, from $13.1 million for the same period in 2005. For the nine months ended December 31, 2006, total costs decreased $5.9 million, or 15%, to $33.5 million compared to $39.4 million for the comparable period in 2005. As discussed above, the decease in service costs was primarily related to our resignation from a large, nationwide, loss generating enterprise maintenance contract. In addition, initial start-up costs related to the start of certain new contracts had a negative impact on our third quarter results. For the three and nine months ended December 31, 2006, product costs decreased as a result of decreased revenues.
Gross Margin
As a percentage of revenues, gross margin was 11% for the three months ended December 31, 2006 compared to 2% the same three month period ended December 31, 2005. The gross margin percentage was 11% for the nine months ended December 31, 2006 and 6% for the nine months ended December 31, 2005, respectively. For the three months ended December 31, 2006, our gross margins improved 346% growing to $1.4 million, from $314,000 in the same period ended December 31, 2005. For the nine months ended December 31, 2006, gross margin increased 62% from $2.6 million in fiscal year 2005 to $4.2 million. As discussed above, the improvement in our gross margin was the result of our resignation from a large, nationwide, loss generating enterprise maintenance contract, and increases in new, more profitable business.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $243,000 for the three months ended December 31, 2006 compared to $346,000 for the three months ended December 31, 2005, a decrease of $103,000, or 30%. For the nine months ended December 31, 2006, selling and marketing expense decreased from $785,000 to $1.1 million a 29% decrease for the nine months ended December 31, 2005. The decrease in selling and marketing expense was the result of reduced personnel costs.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended December 31, 2006, general and administrative expenses decreased from $913,000 to $847,000 compared to the three months ended December 31, 2005, a decrease of 7%. For the nine months ended December 31, 2006, general and administrative expenses decreased from $2.7 million for the nine months ended December 31, 2005 to $2.6 million for the nine months ended December 31, 2006, a decrease of approximately $141,000. The primary reason for the decrease in general and administrative expenses was decreases in personnel costs and depreciation expense. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission (“SEC”) regulations and American Stock Exchange requirements, and amending our SEC filings will increase general and administrative expenses and will have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For the three and nine months ended December 31, 2006, we reported of compensation expense of approximately $8,000 and $27,000, respectively. There was no compensation expense related to stock options for the comparable period last year.
Interest Expense
Interest expense for the three months ended December 31, 2006 was $171,000 compared to $135,000 for the same period in 2005. For the nine months ended December 31, 2006 and December 31, 2005, interest expense was $492,000 and $458,000, respectively. The primary reason for the increase in interest expense during the three months ended December 31, 2006 was higher interest rates and increased borrowings when compared to the three and nine months ended December 31, 2005.
Income Tax Expense (Benefit)
For the three months ended December 31, 2006, we recorded an income tax expense of $97,000 compared to an income tax benefit of $441,000 for the comparable period in 2005. For the nine months ended December 31, 2006, we recorded an income tax expense of $197,000 compared to an income tax benefit of $665,000 for the nine months ended December 31, 2005. The effective tax rate for the three and nine months ended December 31, 2006 was approximately 55% compared to (36) % for the same periods last year. The increase in the tax provision is attributable to the return to profitability. The change in the effective rate from fiscal year 2006 to fiscal year 2007 was attributable to recording a tax benefit due to the losses from continuing operations in fiscal year 2006 compared to tax expense in during fiscal year 2007. The effective tax rate of 55% was a result of increasing income per books for items which are not deductible for tax purposes, including such items as amortization of intangibles and other non deductible items.
Income from discontinued operations
For the nine months ended December 31, 2005, income from discontinued operations was $310,000, net of income taxes of $164,000.
Net income
For the three months ended December 31, 2006, the net income was $51,000 compared to net income of $1.4 million for the comparable period in 2005. For the nine months ended December 31, 2006, we recorded net income of $157,000 compared to net income of $1.4 million for the nine months ended December 31, 2005. As discussed above, the reasons for the improvement in our operating results for the three and nine month periods ended December 31, 2006, was new, profitable business awarded this fiscal year and our resignation from a large, nationwide, loss generating enterprise maintenance contract. During the quarter ended December 31, 2005, we recorded a gain on the sale of SNS of $2.2 million, resulting in net income for the three and none months ended of $1.4 million and $1.3 million, respectively.
Liquidity and Capital Resources
As of December 31, 2006, we had approximately $112,000 of cash on hand. Sources of our cash for the three months ended December 31, 2006 have been from earnings from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity in the fourth fiscal quarter will be cash on hand, cash generated from operating income and the cash available to us under our revolving credit agreement.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2006 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
In July 2006, we signed multiple new enterprise maintenance solutions contracts and service agreements with various partners. The annual value of the contracts, in total, was approximately $6.2 million. The Company commenced services under all the contracts/agreements in July 2006. The contracts are expected to generate revenues of approximately $3.0 million over the next twelve months. With the commencement of these new engagements, we also amended and restated our credit and security agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, to provide additional working capital for the start-up costs related to new contracts, should the need arise. There were no advances under the auxiliary revolver facility during the quarter ended December 31, 2006.
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
At December 31, 2006 and March 31, 2006 we had working capital of $9.7 million. The current ratio was 2.05 at December 31, 2006 compared to 1.87 at March 31, 2006.
Capital expenditures for the nine months ended December 31, 2006 were $246,000 as compared to $248,000 for the same period in 2005. We anticipate fiscal year 2007 technology requirements to result in capital expenditures totaling approximately $500,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On July 6, 2006, we and our subsidiaries amended and restated our Second Amended and Restated Loan and Security Agreement with Provident Bank to extend the maturity date under the agreement to June 30, 2008. We also amended and restated the agreement to provide for an auxiliary revolver facility with a maximum borrowing capacity of $1.0 million, which is based upon a borrowing base of up to 25% of our eligible inventory. The aggregate amount available to us under the agreement was reduced to $10.0 million effective December 27, 2006, due to excess borrowing capacity. Such amount may be restored in the future if required for operations. We are permitted to use the proceeds of the auxiliary revolver facility for costs related to the commencement of any new contract. The amount outstanding under the agreement bears interest at the bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on December 31, 2006 and on the last day of each quarter until the agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the agreement are collateralized by a first priority security interest on all of our assets as defined in the agreement. As of December 31, 2006, $6.4 million was outstanding and $3.6 million was available to us. At December 31, 2006, there were no advances under the auxiliary revolver facility. The interest rate at December 31, 2006 was 8.5%.
The agreement contains representations, warranties and covenants that are that are customary in connection with a transaction of this type. The agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of nine months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, and (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members. The agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth, current ratio, total liabilities to net worth ratio, debt service coverage and current ratio, as more fully described in the agreement.
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
At December 31, 2006, we were in compliance with the financial covenants contained in our revolving credit agreement.
If our customer base were to remain constant, we expect to have approximately $3.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, we will generally be required to invest significant initial start-up funds which are subsequently billed to customers and as a result may be required to draw down on our credit facility.
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
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, totaled $1.0 million at December 31, 2006. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On December 31, 2006, the affiliates held in the aggregate $500,000 and $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $122,000 at December 31, 2006.
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
New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning April 1, 2007 and we are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial condition or results of operations.
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning April 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for us beginning March 31, 2007. We do not believe the initial adoption will have a material impact on our financial condition.

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
The information below summarizes our sensitivity to market risks as of December 31, 2006. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2006 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)
Debt obligations	December 31, 2006

Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Current interest rate of 8.50%.	$6,444

8% subordinated notes payable to affiliate due July 1, 2008	1,000
Long Term lease payable	161

Total fixed rate debt	1,161

Total debt	$7,605

At December 31, 2006, we had $7.6 million of debt outstanding of which $1.2 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
During fiscal year 2005, we began to evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning in fiscal year ending March 31, 2008. In this regard, management will be required to dedicate internal resources to (i) assess and document the adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.
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

HALIFAX CORPORATION (Registrant)
Date: February 13, 2007	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: February 13, 2007	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)