Form 10-K/A
period 2006-03-31
HALIFAX CORP
filed 2007-06-19
CIK 720671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 1-08964
Halifax Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code (703) 658-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.24 par value)	Name of each exchange on which registered American Stock Exchange
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2006

Common Stock $0.24 par value	3,172,206

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant’s 2006 Annual Meeting of Shareholders, which definitive proxy statement was filed with the Securities and Exchange Commission on June 28,2006, are incorporated by reference into Part III. Notwithstanding such incorporation, the Audit Committee Report, Compensation Committee Report and the graph showing performance of our stock and other information in the 2006 Proxy Statement that is not required to be included in Part III shall not be deemed to be incorporated by reference into or filed as part of this report.
Explanatory Note
Based upon the review of the sale of our secure network services (“SNS”) division disclosed in our annual report on Form 10-K for the year ended March 31, 2006, it was determined that a restatement of the consolidated financial statements included in our Form 10-K for the year ended March 31, 2006 and our quarterly financial statements included in quarterly reports on Form 10-Q for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 was necessary to correct an inconsistency in the Company’s reporting of the gain on the sale of this division. Specifically, these adjustments reduce the loss from operations from $4.5 million to $1.3 million and reduce the related gain on sale to From $5.7 million to $2.5 million. No change to net income result from this restatement.
This Amendment No. 1 to our Form 10-K for the year ended March 31, 2006, initially filed with the Securities and Exchange Commission on June 23, 2006 (“the Form 10-K”), is being filed to reflect the restatement of our consolidated statement of operations for the year ended March 31, 2006 and our consolidated balance sheet, consolidated statement of operations, and consolidated statements of cash flows as of and for the year ended March 31, 2006 and the notes related thereto, as well as corresponding changes to the discussion of the results of operations for the year ended March 31, 2006 compared to the year ended March 31, 2005, and Liquidity and Capital Resources contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Items 7 and 8 of Part II. Item 9A, Controls and Procedures was also revised. For a more detailed description of this restatement, see Notes 5 and 12, “Goodwill and other Intangible Assets” and “Discontinued Operations and Restatement”, respectively to the accompanying consolidated financial statements and the section entitled “Restatement of Fiscal 2006 Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.
This Form 10-K/A amends and restates Items 1, 1A of Part I, Items 6, 7 and 9A of Part II and 15 of Part IV of the Initial Filing. No other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events.
We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

The asset purchase agreement contains representations, warranties, covenants and related indemnification provisions, in each case that are customary in connection with a transaction of this type; however, certain of the representations and warranties required updating to a date which is the earlier of the contract novation or thirty months from the closing. In addition, survival periods applicable to such updated warranties may be extended together with related indemnification periods. As of March 31, 2006 the Company was not aware of any claims associated with the remaining escrow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of Secure Network Services Business.” The secure network services business comprised approximately $13.6 million, or 22%, and $9.5 million, or 19%, of our revenues for the fiscal years ended 2005 and 2004 and represented 9% of the Company’s assets at March 31, 2005.
As a result of receiving notification that the key contract had been novated, the Company recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $2.5 million, as restated (net of income taxes of approximately $3.6 million). As a result of the sale of the secure network services business, the Company utilized a portion of its net operating loss carryforward in fiscal year ending March 31, 2006 and has reduced its deferred tax asset accordingly.
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
We experienced a loss from continuing operations of $1.3 million in fiscal 2006, and continued losses may negatively impact our financial position and value of our common stock.
We incurred a loss from continuing operations in fiscal 2006 of $1.3 million. The primary reasons for the loss from continuing operations in fiscal 2006 was expenses associated with a long-term, nationwide, enterprise maintenance contract which terminated on April 30, 2006. In addition, we may not be able to generate sufficient new business to replace the contribution margins derived from the contracts sold in connection with the sale of our secure network services business sold on June 30, 2005, contain costs to a reduced level or expand our existing business in order to regain profitable operations. Although we reported net income for the year ended March 31, 2006, the net income was the result of gain on the sale of our secure network services business on June 30, 2005.
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
Unfavorable economic conditions and additional costs associated with a new long-term nationwide enterprise maintenance contract have adversely affected our results of operations and led to a decline in our growth rates. We incurred a loss from continuing operations of $1.3 million for the fiscal year ended March 31, 2006, which included the effect of additional costs from this contract. This contract was terminated on April 30, 2006.
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
On June 30, 2005, we sold our secure network services business. For fiscal years ended March 31, 2005 and 2004 the secure network services business generated revenues of $13.6 million and $9.4 million, respectively. Contribution to overhead of this business was $2.2 million and $1.2 million for fiscal years 2005 and 2004. If we are unable to generate sufficient new business to replace the business sold, we may be forced to consolidate our operations to reduce operating expense sufficiently to regain profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to regain profitability in the future.

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
Charles L. McNew, age fifty-four, is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and then Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Master Degree in Business Administration from Drexel University and a Bachelor of Science degree in accounting from Penn State.
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

	Years Ended March 31,
	(Restated)
(Amounts in thousands, except share data)	2006(1)	2005(1)	2004(2)	2003(1)	2002
Revenues — continuing operations	$54,911	$48,426	$40,056	$38,974	$42,249

(Loss) income from continuing operations	(1,276)	(2,789)	3,493	(122)	36
Discontinued operations	310	1,378	735	770	266
Gain on sale of discontinued operations	2,502	—	—	—	—

Net income (loss)	$1,536	$(1,411)	$4,228	$648	$302

Income(loss) per common share — basic
Continuing operations	$(.40)	$(.92)	$1.32	$(.05)	$.02
Discontinued operations	.09	.46	.28	.35	.12
Gain on sale of discontinued operations	.79	—	—	—	—

	$.48	$(.46)	$1.60	$.30	$.14

Income (loss) per common share — diluted
Continuing operations	$(.40)	$(.92)	$1.27	$(.05)	$.02
Discontinued operations	.09	.46	.27	.35	.12
Gain on sale of discontinued operations	.79	—	—	—	—

	$.48	$(.46)	$1.54	$.30	$.14

Weighted average number of shares outstanding
Basic	3,173,795	3,043,465	2,638,345	2,175,781	2,100,321
Diluted	3,188,082	3,094,922	2,787,656	2,212,360	2,106,478

Dividends per common share	$—	$—	$—	$—	$—

	At March 31,
	2006	2005	2004	2003	2002
Total Assets	$27,409	$33,750	$26,491	$17,981	$20,845

Long-term obligations	$8,263	$12,144	$9,983	$10,138	$11,295

(1)	No effect is given to dilutive securities for loss periods.

(2)	See Note 11 to the consolidated financial statements for discussion of deferred tax benefit.

(3)	We completed the acquisitions during fiscal years ended 2005 and 2004, which affects the comparability of selected financial data. See Note 4 for information regarding the AlphaNational acquisition, which occurred on September 30, 2004, and the Microserv, Inc. acquisition, which occurred on August 29, 2003.

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
We incurred an operating loss for year ended March 31, 2006, primarily as a result of the costs incurred related to a large nation-wide enterprise maintenance contract. The cost to service the large nation-wide enterprise maintenance contract, including parts, labor and certain unanticipated service delivery costs exceeded our estimates when pricing the contract. These costs were comprised of procurement and consumption of inventory, freight costs, increases in overtime and higher than anticipated usage of subcontractors. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor financial performance of this contract and operating results for the year ended March 31, 2006 and 2005. The contract was terminated on April 30, 2006.
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
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred. See “Risk Factors — We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.”

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
Restatement of Fiscal 2006 Financial Statements
Based upon the review of the sale of our secure network services (“SNS”) division disclosed in our annual report on Form 10-K for the year ended March 31, 2006, it was determined that a restatement of the financial statements included in our Form 10-K for the year ended March 31, 2006 and our quarterly financial statements included in quarterly reports on Form 10-Q for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 was necessary to correct an inconsistency in the Company’s reporting of the gain on the sale of this division. In applying the guidance contained in paragraph 39 of SFAS 142 in recording the gain, a portion of goodwill should have been allocated to the basis of SNS based on its relative fair value. Specifically, these adjustments reduced the loss from operations from $4.7 million to $1.5 million, with an offsetting reduction in the gain related gain on sale from $5.7 million to $2.5 million. No change to net income resulted from this restatement.

The financial information presented for the year ended March 31, 2006 has been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information for the year ended March 31, 2006.

(Amounts in thousand, except share data)	As reported	Restated
Goodwill impairment loss	$3,211	$—

Operating loss	(4,687)	(1,476)

Loss from continuing operations	(4,487)	(1,276)

Income from discontinued operations (net of taxes of $164)	310	310

Gain on sale of discontinued operations (net of taxes of $3,900)	5,713	2,502

Net income	$1,536	$1,536

Earnings (loss) per share — basic and diluted
Continuing operations	$(1.41)	$(.40)
Discontinued operations	.09	.09
Gain on sale of discontinued operations	1.80	.79

	$.48	$.48

The financial information presented as of March 31, 2005 has also been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information as of March 31, 2006.

	March 31,
	As reported	Restated
(Amounts in thousands)	2005	2005
Assets from discontinued operations	2,869	6,080

TOTAL CURRENT ASSETS	23,660	26,871

GOODWILL	6,129	2,918

TOTAL ASSETS	$33,750	$33,750

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

	Years Ended March 31,
(Amounts in thousands except share data)
	(Restated)
Results of Operations	2006	2005	Change	%	2005	2004	Change	%
Revenues	$54,911	$48,426	$6,485	13%	$48,426	$40,056	$8,370	21%

Costs of services	51,211	46,530	4,681	10%	46,530	35,323	11,207	32%

Percent of revenues	93%	96%			96%	88%

Gross Margin	3,700	1,896	1,804	95%	1,896	4,733	(2,837)	-60%
Percent of revenues	7%	4%			4%	12%

Selling	1,411	1,771	(360)	-20%	1,771	1,788	(17)	-1%
Percent of revenues	3%	4%			4%	4%

General and administrative	3,621	3,725	(104)	-3%	3,725	3,086	639	21%
Percent of revenues	7%	8%			8%	8%

Abandonment of lease	—	179	(179)	N/M	179	—	179	N/M
Loss on terminated contracts	144	—	144	N/M	—		—	—

Total operating expenses	5,176	5,675	(499)	-9%	5,675	4,874	801	16%

Percent of Revenues	9%	12%			12%	12%

Operating (loss) income	(1,476)	(3,779)	2,303	60%	(3,779)	(141)	(3,638)	2,580%
Percent of revenues	-3%	-8%			-8%

Interest expense	583	663	(80)	-12%	663	591	72	12%

Other income	(6)	—	6	—	—	(15)	15	—

Loss before taxes	(2,053)	(4,442)	(2,389)	19%	(4,442)	(717)	(3,725)	-520%

Income tax (benefit) expense	(777)	(1,653)	876	-53%	(1,653)	(4,210)	2,557	-61%

(Loss) income from continuing operations	(1,276)	(2,789)	(1,513	61%	(2,789)	3,493	(6,282)	-180%

Income from discontinued operations — net of taxes	310	1,378	(1,068)	-78%	1,378	735	643	87%

Gain on sale of discontinued operations — net of taxes	2,502	—	2,502	N/M	—	—	—	—

Net income (loss)	$1,536	$(1,411)	$2,947	208%	$(1,411)	$4,228	$(5,639)	N/M

Earnings (loss) per share — basic
Continuing operations	$(.40)	$(.92)			$(.92)	$1.32
Discontinued operations	.09	.46			.46	.28
Gain on sale of discontinued Operations	.79	—			—	—

	$.48	$(.46)			$(.46)	$1.60

Earnings (loss) per share — diluted
Continuing operations	$(.40)	$(.92)			$(.92)	$1.27
Discontinued operations	.09	.46			.46	.27
Gain on sale of discontinued Operations	.79	—			—	—

	$.48	$(.46)			$(.46)	$1.54

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
The components of revenues are as follows:

	March 31,
(Amounts in thousands)	2006	2005	Change	%	2005	2004	Change	%
Revenues:

Services	$51,533	$45,718	$5,815	11%	$45,718	$34,509	$11,209	32%

Product held for resale	3,378	2,708	670	25%	2,708	5,547	(2,839)	-51%

Total revenues	$54,911	$48,426	$6,485	13%	$48,426	$40,056	$8,370	21%

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

Cost of services consists of the following components:

	March 31,
(Amounts in thousands)	2006	2005	Change	%	2005	2004	Change	%
Services delivery and support	$42,913	$38,767	$4,146	11%	$38,767	$26,393	$12,374	47%

Product held for resale	3,126	2,494	632	25%	2,494	5,151	(2,657)	-52%

Total direct costs	46,039	41,261	4,778	12%	41,261	31,544	9,717	31%

Indirect costs	5,172	5,269	(97)	-2%	5,269	3,779	1,490	39%

Cost of services	$51,211	$46,530	$4,681	10%	$46,530	$35,323	$11,207	32%

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
Operating Loss
With the sale of our secure network services business, the financial operations of that business were recorded as discontinued operations for the year ended March 31, 2006, and, as a result, we incurred an operating loss of $1.3 million compared to an operating loss of $3.8 million for the year ended March 31, 2005. The operating loss for fiscal year 2006 was the result of on-going losses in connection with the performance of an unprofitable large nation-wide enterprise maintenance contract, which was terminated in April 2006, and related severance costs.
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

Gain on Sale of Discontinued Operations
We completed the sale of our secure network services business on June 30, 2005. As a requirement of the sale of our secure network services business, we deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of a key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, we have recorded a gain on the sale of discontinued operations, net of taxes of $3.6 million, of approximately $2.5 million.
Net Income (loss)
As a result of income from discontinued operations and the gain on the sale of discontinued operations partially offset by the loss from continuing operations, we reported net income of $1.5 million for fiscal year 2006 or, earnings per share of $.48 basic and diluted. As discussed above the principal reasons for the loss from continuing operations were the losses incurred on a long-term, nation-wide, enterprise maintenance contract, and severance related costs.
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

As a result of receiving notification that the key contract had been novated, we recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $2.5 million, as restated (net of income taxes of approximately $3.6 million). As a result of the sale of the secure network services business, we utilized a portion of its net operating loss carryforward of approximately $6.5 million in fiscal year ended March 31, 2006 and has reduced our deferred tax asset accordingly.
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
We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we intend on reducing our indebtedness. With a portion of the proceeds received from the sale of the secure network services business, we repaid the following:
•	$400,000 principal amount of our 7% convertible subordinated debentures;

•	$500,000 principal amount of our 8% promissory notes dated October 8, 1998;

•	$500,000 principal amount of our 8% promissory notes dated October 13, 1998;

•	$100,000 accrued interest on our 7% convertible subordinated debentures, and 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998;

•	$494,000 principal amount on our notes issued to former Microserv shareholders; and

•	$250,000 earn out to the former Microserv sShareholders.
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

The table below reflects our liquidity and capital resources.

Liquidity and Capital Resources (Amounts in thousands)	2006	2005	2004
Cash balance at March 31	$400	$1,264	$430

Working capital at March 31	$9,674	$11,685	$9,769

Net cash (used in) provided by operating activities	$(8,138)	$687	$(120)

Net cash provided by (used in) investment activities	$11,751	$(1,671)	$(1,078)

Net cash (used in) provided by financing activities	$(4,477)	$1,818	$1,060

At March 31, 2006, we had working capital of $9.7 million compared to working capital of $11.7 million at March 31, 2005. The current ratio was 1.87 at March 31, 2006 compared to 1.77 at March 31, 2005. The increase in working capital was primarily attributable to the reclassification of a portion of the deferred tax asset from long term to current as a result of the sale of our secure network services business described elsewhere.
On June 30, 2005 we sold our secure network services business for $12.5 million. The gain on the sale of the business was $2.5 million net of taxes and fees. The net cash after taxes and fees was approximately $10.0 million. The proceeds were used to reduce debt and provide working capital.
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
In December 2005, an assessment of goodwill and intangible assets was conducted to test for impairment, and we concluded that there was not an impairment of goodwill.
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

Long-term debt (including current maturities)	Total Debt	Fair Value
	(Amounts in thousands)

Revolving credit agreement at the PRIME rate plus .75%, due June 30, 2007. Average interest rate of 5.0%	$6,891	$6,891

8% subordinated notes from affiliate due July 1, 2007	1,000	1,000

6% notes issued to former AlphaNational shareholders due March 31, 2006	168	168

Equipment under a capitalized lease, 8% interest, 60 month term	188	188

Total fixed rate debt	1,356	1,356

Total debt	$8,247	$8,247

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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Halifax Corporation
We have audited the accompanying consolidated balance sheets of Halifax Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
/s/ Grant Thornton LLP
McLean, Virginia
March 26, 2006 (except for Note 12, as to which the date is June 18, 2007)

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
/s/ Deloitte & Touche LLP
McLean, VA
June 14, 2004 (June 23, 2006 as to the effects of discontinued operations described in Note 12)

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	(Restated)
(Amounts in thousands except share and per share data)	2006	2005	2004
Revenues	$54,911	$48,426	$40,056

Operating costs and expenses	51,211	46,530	35,323

Gross margin	3,700	1,896	4,733

Selling and Marketing	1,411	1,771	1,788

General and administrative	3,621	3,725	3,086
Abandonment of lease	—	179	—

Severance costs	144	—	—

Operating loss	(1,476)	(3,779)	(141)

Interest expense	583	663	591
Other income	(6)	—	(15)

Loss before income taxes	(2,053)	(4,442)	(717)

Income tax benefit	(777)	(1,653)	(4,210)

(Loss) income from continuing operations	(1,276)	(2,789)	3,493

Income from discontinued operations (net of taxes of $163, $863, and $460, respectively)	310	1,378	735

Gain on sale of discontinued operations (net of tax of $3,609)	2,502	—	—

Net income (loss)	$1,536	$(1,411)	$4,228

Earnings (loss) per share – basic
Continuing operations	$(.40)	$(.92)	$1.32
Discontinued operations	.09	.46	.28
Gain on sale of discontinued operations	.79	—	—

	$.48	$(.46)	$1.60

Earnings (loss) per share – diluted
Continuing operations	$(.40)	$(.92)	$1.27
Discontinued operations	.09	.46	.27
Gain on sale of discontinued operations	.79	—	—

	$.48	$(.46)	$1.54

Weighted average number of common shares outstanding – Basic	3,173,795	3,043,465	2,638,345

Weighted average number of common shares outstanding – diluted	3,188,082	3,094,922	2,787,656

*	No effect is given to dilutive securities for loss periods.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005

	March 31,
	2006	2005
(Amounts in thousands except share and per share data)		(Restated)
ASSETS

CURRENT ASSETS
Cash	$400	$1,264
Restricted cash	625	—
Trade accounts receivable, net	11,415	9,626
Inventory, net	6,363	5,600
Prepaid expenses and other current assets	722	487
Deferred tax asset	1,332	3,814
Assets from discontinued operations	—	6,080

TOTAL CURRENT ASSETS	20,857	26,871

PROPERTY AND EQUIPMENT, net	1,381	1,581
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	1,295	1,309
OTHER ASSETS	130	141
DEFERRED TAX ASSET	828	930

TOTAL ASSETS	$27,409	$33,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,975	$4,528
Accrued expenses	3,160	4,584
Deferred maintenance revenues	3,515	3,776
Current portion of long-term debt	34	17
Notes payable	168	662
Income taxes payable	331	—
Liabilities from discontinued operations	—	1,619

TOTAL CURRENT LIABILITIES	11,183	15,186

LONG-TERM BANK DEBT	6,891	9,463
OTHER LONG-TERM DEBT	154	3
SUBORDINATED DEBT – AFFILIATE	1,000	2,400
DEFERRED INCOME	218	278

TOTAL LIABILITIES	19,446	27,330

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value authorized 1,500,000, issued 0 shares	—	—
Common stock, $.24 par value:
Authorized - 6,000,000 shares
Issued – 3,431,890 in 2006 and 3,427,640 in 2005
Outstanding - 3,175,206 in 2006 and 3,170,956 in 2005	828	827
Additional paid-in capital	9,017	9,011
Accumulated deficit	(1,670)	(3,206)
Less treasury stock at cost – 256,684 shares in 2006 and 2005	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	7,963	6,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,409	$33,750

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	2006	2005	2004
(Amounts in thousands)	(Restated)
Cash flows from operating activities:

Net income (loss)	$1,536	$(1,411)	$4,228

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain on sale of discontinued operations	(2,502)	—	—
Income from discontinued operations	(310)	(1,378)	(735)
Depreciation and amortization	1,081	1,159	762
Deferred income taxes	(1,305)	(1,704)	(4,360)
Changes in assets and liabilities:
Increase in accounts receivable	(1,789)	(1,628)	(340)
(Increase) decrease in inventory	(763)	439	(353)
(Increase) decrease in prepaid expenses and other current assets	(235)	128	(320)
Decrease in other assets	11	14	30
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(1,977)	2,194	(662)
(Decrease) increase in deferred maintenance revenues	(261)	227	(66)
(Decrease) increase in deferred income	(60)	(59)	199
Income taxes payable	331	—	—

Net cash (used in) provided by continuing operations	(6,243)	(2,019)	(1,617)
Net cash (used in) provided by discontinued operations	(1,895)	2,706	1,497

Net cash flow (used) provided by operating activities	(8,138)	687	(120)

Cash flows from investing activities:
Purchase of property and equipment	(402)	(833)	(652)
Proceeds from sale of discontinued operations	13,057	—	—
Restricted cash	(625)	—	—
Payment for acquisitions (net of cash acquired)	(330)	(824)	(416)

Net cash provided by (used in) investing activities by continuing operations	11,700	(1,657)	(1,068)
Net cash flow provided by (used in) discontinued operations	51	(14)	(10)

Net cash flow provided by (used in ) investing activities	11,751	(1,671)	(1,078)

Cash flows from financing activities:
Proceeds from debt borrowings	38,975	33,195	25,204
Repayments of debt	(41,547)	(31,461)	(23,699)
Retirement of subordinated debt- affiliate	(1,400)	—	(1,600)
Repayments of other debt	(18)	—	—
Retirement of acquisition debt	(494)	—	—
Proceeds from private placement	—	—	1,200
Costs associated with private placement	—	—	(45)
Proceeds from sale of stock upon exercise of stock options	7	84	—

Net cash (used in) provided by financing activities	(4,477)	1,818	1,060

Net (decrease) increase in cash	(864)	834	(138)
Cash at beginning of year	1,264	430	568

Cash at end of year	$400	$1,264	$430

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
Due to the sale of our secure network services business as well as losses resulting from continuing operations, the Company tested goodwill for impairment in advance of its annual testing date in accordance with SFAS No. 142. The Company completed its test for impairment and there was no impairment of goodwill.

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
A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
2005 Plan	Shares	Per Share
Granted	27,800	$3.40

Outstanding at March 31, 2006	27,800	$3.40

		Weighted
		Average
	Number of	Exercise Price
1994 Plan and 1997 Plan	Shares	Per Share
Outstanding at March 31, 2003	412,417	$5.09

Granted	38,000	5.16
Exercised	—	—
Forfeited/Expired	(32,500)	5.49

Outstanding at March 31, 2004	417,917	5.07

Granted	96,800	4.56
Exercised	(21,500)	3.48
Forfeited/Expired	(32,500)	3.77

Outstanding at March 31, 2005	460,217	5.13

Exercised	(4,250)	2.60
Forfeited/Expired	(50,050)	5.02

Outstanding at March 31, 2006	405,917	$5.16

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Plan at March 31, 2006.

Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	10 years	$3.40	27,800	$3.40
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
The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2006	2005	2004
(Benefit) provision for income taxes	(34.0)%	(34.0)%	(34.0)%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	(4.1)	(7.1)	(6.2)
Permanent items	26.3	3.9	9.1
Other	(3.0)	—	(1.1)
Change in valuation allowance for deferred tax assets	—	—	(554.9)

Total	(14.8)%	(37.2)%	(587.1)%

12. DISCONTINUED OPERATIONS AND RESTATEMENT
The following discloses the results of discontinued operations of the secure network services business for the years ended March 31, 2006, 2005 and 2004.

(Amounts in thousands)	2006	2005	2004
Revenue	$3,045	$13,580	$9,481

Income before taxes	$473	$2,240	$1,195

Net income	$310	$1,378	$735

The following is a summary of the assets and liabilities related to the secure network services business at March 31, 2005.

2005
Accounts receivable	$2,781
Unbilled accounts receivable	61
Fixed assets (net)	27
Goodwill	3,211

Total assets	$6,080

Accounts payable	$1,427
Accrued expenses	192

Total liabilities	$1,619

The Company completed the sale of its secure network services business on June 30, 2005. As a requirement of the sale of its secure network services business, the Company deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of a key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, the Company has recorded a gain on the sale of discontinued operations of approximately $2.5 million, net of taxes of $3.6 million.
Based upon the review of the sale of the Company’s secure network services (“SNS”) division disclosed in our annual report on Form 10-K for the year ended March 31, 2006, it was determined that a restatement of the consolidated financial statements included in its Form 10-K for the year ended March 31, 2006 and its quarterly financial statements included in quarterly reports on Form 10-Q for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 was necessary to correct an inconsistency in the Company’s reporting of the gain on the sale of this division. In applying the guidance contained in paragraph 39 of SFAS 142 in recording the gain, a portion of goodwill should have been allocated to the basis of SNS based on its relative fair value. Specifically, these adjustments reduced the loss from operations from $4.7 million to $1.5 million, with an offsetting reduction in the gain related gain on sale from $5.7 million to $2.5 million. No change to net income resulted from this restatement.

The financial information presented for the year ended March 31, 2006 has been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information for the year ended March 31, 2006.

(Amounts in thousand, except share data)	As reported	Restated
Goodwill impairment loss	$3,211	$—

Operating loss	(4,687)	(1,476)

Loss from continuing operations	(4,487)	(1,276)

Income from discontinued operations (net of taxes of $164)	310	310

Gain on sale of discontinued operations (net of taxes of $3,900)	5,713	2,502

Net income	$1,536	$1,536

Earnings (loss) per share – basic and diluted
Continuing operations	$(1.41)	$(.40)
Discontinued operations	.09	.09
Gain on sale of discontinued operations	1.80	.79

	$.48	$.48

The financial information presented as of March 31, 2005 has also been restated to reflect the correction of the items discussed above. The following table summarizes the corrections to the financial information as of March 31, 2006.

	March 31,
	As reported	Restated
(Amounts in thousands)	2005	2005
Assets from discontinued operations	2,869	6,080

TOTAL CURRENT ASSETS	23,660	26,871

GOODWILL	6,129	2,918

TOTAL ASSETS	$33,750	$33,750

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

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS:
     (Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$14,679	$13,958	$13,390	$12,884

Gross Margin	1,182	1,094	314	1,110

Loss from continuing operations	(234)	(172)	(783)	(87)
Income from discontinued operations	310	—	—	—
Gain on sale of discontinued operations	—	—	2182	320

Net income	$76	$(172)	$1,399	$233

Basic earnings per share
Continuing operations	$(.07)	$(.05)	$(.25)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	.69	.10

	$.02	$(.05)	$.44	$.07

Diluted earning per share
Continuing operations	$(.07)	$(.05)	$(.25)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	.69	.10

	$.02	$(.05)	$.44	$.07

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005
Revenues	$10,668	$11,198	$12,645	$13,915

Gross Margin	1,094	835	(372)	339

Loss from continuing operations	(276)	(496)	(1,245)	(772)
Income from discontinued operations	367	540	210	261

Net income	$91	$44	$(1,035)	$(511)

Basic earnings per share
Continuing operations	$(.09)	$(.17)	$(.42)	$(.24)
Discontinued operations	.12	.19	.07	.08

	$.03	$.02	$(.35)	$(.16)

Diluted earning per share
Continuing operations	$(.09)	$(.17)	$(.42)	$(.24)
Discontinued operations	.12	.19	.07	.08

	$.03	$.02	$(.35)	$(.16)

Halifax Corporation
Schedule II, Valuation and Qualifying Accounts
March 31, 2006

	Balance at			Balance at
	Beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2004

Allowance for doubtful Accounts	$270,000	$84,000	$206,000	$148,000

Allowance for inventory Obsolescence	$630,000	$379,000	$57,000	$952,000

Year Ended March 31, 2005

Allowance for doubtful Accounts	$148,000	$179,000	$29,000	$298,000

Allowance for inventory Obsolescence	$952,000	$1,044,000	$280,000	$1,716,000

Year Ended March 31, 2006

Allowance for doubtful Accounts	$298,000	$86,000	$219,000	$165,000

Allowance for inventory Obsolescence	$1,716,000	$318,000	$1,207,000	$827,000
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
The reports of Deloitte, on the financial statements of us during the one-year period ended March 31, 2004, did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for our changing its accounting for goodwill and other intangible assets during fiscal 2003 as a result of adopting statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” During the two-year period ended March 31, 2004, and interim period from April 1, 2004 through

July 28, 2004, we did not have any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.
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
The Company reviewed its disclosure controls and procedures in light of the restatement and concluded that the Company’s restatement, which resulted in a re-classification in the Statement of Operations, was related to a unique, non-recurring event and does not indicate that its disclosure controls and procedures were ineffective as of the end of the period covered by the Form 10-K/A.
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
3.	Exhibits

2.1	Agreement and Plan of Merger, dated August 29, 2003 for the Acquisition of Microserv, Inc. by Halifax Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 12, 2003.)

2.2	Agreement and Plan of Merger dated September 30, 2004 by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from Exhibit 2.1 to Form 8-K dated September 30, 2004.)

2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

4.4	Second Amended and Restated Loan and Security Agreement dated as of the 29th day of June, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended March 31, 2005.)

4.5	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

4.6	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.6	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.7	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.) 10.8 Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.) 10.9 Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.10	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.11	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Summary Term Sheet of Director Fees and Officer Compensation*

10.14	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.15	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.16	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

21.1	Subsidiaries of the registrant.

23	Independent Registered Public Accounting Firm Consent

23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 18, 2007.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 18, 2007.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 18, 2007 pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 18, 2007 pursuant to 18 U.S.C. Section 1350.

*	Previously filed with the intial Form 10-K filing made on June 23, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

/s/ Charles L. McNew Charles L. McNew	Date: June 18, 2007
President and Chief Executive Officer

/s/ Joseph Sciacca Joseph Sciacca	Date: June 18, 2007
Vice President, Finance and
Chief Financial Officer