Form 10-K
period 2007-03-31
HALIFAX CORP
filed 2007-07-10
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007 or

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer     ☐ Accelerated filer      ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2006 was $5,686,496, computed based on the closing price for that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25,2007

Common Stock
$0.24 par value	3,175,206

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant’s 2007 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the company’s year end, are incorporated by reference into Part III of the financial report on Form 10-K. Notwithstanding such incorporation, the Compensation Committee Report shall be deemed furnished in the annual report on Form 10-K and other information in the 2007 definitive proxy statement that is not required to be included in Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

PART I
Forward- Looking Statements
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
All references to “we,” “our,” “us,” “the Company,” or “Halifax” refer, on a consolidated basis to Halifax Corporation unless otherwise indicated.
Item 1. Business
Our Business
Halifax Corporation, headquartered in Alexandria, Virginia, provides a comprehensive range of enterprise maintenance services and solutions to a broad base of clients throughout the United States. We provide 7x24x365 technology solutions that can meet stringent enterprise service requirements. We are a nation-wide, high-availability, multi-vendor enterprise maintenance services and solutions provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. For more than 37 years, we have been known for quality and reliability in service delivery to our customers.
We were incorporated in 1967 under the laws of the Commonwealth of Virginia. We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 658-2400, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com a link to our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as is reasonably practical after we file such material with or furnish it to the SEC’s website. The information on the website listed above is not and should not be considered part of this Form10-K and is not incorporated by reference in this document. This website is and only is intended to be an inactive textual reference.

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
Our seat management services provide each client with a business solution that is flexible enough to suit the unique requirements of the organization, while still offering the client absolute control over its IT environment by defining the level of service required to support the end users and the client’s missions.
Our seat management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:
–	Reduce our clients’ total cost of ownership;

–	Improve service levels and response times;

–	Reduce the administrative costs for procurement;

–	Increase user productivity through decreased downtime;

–	Amortize costs across thousands of users;

–	Focus IT staff on core responsibilities;

–	Eliminate the time and expense of storage, sale, and disposal of surplus equipment;

–	Simplify accounting with one report, one invoice, and one charge per user; and

–	Create a single source of accountability for all PC desktop hardware, software, and services.

Types of Customers
The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion):

	Years Ended March 31,
(Amounts in thousands)	2007		2006		2005
State/Municipal Government	$8,349	17%	$10,705	19%	$9,663	20%

Commercial	41,260	81%	43,383	80%	37,851	78%

Federal Government	1,086	2%	823	1%	912	2%

Total	$50,695	100%	$54,911	100%	$48,426	100%

We continue to work toward expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. State/municipal government contracts may increase as a result of privatization opportunities.
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
For the three years ended March 31, 2007, 2006 and 2005, approximately 90%, of our revenues received were from fixed unit-price revenues contracts.
We are sensitive to the present climate in the government with respect to fraud, waste and abuse, and have adopted a Code of Business Ethics and Standards of Conduct and associated procedures. In addition, all employees receive training in business ethics and associated procedures, and a hotline has been established to encourage reporting of potential ethical violations.
Our primary offices include locations in:
•	Alexandria, Virginia;

•	Harrisburg, Pennsylvania;

•	Richmond, Virginia;

•	Trenton, New Jersey;

•	Charleston, South Carolina;

•	Seattle, Washington; and

•	Ft. Worth, Texas.
Accounts Receivable
Trade accounts receivable at March 31, 2007 and 2006 represented 48% and 42% of total assets, respectively. Accounts receivable are comprised of billed and unbilled receivables. Billed receivables represent invoices presented to the customer. Unbilled receivables represent revenues earned with future payments due from the customer for which invoices will not be presented until a later period.

Backlog
Our funded backlog for services as of March 31, 2007 was $69.0 million and $60.7 million at March 31, 2006. Of the $69.0 million of backlog at March 31, 2007, approximately 50% of our backlog is expected to be recognized during fiscal year 2008. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided by the government. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. The excess of potential future funding over funding provided represents unfunded backlog. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.
Sales and Marketing
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
Personnel
On March 31, 2007, we had 517 employees, of whom 55 were part-time and 40 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. Management believes that the future growth and our success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.

Executive Officers of the Registrant
The key executive officers of the Company, who are not also directors, other than Mr. McNew, are:
Charles L. McNew, age fifty-five, is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and then Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in accounting from Penn State.
Joseph Sciacca, age fifty-four, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to us prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm. Mr. Sciacca has a Masters Degree in Taxation from American University and a Bachelor of Science Degree in Business Administration from Georgetown University.
Hugh Foley, age fifty-five, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for our seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined us in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining us, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne. Mr. Foley has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in Business Administration from Villanova University.
Douglas H. Reece, age thirty-seven, is our Vice President of Sales. Mr. Reece has been with us since November 2001 as Director of Sales and Marketing, and was promoted to Vice President of Sales on April 3, 2006. From October 1999 through November 2001, Mr. Reece worked for Veritas Corporation, a software company, and from August 1999 through September 1999, he was employed by Ernst & Young, LLP where he held various service, sales and operating positions. Mr. Reece has a Master Degree in International Transactions from George Mason University and a Bachelor of Arts in Political Science Degree from West Virginia University.
Item 1A Risk Factors
Investing in our common stock involves risks. You should carefully consider all of the information contained in this Annual Report on Form 10-K and, in particular, the risks described below. Additional risks and uncertainties not presently known to us or those we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.
We experienced losses from continuing operations in fiscal 2007 and 2006, and continued losses may negatively impact our financial position and value of our common stock.
We incurred a losses from continuing operations in fiscal 2007 of $2.8 million and a loss from continuing operations of $1.3 million in fiscal year 2006. The primary reasons for the loss from continuing operations in fiscal 2007 were losses associated with an equipment roll out project in the fourth quarter, an accounting charge for inventory obsolescence, and an accounting charge as the result of the establishment of a 100% valuation reserve against our deferred tax asset. As we focus on our core business, there are no assurances that our cost containment efforts will be successful in curbing expenses or that we will be able to accurately estimate start-up costs and expenses associated with new contracts. If we incur expenses at a greater pace than our revenues, we could incur additional losses. If we continue to experience losses, our financial position could be negatively impacted and the value of our common stock may decline.

Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.
We have a number of major customers. Our largest customer accounted for 29%, 20%, and 20% of our revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Through the aggregation of multiple contracts, our largest customer during fiscal year ended March 31, 2007 was IBM. Our five largest customers collectively accounted for 60%, 54% and 65% of revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results.
If we experience a decline in cash flow or are unable to maintain compliance with the covenants contained in our revolving credit facility, our ability to operate could be adversely affected.
If either cash flow from operations declines or borrowings under our revolving credit agreement are insufficient to meet our needs, our ability to operate could be adversely affected. In addition, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Additional funds, if needed, to help fund start-up costs related to a major new contract may not be available. We view our revolving credit facility as a critical source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We were not in compliance with the terms of our revolving credit facility at March 31, 2007. We requested and obtained a waiver from our bank for the non-compliance with the financial covenants as of March 31, 2007 and June 30, 2007. There is no assurance that we will remain in compliance with the conditions, covenants and representations contained in the revolving credit agreement or that the bank will continue to grant waivers for non-compliance. The maturity of our revolving credit agreement is June 30, 2008. Although we believe our relationship with our lender is satisfactory and we have requested and received waivers in the past for non-compliance with the financial covenants of our revolving credit agreement, there are no assurances that the lender will waive these covenants should we experience non-compliance in the future. We are in process of the completing the review of alternative sources of financing, which may replace our existing credit facilities if we are unable to comply with our financial covenants in the future.
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
Unfavorable economic conditions, increases in reserves for inventory obsolescence and additional costs associated with an equipment roll out contract in the forth quarter have adversely affected our results of operations and led to a decline in our growth rates. We incurred a loss of $2.8 million for the fiscal year ended March 31, 2007, which also included a charge to increases in our reserve for inventory obsolescence and a charge to provide a100% valuation reserve on our deferred tax asset.
Our business was also negatively affected by the economic slowdown and reductions in spending by our customers in 2007 and 2006. The rate at which the portions of our industry improve is critical to our overall performance.
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
For fiscal years ended March 31, 2006 and 2007, revenues decreased from $54.9 million to $50.7 million. Gross margin was $4.4 million and $3.7 million for fiscal years 2007 and 2006, respectively. If we are unable to generate sufficient new business to replace the secure networks business sold in June 2005, we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.

If we are unable to retain and attract highly qualified personnel to fulfill our contract obligations, our business may be harmed.
Our most important resource is our employees. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. However, there can be no assurance that we will not experience difficulties in the future obtaining the personnel necessary to fulfill our obligations under our contracts.
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
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include purchasing equipment and hiring personnel. For example, contracts may not fund program start-up costs and we may be required to invest significant sums of money before receiving related contract payments. Additionally, any resulting cash shortfall could be exacerbated if we fail to either invoice the customer or to collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:
•	could increase our vulnerability to general adverse economic and industry conditions;

•	will require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness; reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with competitors; and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to a major new contract would be available or, if available, on terms advantageous to us.
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

If we are unable to effectively and efficiently manage our costs, our results of operations may be adversely affected.
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
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.
We are in the process of evaluating our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on the effectiveness of our internal controls beginning with the fiscal years ending March 31, 2008 and 2009, respectively. In this regard, management will be required to dedicate internal resources to (i) assess and document the adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. If we fail to correct any issues in the design or operating effectiveness of internal control over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.
If we make future acquisitions of companies, technology and other assets that involve numerous risks such as difficulty integrating acquired companies, technologies and assets or generating an acceptable return on our investments.
We may pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities, or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:
•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:
•	issue common stock or preferred stock or assume stock option plans that would dilute current shareholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	assume liabilities;

•	record goodwill and other intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.
Mergers and acquisitions of companies in our industry and related industries are inherently risky, and no assurance can be given that our acquisition strategy will be successful, that we will have the resources to pursue this strategy, and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products or services, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or services.
The Company has capitalized certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity primarily investment banker retainers of approximately $152,000, which is recorded as a prepaid expense on our balance sheet at March 31, 2007. These costs will be included in the cost of the acquired entity. The Company periodically reviews the status of its acquisition activity and upon determining that is not likely successful an acquisition will occur it would expense this amount to operating expense.
We have capitalized certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity primarily investment advisory services of approximately $152,000, which is recorded as a prepaid expense on our balance sheet at March 31, 2007. These costs will be included in the cost of the acquired entity. Should we not be successful in finalizing an acquisition, this would have a negative impact on our results of operations, as we would expense this amount to operating expense.
We do not expect to pay dividends on our common stock.
We have not declared or paid any dividends on our common stock during fiscal 2007, fiscal 2006 or fiscal 2005 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our revolving credit agreement currently prohibits the payment of dividends.
Shareholders of our common stock may face a lack of liquidity.
Although our common stock is currently traded on the American Stock Exchange, given the fact that our common stock is thinly traded, there can be no assurance that the desirable characteristics of an active trading market for such securities will ever develop or be maintained. Therefore, each investor’s ability to control the timing of the liquidation of the investment in our common stock will be restricted and an investor may be required to retain investment in our common stock indefinitely.
The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

Our share price has been volatile due, in part, to the general volatile securities market. Factors other than our operating results may affect our share price, including the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners, and the sale or purchase of large amounts of our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
As of March 31, 2007, we had obligations under 16 short-term facility leases associated with our operations. Total rent expense under existing leases was $1.1 million, $1.3 million, and $1.1 million for the years ended March 31, 2007, 2006 and 2005, respectively. See Note 13 to the Consolidated Financial Statements. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Ft. Worth, TX, and Seattle, WA.
On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715,000 was deferred and is being amortized over the 12 year lease-back of our headquarters building. The monthly rent is approximately $50,000.
Item 3. Legal Proceedings
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation (“Indus”), pursuant to which we sold substantially all of the assets and certain liabilities of our secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3.0 million of the purchase price was held in escrow (the “Escrow”). The terms of the Agreement, including the Escrow, are as set forth in the Form 8-K filed with the SEC on July 1, 2005, as amended by our Form 8-K/A filed with the SEC on July 7, 2005.
Pursuant to the Escrow, on July 8, 2005, we received $1,000,000 and on January 26, 2006, we received $1,375,000. On or about December 31, 2006, an additional $625,000 from escrow, which was being held as security in escrow for our indemnification obligations under the Agreement, was to be disbursed to us. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000 plus interest of approximately $48,000, should be disbursed to Indus. The total amount of $673,000 held in escrow is recorded as restricted cash on the accompanying financial statements. We delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. We believe the claim is without merit. On June 26, 2007 we filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds held in escrow. No adjustment to the accompanying financial statements has been made related to this matter.

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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.24, is listed on the American Stock Exchange under the symbol “HX”.
At June 20, 2007, there were approximately 253 holders of record of our common stock as reported by our transfer agent and approximately 384 beneficial holders.
The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2007		Fiscal Year 2006
Fiscal Quarter	High	Low	High	Low
April - June	$3.25	$2.39	$4.39	$3.60
July - Sept.	3.00	2.30	4.31	3.40
Oct. - Dec.	3.05	2.25	3.85	2.95
Jan. - March	3.30	2.50	3.50	2.90
On June 22, 2007, the closing price of our common stock on the American Stock Exchange was $3.00.
We did not declare a cash dividend in either fiscal year 2007 or 2006, and there is no assurance we will do so in future periods. Our revolving credit loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the bank. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividend in the future.
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this form 10-K for disclosure regarding our equity compensation plan information.

          The graph below matches Halifax Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the S & P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/31/2002 to 3/31/2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Halifax Corporation, The S & P 500 Index
And The S & P Information Technology Index

*  $100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. all rights reserved. www.researchdatagroup.com/S&P.htm

	3/02	3/03	3/04	3/05	3/06	3/07

Halifax Corporation	100.00	78.95	115.00	109.74	80.26	80.26
S & P 500	100.00	75.24	101.66	108.47	121.19	135.52
S & P Information Technology	100.00	67.34	97.01	94.60	107.39	110.72
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	Years Ended March 31,
(Amounts in thousands, except share data)	2007(1)(2)	2006(1)	2005(1)(3)	2004(2)(3)	2003(1)
Revenues	$50,695	$54,911	$48,426	$40,056	$38,974

(Loss) income from continuing operations	(2,790)	(1,276)	(2,789)	3,493	(122)
Discontinued operations	—	310	1,378	735	770
Gain on sale of discontinued operations	—	2,502	—	—	—
Net (loss) income	$(2,790)	$1,536	$(1,411)	$4,228	$648

Income(loss) per common share – basic
Continuing operations	$(.88)	$(.40)	$(.92)	$1.32	$(.05)
Discontinued operations	—	.09	.46	.28	.35
Gain on sale of discontinued operations	—	.79	—	—	—

	$(.88)	$.48	$(.46)	$1.60	$.30

Income (loss) per common share – diluted
Continuing operations	$(.88)	$(.40)	$(.92)	$1.27	$(.05)
Discontinued operations	—	.09	.46	.27	.35
Gain on sale of discontinued operations	—	.79	—	—	—

	$(.88)	$.48	$(.46)	$1.54	$.30

Weighted average number of shares outstanding
Basic	3,175,206	3,173,795	3,043,465	2,638,345	2,175,781
Diluted	3,179,586	3,188,082	3,094,922	2,787,656	2,212,360

Dividends per common share	$—	$—	$—	$—	$—

	2007	2006	2005	2004	2003
Total assets	$23,837	$27,409	$33,750	$26,491	$17,981

Long-term obligations	$1,279	$8,263	$12,144	$9,983	$10,138

(1)	No effect is given to dilutive securities for loss periods.

(2)	See Note 11 to the consolidated financial statements for discussion of deferred tax benefit and expense.

(3)	We completed the acquisitions during fiscal years ended 2005 and 2004, which affect the comparability of selected financial data, which occurred on September 30, 2004, and the Microserv, Inc. acquisition, which occurred on August 29, 2003.

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
We incurred a loss for year ended March 31, 2007, primarily as a result a loss in our fourth quarter from an equipment roll out project, a charge to increase our reserve for obsolete inventory, and a charge to record 100% valuation reserve against our deferred tax asset. The increase in the reserve for obsolete inventory resulted from changes in the mix of the equipment that we support, as a result of technology upgrades by our customers.
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
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2007 and 2006 operating results reflect the impact of this challenging environment. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. It has been our experience that longevity and quality of service may have little influence in the customer decision making process.
Consolidated Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Consolidated Results of Operations for the fiscal years ended March 31, 2007, 2006 and 2005 and financial condition as of March 31, 2007 and 2006. We operate as a single business segment, whereby we provide high availability maintenance services, and technology deployment and integration for commercial and governmental clients.

On June 30, 2005, we completed the sale of our Secure Network Services business. The results of operations for our Secure Network Services business has been classified as discontinued operations for all periods presented.

(Amounts in thousands except share data)	Years Ended March 31,
Results of Operations	2007	2006	Change	%	2006	2005	Change	%
Revenues	$50,695	$54,911	(4,216)	-8%	$54,911	$48,426	$6,485	13%

Costs of services	46,268	51,211	(4,943)	-10%	51,211	46,530	4,681	10%

Percent of revenues	91%	93%			93%	96%

Gross Margin	4,427	3,700	727	20%	3,700	1,896	1,804	95%
Percent of revenues	9%	7%			7%	4%

Selling	1,041	1,411	(370)	-26%	1,411	1,771	(360)	-20%
Percent of revenues	2%	3%			3%	4%

General and administrative	3,386	3,621	(235)	-6%	3,621	3,725	(104)	-3%
Percent of revenues	7%	7%			7%	8%

Abandonment of lease	—	—			—	179	(179)	N/M
Loss on terminated contracts	—	144	(144)	N/M	144	—	144	N/M

Total operating expenses	4,427	5,176	(605)	-12%	5,176	5,675	(499)	-9%

Percent of Revenues	9%	9%			9%	12%

Operating income (loss)	—	(1,476)	1,476	100%	(1,476)	(3,779)	2,303	60%
Percent of revenues	0%	-3%			-3%	-8%

Interest expense	673	583	90	15%	583	663	(80)	-12%

Other income	(32)	(6)	(26)	N/M	(6)	—	6	—

Loss before taxes	(641)	(2,053)	1,412	-69%	(2,053)	(4,442)	(2,389)	19%

Income tax expense (benefit)	2,149	(777)	676	87%	(777)	(1,653)	876	-53%

Loss from continuing operations	(2,790)	(1,276)	736	58%	(1,276)	(2,789)	1,513	54%

Income from discontinued operations –net of taxes	—	310	(310)	N/M	310	1,378	(1,068)	-78%

Gain on sale of discontinued operations – net of taxes	—	2,502	(2,502)	N/M	2,502	—	2,502	N/M

Net (loss) income	$(2,790)	$1,536	(2,076)	-135%	$1,536	$(1,411)	$2,947	208%

Earnings (loss) per share – basic
Continuing operations	$(.88)	$(.40)			$(.40)	$(.92)
Discontinued operations	—	.09			.09	.46
Gain on sale of discontinued Operations	—	.79			.79	—

	$(.88)	$.48			$.48	$(.46)

Earnings (loss) per share – diluted
Continuing operations	$(.88)	$(.40)			$(.40)	$(.92)
Discontinued operations	—	.09			.09	.46
Gain on sale of discontinued Operations	—	.79			.79	—

	$(.88)	$.48			$.48	$(.46)

N/M = not meaningful

Revenues
Revenues are generated from the sale of high availability enterprise maintenance services and technology deployment and integration services (consisting of professional services, seat management and deployment services, and product sales). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the service period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer. Product held for resale consists of hardware and software.
The components of revenues are as follows:

	March 31,
(Amounts in thousands)	2007	2006	Change	%	2006	2005	Change	%
Revenues:

Services	$48,172	$51,533	(3,361)	-7%	$51,533	$45,718	$5,815	11%

Product held for resale	2,523	3,378	(855)	-25%	3,378	2,708	670	25%

Total revenues	$50,695	$54,911	(4,216)	-8%	$54,911	$48,426	$6,485	13%

During fiscal year 2007, total revenues decreased 8%, or $4.2 million, to $50.7 million compared to $54.9 million in fiscal year 2006. Product held for resale decreased from $3.4 million in fiscal year 2006 to $2.5 million in fiscal year 2007, or a 25% decrease. In Fiscal year 2007 total revenues decreased due to the termination of a large nation-wide enterprise maintenance contract that was terminated in April 2006, which was partially offset by new more profitable business, and lower revenues from product held for resale as we continue to de-emphasize product sales.
Fiscal year 2006 total revenues increased 13%, or $6.5 million, to $54.9 million for fiscal year 2006 compared to $48.4 million in fiscal year 2005. The increase in revenues in 2006 was attributable to the start-up of a large nation-wide enterprise maintenance contract. Product held for resale increased by $670,000, or 25%, during fiscal year 2006 to $3.4 million compared to $2.7 million in 2005. The increase in product held for resale in fiscal year 2006 was from some large one-time orders.
Operating costs and expenses
Included within operating costs and expenses are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. Although operating costs decreased in fiscal year 2007, we anticipate that the direct costs to support these service offerings will continue to increase as a result of the impact of inflation and energy costs as well as costs incurred as we continue to support new and expanded service offerings.
On long-term fixed unit-price contracts, part costs vary depending upon the call volume received from customers during the period. Many of these costs are volume driven and as volume increases, these costs as a percentage of revenues increase, generating a negative impact to profit margins.
The variable component of these costs are product and part costs, overtime, subcontracted work and freight. Product is separated into two categories: parts and equipment to support our service base and product held for resale. Part costs are highly variable and are dependent on several factors. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls. For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Operating costs and expenses consists of the following components:

	March 31,
(Amounts in thousands)	2007	2006	Change	%	2006	2005	Change	%
Services delivery and support	$38,445	$42,913	$(4,468)	-10%	$42,913	$38,767	$4,146	11%

Product held for resale	2,309	3,126	(817)	-26%	3,126	2,494	632	25%

Total direct costs	40,754	46,039	(5,285)	-11%	46,039	41,261	4,778	12%

Indirect costs	5,514	5,172	342	7%	5,172	5,269	(97)	-2%

Operating costs and expenses	$46,268	$51,211	$(5,604)	-11%	$51,211	$46,530	$4,681	10%

Operating costs and expenses decreased 11% in fiscal year 2007, from $51.2 million in fiscal 2006 to $46.2 million in fiscal year 2007 in relation to the decrease in revenues, as we shifted to more profitable contracts. Costs of services increased 10% in fiscal year 2006, from $46.5 million in fiscal year 2005 to $51.2 million in fiscal year 2006. The increase in direct costs was due to increases in salaries and overtime costs related to the large, nation-wide, enterprise maintenance contract, partially offset by lower costs in product held for resale as a result of lower revenue volumes in fiscal year 2006 as compared to fiscal year 2005. When comparing fiscal year 2007 to fiscal year 2006 the large decease in costs of services in fiscal year 2007 was primarily the result of the elimination of the revenue and the costs associated with a large nation-wide high availability maintenance contract. Conversely, in comparing fiscal year 2006 to fiscal year 2005 the increase in costs during fiscal year 2006 was associated with the aforementioned contract which was terminated in April 2006.
During fiscal year 2007, our cost of services, delivery and support decreased 10%, or $4.5 million, to $38.4 million in fiscal year 2007 from $42.9 million in fiscal year 2006, as a result of the decrease in revenue, primarily as a result to the contract termination discussed above.
During fiscal year 2006, our cost of services delivery and support increased by $4.1 million from $38.8 million during fiscal year 2005 to $42.9 million in fiscal year 2006.The increase in services delivery and support was related to the costs associated with a large nation-wide enterprise maintenance contract that was unprofitable. Other increased costs that are initially incurred at the start of a new contract that are difficult to measure, such as increased repair times due to becoming familiar with new product sets and higher call volumes which are inherent when one switches service providers, normally decrease over time and result in savings over the term of the contract. The anticipated decrease in costs did not materialize. We also experienced higher than anticipated failure rates on certain pieces of equipment, which contributed to the poor performance on this contract and operating results for the fiscal year.
During fiscal years 2007 and 2006, we continued to see pressure on gross margins on product held for resale due to the competitively priced product market experienced during these periods. The costs of product held for resale decreased 26%, from $3.1 million in fiscal year 2006 to $2.3 million in fiscal year 2007, primarily as a result of decreased revenues. During fiscal year 2006, the cost of product held for resale increased $632,000 to $3.1 million from $2.5 million in fiscal year 2005 due to increased revenue. The gross margin on product held for resale was $214,000 or 8.5% in fiscal year 2007, $252,000, or 8.0% in fiscal year 2006, and $214,000, or 7.9% in fiscal year 2005.
Indirect costs include costs related to operating our call center, logistics, dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased $342,000 from $5.2 million in fiscal year 2006 to $5.5 million in fiscal year 2007, a 7% increase. The increase in indirect costs was primarily attributable to a charge to increase our reserve related to obsolete inventory. The charge for obsolete inventory was $960,000 in fiscal year 2007 compared to $318,000 in fiscal year 2006. The increase in the reserve for obsolete inventory resulted from changes in the mix of the equipment that we support, as a result of technology upgrades by our customers.
During fiscal year 2006, indirect costs decreased by $97,000 or 2%, from $5.3 million in fiscal year 2005 to $5.2 million in fiscal year 2006.

Gross Margin
As a percent of revenues, the gross margin percent was 9% for fiscal year 2007, 7% for fiscal year 2006 and 4% for fiscal year 2005, respectively. Gross margins improved $727,000, or 20%, from fiscal year 2006 primarily as a result of improved profitability on existing contracts, however gross margins were negatively affected by the obsolete inventory charge and, in addition, a loss in our fourth quarter from an equipment roll out project. Gross margins increased 95%, or $1.8 million, in fiscal year 2006 when compared to fiscal year 2005. The increase in gross margins in fiscal year 2006 when compared to fiscal year 2005 was the result of increased revenues and cost containment actions undertaken.
We continue to work to increase revenues, continue in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive. We expect that the continued shift from product held for resale towards long-term service contracts will have a positive effect on our gross margins over the long term, and such margins will improve as we continue to increase our enterprise maintenance solutions base.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales. Selling and marketing expenses decreased $370,000 or 26%, from $1.4 million in fiscal year 2006 to $1.0 million in fiscal year 2007. For fiscal years 2006 and 2005, selling and marketing expense was $1.4 million and $1.8 million, respectively. The primary reason for the decrease in selling and marketing costs was decreases in personnel costs and commissions and curtailed marketing efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive, accounting, contract administration, professional services, such as legal and audit, business insurance, occupancy and other costs.
General and administrative expense decreased $235,000, or 6%, to $3.4 million in fiscal year 2007, compared to $3.6 million in fiscal year 2006. The decrease in general and administration expenses during fiscal year 2007 was the result of lower payroll costs, depreciation expense and occupancy costs. During fiscal year 2006, general and administrative expenses decreased $104,000, or 3%, from $3.7 million in fiscal year 2005 to $3.6 million in fiscal year 2006. This decrease was a result of cost control efforts, including employment actions, and staff reductions.
In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with complying with new Securities and Exchange Commission regulations and the American Stock Exchange requirements may increase general and administrative expenses which will have a negative impact on our earnings in fiscal year 2008 and future periods.
Severance Costs and Abandonment of Lease
During the year ended March 31, 2006, we recorded severance costs for employees working on several contracts that expired of approximately $144,000.
In conjunction with the acquisition of AlphaNational Technology Services, Inc., we conducted a review of our facility requirements and determined that after the completion of the acquisition we would have excess space. During September 2004, we recorded a charge for abandonment of facility of approximately $179,000 related to the sub-leasing of rental office space. We leased the excess space effective October 1, 2004. The abandonment charge was net of minimum sub-lease rents of approximately $334,000.
Operating Income (Loss)
For the year ended March 31, 2007, the operating income was $0 compared to an operating loss of $1.5 million for the year ended March 31, 2006. The lack of operating income for fiscal year 2007 was the result of an increased charge for inventory obsolescence and costs in excess of revenues associated with an equipment roll out contract in the fourth quarter.

We incurred an operating loss of $1.5 million in fiscal year 2006 compared an operating loss of $3.8 million in fiscal year 2005. The operating loss for fiscal year 2006 was the result of on-going losses in connection with the performance of an unprofitable large nation-wide enterprise maintenance contract, which was terminated in April 2006, and related severance costs. The operating loss in fiscal year 2005 was primarily due to the losses incurred on the large, nation-wide, enterprise maintenance contract previously discussed, increases in our allowance for inventory obsolescence and the abandonment of certain office space.
Interest Expense
Interest expense increased 15% from $583,000 in fiscal year 2006 to $673,000 in fiscal year 2007 due to higher monthly borrowing activities compared to fiscal year 2006 and increases in the prime rate of interest.
During fiscal year 2006, interest expense decreased 12%, from $663,000 in fiscal year 2005 to $583,000 in fiscal year 2006 primarily due to lower interest rates.
Income Tax Expense (Benefit)
As a result of recording a 100% valuation reserve on our deferred tax asset during fiscal year 2007, we recorded a provision for income taxes of $2.1 million, compared to an income tax benefit of $777,000 in fiscal year 2006.

During fiscal year 2006, we recorded an income tax benefit of $777,000 compared to an income tax benefit of $1.7 million in fiscal year 2005.
For fiscal year 2005, we recorded a tax benefit of $1.7 million and tax expense for discontinued operations of $900,000.
At March 31, 2007, the deferred tax asset was $0 compared to a deferred tax asset of $2.2 million at March 31, 2006. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets.
Income from Discontinued Operations
As a result of the sale of the secure networks services business in June 2005, the results of operations of such business have been classified as discontinued operations for fiscal years 2006 and 2005. Income from discontinued operations was $310,000 and $1.4 million for fiscal years 2006 and 2005, respectively.
Gain on Sale of Discontinued Operations
We completed the sale of our secure network services business on June 30, 2005. As a requirement of the sale of our secure network services business, we deferred the recognition of the gain on the sale until certain contract contingencies related to the novation of a key contract were obtained. On January 26, 2006, the final novations were received and the contingencies resolved. As a result of the foregoing, we have recorded a gain on the sale of discontinued operations during fiscal year 2006, net of taxes of $3.6 million, of approximately $2.5 million.
Net (Loss) Income
We reported net loss of $2.8 million in fiscal year 2007, $(.88) per share. As discussed previously, the loss was principally the result of a loss on an equipment roll out project in the fourth quarter, a charge to increase our reserve for inventory obsolescence, and a charge to record a 100% valuation reserve on our deferred tax asset.
As a result of income from discontinued operations and the gain on the sale of discontinued operations partially offset by the loss from continuing operations, we reported net income of $1.5 million for fiscal year 2006 or, earnings per share of $.48 basic and diluted. As discussed above the principal reasons for the loss from continuing operations of $1.3 million in fiscal year 2006, were the losses incurred on a long-term, nation-wide, enterprise maintenance contract, and severance related costs.

Depreciation and Amortization
Depreciation and amortization was $981,000, $1.1 million, and $1.2 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. During fiscal year 2007, depreciation and amortization decreased approximately $120,000 compared to fiscal year 2006. The decrease in depreciation expense was due to certain assets becoming fully depreciated and price decreases in new equipment resulting in lower expense. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.
Sale of Secure Network Services Business
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement (“the Agreement”) with INDUS Corporation (“Indus”) pursuant to which we sold substantially all of the assets and certain liabilities of our secure network services business. The purchase price was approximately $12.5 million, in addition to adjustments for working capital of approximately $608,000 for total consideration of approximately $13.1 million. As a result of receiving notification that the key contract had been novated, we recorded a gain on the sale of the secure network services business after taxes, fees and costs of approximately $2.5 million (net of income taxes of approximately $3.6 million) during our fiscal year ended March 31, 2006. As a result of the sale of the secure network services business, we utilized a portion of its net operating loss carryforward of approximately $6.5 million in fiscal year ended March 31, 2006 and had reduced our deferred tax asset accordingly.
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
Approximately $673,000 of the original escrow amount plus interest remains in escrow as security for the payment of our indemnification obligations pursuant to the asset purchase agreement and is classified as restricted cash in the accompanying financial statements. On December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $673,000 including interest, should be disbursed to Indus. We delivered a Response Notice to the escrow agent and Indus and disputed the claims of Indus set forth in its Notice of Claim. We believe the claim is without merit. On June 26, 2007 we filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus Withdraw its claim and disburse the funds in escrow. No adjustments to the accompanying financial statements have been made relating to this matter.
Liquidity and Capital Resources
As of March 31, 2007, we had approximately $1.1 million of cash on hand. Sources of our cash in fiscal 2007 have been from cash generated from operations and from our revolving credit facility.
We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction. As part of our business strategy, we intend on reducing our indebtedness.
We anticipate that our primary sources of liquidity in fiscal 2008 will be cash generated from operations and cash available to us under our revolving credit agreement.
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
We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. See the discussion below including the “Contractual Obligations” table. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. We believe that our available funds, together with our existing revolving credit facility, will be adequate to satisfy our current and planned operations for at least through fiscal year 2008. We are in process of the completing the review of alternative sources of financing, which may replace our existing credit facilities if we are unable to comply with our financial covenants in the future.
The table below reflects our liquidity and capital resources.

Liquidity and Capital Resources (Amounts in thousands)	2007	2006	2005
Cash balance at March 31	$1,078	$400	$1,264

Working capital at March 31	$1,271	$9,674	$11,685

Net cash provided by (used in) operating activities	$419	$(8,138)	$687

Net cash provided by (used in) investment activities	$(525)	$11,751	$(1,671)

Net cash provided by (used in) financing activities	$784	$(4,477)	$1,818

At March 31, 2007, we had working capital of $1.3 million compared to working capital of $9.7 million at March 31, 2006. The current ratio was 1.07 at March 31, 2007 compared to 1.87 at March 31, 2006.
On June 30, 2005 we sold our secure network services business for $12.5 million. The gain on the sale of the business was $2.5 million net of taxes and fees. The net cash after taxes and fees was approximately $10.0 million. The proceeds were used to reduce debt and provide working capital.
Capital expenditures in fiscal year 2007 were $477,000, and in fiscal year 2006 were $588,000. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually. A summary of future minimum lease payments is set forth below and in Note 13 to the consolidated financial statements.
On June 27, 2007, we and our subsidiaries entered into the Fourth Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2008. The maximum amount available under the revolving credit agreement is $10.0 million. As of March 31, 2007, $6.9 million was outstanding under the previous revolving credit agreement. Amounts outstanding under the new revolving credit agreement will bear interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount we can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of our assets as defined in the revolving credit agreement. The interest rate at March 31, 2007 was 8.5%.

The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit us or any of such entities to enter into any merger or consolidation or sell or lease substantially all of our or its assets, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to tangible net worth plus subordinated debt of not less than $4.0 million, a current ratio of greater than 1.4:1, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in the revolving credit agreement.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that in its discretion the financial condition of us or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the revolving credit agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becomes insolvent or an involuntary petition for bankruptcy filed against it, (iii) a default under any indebtedness by us or any other obligor, and (iv) a change in more than 25% of the ownership of us without the prior written consent of Provident Bank. Upon an event of default, the lender may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against us or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of our obligations (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to us and stop and retract the making of any advances which we may have requested, and (vii) reduce the maximum amount we are permitted to borrow under the revolving credit agreement. Provident Bank is also authorized, upon a default, but without prior notice to or demand upon us and without prior opportunity of us to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect to obtain possession of any of the collateral.
At March 31, 2007, we were not in compliance with the financial covenants contained in our revolving credit agreement. We requested and received a waiver from our bank for our non-compliance with these financial covenants at March 31, 2007 and June 30, 2007. There is no assurance we will be in compliance in the future or, if not in compliance, that the bank will waive any future non-compliance with the covenants. We are in process of the completing the review of alternative sources of financing, which may replace our existing credit facilities if we are unable to comply with our financial covenants in the future. As a result of the non-compliance with its covenants and no assurances that the Company will be able to comply with its covenants beyond June 30, 2007, the revolving credit agreement has been reclassified as a current obligation.
We also extended the maturity of our auxiliary line of credit of $1.0 million from July 1, 2007 to December 31, 2007.

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
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are our affiliates, totaled $1.0 million in the aggregate at March 31, 2007 and at March 31, 2006. Pursuant to a subordination agreement between Provident Bank and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Provident Bank. On June 29, 2007 we amended our 8% promissory notes to extend the maturity date to July 1, 2009. All other terms and conditions on the promissory notes remain the same.

If any act of default occurs, the principal and interest due under the 8% promissory notes issued under the subordinated debt agreement will be due and payable immediately without any action on behalf of the note holders and if not cured, could trigger cross default provisions under our loan agreement with Provident Bank. If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.
Provident Bank approved, and we made payments totaling $50,000 and $100,000, during fiscal years 2007 and 2006, respectively, for accrued interest on the subordinated debt. Interest payable to the affiliates was approximately $142,000 and $100,000 at March 31, 2007 and 2006, respectively.
The following are our contractual obligations associated with lease commitments, debt obligations and consulting commitments as of March 31, 2007.
(Amounts in thousands)

	Bank	Other	Consulting	Operating
	Debt(1)	Debt (2)(3)	Commitment(4)	Leases	Total
Less than 1 year	$7,880	$31	$50	$916	$8,877
1 to 3 years	—	1,120	50	663	1,833
3to 5 years	—	—	—	387	387
More than 5 years	—	—	—	—	—

Total	$7,880	$1,151	$100	$1,966	$11,097

(1)	Included in our bank debt at March 31, 2007 is our bank line of credit of $6,880 and, in addition, we have an auxiliary line of credit totaling $1.0 million, the maturity of which was extended to December 31, 2007.

(2)	At March 31, 2007, affiliates (See Note 14 to the consolidated financial statements), held in the aggregate $500,000, and $500,000 face amount of our 8% subordinated notes dated November 2, 1998 and November 5, 1998, respectively. These notes are subordinate to our revolving credit agreement and we cannot make principal or interest payments on such notes without the consent of Provident Bank.

(3)	We are obligated under a capitalized lease for phone equipment with a term of sixty months. The note carries interest of 8%. The balance of the note on March 31, 2007 was $151,000.

(4)	We have a consulting advisory service commitment with a former Chief Executive Officer of the Company. From April 1, 1999 through March 31, 2009, we are to pay the former Chief Executive Officer $50,000 per year for consulting services.
Off Balance Sheet Arrangements
In connection with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

Application of Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements as they affect the updated amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserves, allowances for doubtful accounts, which impact cost of sales and gross margin, the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, depreciation of property and equipment, and income taxes and the related valuation allowance. We discuss these policies further below, as well as the estimates and management’s judgments involved. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying value of assets and liabilities not readily apparent from other sources. We believe that the estimates and judgments generally required by these policies are not as difficult or subjective and are less likely to have a material impact on our reported results of operations for a given period.
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
Inventory Valuation Reserves
We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For the last three years, our inventory reserve ranged from 12% to 25% of inventory. Based upon our historical experience, the charge for fiscal year 2008 is budgeted to be approximately $720,000, or 7.0% to 9.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $67,000. Due to changes in the mix of equipment that our customers use, economic uncertainties and the dramatic decreases in the cost for computing equipment, we increased our reserve for inventory obsolescence. The amount charged to expense for inventory obsolescence was approximately $960,000 in fiscal year 2007, compared to $318,000 in fiscal year 2006.

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. During fiscal year 2007 the amount we recorded as an allowance for bad debt was approximately $148,000 or 0.3% of our annual revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $50,000. Over the past three years bad debts expense represented approximately 0.2 % to 0.5% of revenues.
Goodwill and Other Intangible Assets
During our fiscal year ended March 31, 2003, we adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but continue to amortize other acquisition related intangible assets. During fiscal year 2007, amortization of acquisition related intangibles was $348,000, up from $344,000 in fiscal year 2006. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.
Our impairment review is based on the applicable valuation methods, including the income and market approaches. Halifax operates as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenues and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.
In December 2006, our annual assessment of goodwill and intangible assets was conducted to test for impairment, and we concluded that there was no impairment.
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
Income Taxes and Valuation Allowance
Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, including estimates of future profitability, that a 100% valuation allowance should be recorded against the deferred tax asset. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor its historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, we would reduce the valuation allowance.
Results of Operations and Forward Looking Statements
Our other results of operations and other forward looking statements contained herein involve a number of risks and uncertainties; in particular, plans to cultivate new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization, and potential future impairment of goodwill. In addition to the factors discussed above, other factors that could cause actual results to differ materially include but are not limited to the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory value
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for our fiscal year beginning April 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB NO. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 was effective for the Company beginning March 31, 2007. The adoption SAB 108 did not have a material impact on our financial condition or results of operations.
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

The information below summarizes our sensitivity to market risks as of March 31, 2007. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains a description of our debt and should be read in conjunction with the table below.

Long-term debt (including current maturities)	Total Debt
(Amounts in thousands)
Revolving credit agreement at the PRIME rate plus .25%, due June 30, 2008. The interest rate is currently 8.5%.	$6,880

Auxiliary line of credit (Interest rate of 8.5%) due December 31, 2007	1,000

Total variable rate debt	7,880

8% subordinated notes from affiliate due July 1, 2009.	1,000

Equipment under a capitalized lease, 8% interest, 60 month term	151

Total fixed rate debt	1,151

Total debt	$9,031

At March 31, 2007, we had $9.0 million of debt outstanding, of which $1.2 million bore fixed interest rates. If interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our operations.
We conduct a limited amount of business overseas, principally in Western Europe, and in Mexico and Canada. At present, all transactions are billed and denominated in US dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Halifax Corporation
We have audited the accompanying consolidated balance sheets of Halifax Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation as of March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
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
/s/Grant Thornton LLP
McLean, Virginia
July 6, 2007

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Amounts in thousands except share and per share data)	2007	2006	2005
Revenues	$50,695	$54,911	$48,426

Operating costs and expenses	46,268	51,211	46,530

Gross margin	4,427	3,700	1,896

Selling and Marketing	1,041	1,411	1,771

General and administrative	3,386	3,621	3,725
Abandonment of lease	—	—	179
Severance costs	—	144	—

Operating income (loss)	—	(1,476)	(3,779)

Interest expense	673	583	663
Other income	(32)	(6)	—

Loss before income taxes	(641)	(2,053)	(4,442)

Income tax expense (benefit)	2,149	(777)	(1,653)

Loss from continuing operations	(2,790)	(1,276)	(2,789)

Income from discontinued operations (net of taxes of $163, $863, respectively)	—	310	1,378

Gain on sale of discontinued operations (net of tax of $3,609)	—	2,502	—

Net (loss) income	$(2,790)	$1,536	$(1,411)

Earnings (loss) per share – basic
Continuing operations	$(.88)	$(.40)	$(.92)
Discontinued operations	.	.09	.46
Gain on sale of discontinued operations	—	.79	—

	$(.88)	$.48	$(.46)

Earnings (loss) per share – diluted
Continuing operations	$(.88)	$(.40)	$(.92)
Discontinued operations	.	.09	.46
Gain on sale of discontinued operations	—	.79	—

	$(.88)	$.48	$(.46)

Weighted average number of common shares outstanding – Basic	3,175,206	3,173,795	3,043,465

Weighted average number of common shares outstanding – diluted	3,179,588	3,188,082	3,094,922

*	No effect is given to dilutive securities for loss periods.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND 2006

	March 31,
(Amounts in thousands except share and per share data)	2007	2006
ASSETS

CURRENT ASSETS
Cash	$1,078	$400
Restricted cash	673	625
Trade accounts receivable, net	11,345	11,415
Inventory, net	4,946	6,363
Prepaid expenses and other current assets	584	722
Deferred tax asset	—	1,332

TOTAL CURRENT ASSETS	18,626	20,857

PROPERTY AND EQUIPMENT, net	1,225	1,381
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	947	1,295
OTHER ASSETS	121	130
DEFERRED TAX ASSET	—	828

TOTAL ASSETS	$23,837	$27,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,251	$3,975
Accrued expenses	3,124	3,160
Deferred maintenance revenues	3,058	3,515
Current portion of long-term debt	31	34
Notes payable	—	168
Bank Debt	6,880	—
Auxiliary line of credit	1,000	—
Income taxes payable	11	331

TOTAL CURRENT LIABILITIES	17,355	11,183
LONG-TERM BANK DEBT	—	6,891
SUBORDINATED DEBT – AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	120	154
DEFERRED INCOME	159	218

TOTAL LIABILITIES	18,634	19,446

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized - 6,000,000 shares Issued – 3,431,890 in 2007 and 2006 Outstanding — 3,175,206 in 2007 and 2006	828	828
Additional paid-in capital	9,047	9,017
Accumulated deficit	(4,460)	(1,670)
Less treasury stock at cost – 256,684 shares in 2007 and 2006	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	5,203	7,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,837	$27,409

See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Amounts in thousands)	2007	2006	2005
Cash flows from operating activities:

Net (loss) income	$(2,790)	$1,536	$(1,411)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Gain on sale of discontinued operations	—	(2,502)	—
Income from discontinued operations	—	(310)	(1,378)
Depreciation and amortization	981	1,081	1,159
Deferred income taxes	2,160	(1,305)	(1,704)
Equity based compensation	30	—	—
Changes in assets and liabilities:
Accounts receivable	70	(1,789)	(1,628)
Inventory	1,417	(763)	439
Prepaid expenses and other current assets	138	(235)	128
Other assets	9	11	14
Accounts payable, accrued expenses and other current liabilities	(760)	(1,977)	2,194
Deferred maintenance revenues	(457)	(261)	227
Deferred income	(59)	(60)	(59)
Income taxes payable	(320)	331	—

Net cash provided (used in) by continuing operations	419	(6,243)	(2,019)
Net cash (used in) provided by discontinued operations	—	(1,895)	2,706

Net cash flow provided by (used in) operating activities	419	(8,138)	687

Cash flows from investing activities:
Purchase of property and equipment	(477)	(402)	(833)
Proceeds from sale of discontinued operations	—	13,057	—
Restricted cash	(48)	(625)	—
Payment for acquisitions (net of cash acquired)	—	(330)	(824)

Net cash (used in) provided by investing activities by continuing operations	(525)	11,700	(1,657)
Net cash flow provided by (used in) discontinued operations	—	51	(14)

Net cash flow (used in) provided by investing activities	(525)	11,751	(1,671)

Cash flows from financing activities:
Proceeds from debt borrowings	36,198	38,975	33,195
Repayments of debt	(36,209)	(41,547)	(31,461)
Advance on auxiliary line of credit	1,000	—	—
Retirement of subordinated debt- affiliate	—	(1,400)	—
Repayments of other debt	(37)	(18)	—
Retirement of acquisition debt	(168)	(494)	—
Proceeds from sale of stock upon exercise of stock options	—	7	84

Net cash (used in) provided by financing activities	784	(4,477)	1,818

Net increase (decrease) in cash	678	(864)	834
Cash at beginning of year	400	1,264	430

Cash at end of year	$1,078	$400	$1,264

See Note 16 for supplemental cash flow information.
See notes to consolidated financial statements

HALIFAX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007, 2006, AND 2005
(Amounts in thousands except share data)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total
March 31, 2004	3,167,096	$764	$7,962	$(1,795)	256,684	$(212)	$6,719

Net Loss	—	—	—	(1,411)	—	—	(1,411)

Issuance of Common Stock	260,544	63	1,049	—	—	—	1,112

March 31, 2005	3,427,640	827	9,011	(3,206)	256,684	(212)	6,420

Net Income	—	—	—	1,536	—	—	1,536

Issuance of Common Stock	4,250	1	6	—	—	—	7

March 31, 2006	3,431,890	828	9,017	(1,670)	256,684	(212)	7,963

Equity based compensation	—	—	30	—	—	—	30

Net loss	—	—	—	(2,790)	—	—	(2,790)

March 31, 2007	3,431,890	$828	$9,047	$(4,460)	256,684	$(212)	$5,203

See notes to consolidated financial statements

HALIFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
Business Activity — Halifax Corporation (the “Company”) is incorporated under the laws of Virginia and provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions and technology deployment and integration. The Company is headquartered in Alexandria, Virginia and has locations to support its operations located throughout the United States.
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
The Company routinely transfers receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the Company for the receivables by the transferee is equal to the carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.
Inventory — Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. Due to economic uncertainties and the dramatic decreases in the cost for computing equipment, the Company increased its reserve for inventory obsolescence. The amount charged to expense for reserve for inventory obsolescence was approximately $960,000 in fiscal year 2007, compared to $318,000 in fiscal year 2006. These inventories are recorded on the consolidated balance sheets net of allowances for inventory valuation of $1.2 million and $827,000 at March 31, 2007 and 2006, respectively.
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets at March 31, 2007 and 2006.

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
Revenue Recognition — Service revenues are derived from contracts with various commercial enterprises as well as from federal and state agencies. We recognize service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing of these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts, are recognized upon the completion of both the delivery and installation. Product sales were $2.5 million, $3.4 million, and $2.7 million, with corresponding direct cost of product of $2.3 million, $3.1million, and $2.5 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Total revenues do not include Sales tax. We consider ourselves as pass-through conduit for collecting and remitting sales tax. Losses on contracts, if any, are recognized in the period in which they become determinable.
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
Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised SFAS No. 123R generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The revised SFAS No. 123R requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.
Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R using the using the modified prospective method as prescribed by SFAS No. 123 as amended by SFAS No.148. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts.
Prior to the adoption of SFAS 123 (R), the Company accounted for equity compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options was measured as the excess, if any, of the fair market value of the Company’s common stock at the date of the grant over the exercise price of the related option. Consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, had compensation cost been determined based on the fair value of awards granted in fiscal years 2006 and 2005, the net income attributable to common shareholders would have been as follows:

(Amounts in thousands except share data)	2006	2005
Net income (loss) (as reported)	$1,536	$(1,411)

Deduct: stock-based compensation expense determined under the fair value method, net of tax	(45)	(106)

Proforma net income (loss)	$1,491	$(1,517)

Earnings (loss) per common share (as reported):
Basic	$.48	$(.46)
Diluted	$.48	$(.46)

Proforma earnings (loss) per common share:
Basic	$.47	$(.50)
Diluted	$.47	$(.50)
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
Concentration of Risk — The Company has a number of significant customers. The Company’s largest customer accounted for 29%, 20% and 20% of the Company’s revenues for the years ended March 31, 2007, 2006 and 2005, respectively. The Company’s five largest customers, collectively, accounted for 60%, 54%, and 65%, of revenues for the years ended March 31, 2007, 2006 and 2005, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.
Recent Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for our fiscal year beginning April 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS No.157 will have a material impact on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 was effective for the Company beginning March 31, 2007. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

2. ACCOUNTS RECEIVABLE

Trade accounts receivable consist of:	March 31,
(Amounts in thousands)	2007	2006
Amounts billed	$10,832	$11,079
Amounts unbilled	730	501

Total	11,562	11,580
Allowance for doubtful accounts	(217)	(165)

Total	$11,345	$11,415

3. PROPERTY AND EQUIPMENT

Property and equipment consists of:	March 31,		Estimated
(Amounts in thousands)	2007	2006	Useful Lives
Machinery and equipment	$3,196	$2,746	3-10 years
Furniture and fixtures	235	210	5 years
Building improvements	315	315	5-10 years
Vehicles	162	160	4 years

Total	3,908	3,431

Accumulated depreciation	(2,683)	(2,050)

Total	$1,225	$1,381

For the years ended March 31, 2007, 2006 and 2005, depreciation expense was $633,000, $744,000 and $931,000, respectively. Included in machinery and equipment is equipment under a capital lease totaling approximately $149,000, net of accumulated amortization of $37,000.
4. ACQUISITIONS
Purchase of Contract
On December 1, 2005, the Company purchased a services contract for $330,000 from Technical Services and Support, Inc., (“TSSI”). In addition, the Company hired certain employees and subcontractors of TSSI. The entire cost was allocated to contract rights. The contract has a term of fifty-four months and the contract rights are being amortized over the remaining life of the contract.
Prepaid Acquisition Costs
The Company has capitalized certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity, primarily investment advisory services of approximately $152,000, which is recorded as a prepaid expense on our balance sheet at March 31, 2007. These costs will be included in the cost of the acquired entity. The Company periodically reviews the status of its acquisition activity and upon determining that is not likely successful an acquisition will occur it would expense this amount to operating expense.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a schedule of amortizable intangible assets as of March 31,

		2007			2006
	Estimated
	Amortization
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets
Client master contracts	60-90	$1,675	$(738)	$937	$1,675	$(440)	$1,235
Backlog	48	96	(86)	10	96	(62)	34
Subcontractor provider network	36	64	(64)	—	64	(64)	—
Non compete	24-36	109	(109)	—	109	(83)	26

		$1,944	$(997)	$947	$1,944	$(649)	$1,295

The weighted average estimated amortization period as of March 31, 2007 is 36 months.
For the fiscal year ended March 31, 2007, amortization of intangible assets was $348,000. Amortization expense for intangible assets was $344,000 and $227,000 for the fiscal years ended March 31, 2006 and 2005, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2007 as follows:

Fiscal Year ended March 31,
(Amounts in thousands):
2008	$303
2009	294
2010	223
2011	93
2012	34

Total	$947

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions and other relevant factors.
In December 2006, the company performed its annual assessment of goodwill and intangible assets to test for impairment in accordance with SFAS No. 142, and concluded that there was no impairment.

6. DEBT

	March 31,
	(Amounts in thousands)
Bank debt consists of:	2007	2006
Revolving credit agreement dated July 6, 2006 maturing June 30, 2008 with a maximum borrowing limit of $10.0 million. Amounts available under this agreement are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2007 and 2006, $5.1 million, respectively, was available to the Company under the terms of the agreement. The facility bears interest at the bank’s prime rate plus 3/4%. The interest rate at March 31, 2007 and 2006 was 8.5% and 7.75%, respectively.	$6,880	$6,891

Auxiliary line of credit (The interest rate was 8.5%) The maturity date is December 31, 2007	1,000	—

Total bank debt	$7,880	$6,891

Subordinated note with an affiliate (see Note 13) dated November 2, 1998. Principal due on July 1, 2009. Interest accrues annually at 8%.	500	500

Subordinated note with an affiliate (see Note 13) dated November 5, 1998. Principal due on July 1, 2009. Interest accrues annually at 8%.	500	500

Subtotal – debt affiliated parties	1,000	1,000

6% notes issued to former AlphaNational shareholders due March 31, 2006 (see Note 4) The notes were paid in full on April 17, 2006.	—	168

Equipment under a capitalized lease, 8% interest, 60 month term	151	185

Other debt, interest rates 0.0% to 1.9%, terms ranging from 36 to 48 months.	—	3

Total debt	9,031	8,247
Less current maturities	7,911	202

Total long-term debt	$1,120	$8,045

The Company was not in compliance with the financial covenants of its revolving credit agreement at March 31, 2007. The Company requested and received a waiver of the non-compliance with the financial covenants as of March 31, 2007 and June 30, 2007. As a result of the non-compliance with its covenants and no assurances that the Company will be able to comply with its covenants beyond June 30, 2007, the revolving credit agreement has been reclassified as a current obligation.
Minimum future principal payments on long-term debt are as follows:

(Amounts in thousands)

Year ended
March 31,	Total
2008	$7,911
2009	37
2010	1,049
2011	34

Total	$9,031

The carrying value of the revolving credit agreement and the auxiliary line of create approximate fair market value at March 31, 2007. Because the $1 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
7. ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,
(Amounts in thousands)	2007	2006
Accrued lease payments	$1,241	$825
Accrued vacation	320	735
Accrued payroll	421	465
Payroll taxes accrued and withheld	493	466
Interest	195	115
Other accrued expenses	454	554

	$3,124	$3,160

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
On September 16, 1994, the shareholders approved the Key Employee Stock Option Plan (“1994 Plan”). Options expire five to ten years after the date of grant. The maximum number of shares of the Company’s common stock subject to the 1994 Plan and approved for issuance was originally 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. On March 2, 2000, the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400,000 shares.
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
On September 14, 1997, shareholders approved the Non-Employee Director Stock Option Plan (“1997 Plan”). The maximum number of shares of the Company’s common stock subject to the 1997 Plan and approved for issuance was originally 100,000 shares either authorized and unissued or shares held in treasury. The initial stock-based incentive awards granted under the 1997 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vesting monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year. The 1997 plan expired on September 18, 2004.
The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant. The Company granted options to purchase 69,500 shares of the Company’s common stock during the fiscal year ended March 31, 2007. The stock compensation expense recognized during the fiscal year ended March 31, 2007 was approximately $30,000. As of March 31, 2007, the total remaining unrecognized compensation expense related to unvested options was approximately $140,000, which will be recognized over the next four years.

The fair value of each of the Company’s option grants is estimated on the date of grant using the Black-Scholes option – pricing model, based on the following assumptions for the fiscal years ended March 31, 2007,2006 and 2005: risk-free interest rate of 4.94% ,4.59%, and 2.63% respectively, dividend yield of 0%, 0% and 0% respectively, volatility factor related to the expected market price of the Company’s common stock of 48.99%, 28.5%, and 36.25%, respectively, and weighted-average expected option life of one to ten years. The weighted average fair value of options granted during fiscal 2007, 2006, and 2005 were $1.62, $1.15, and $1.43, respectively.
A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
2005 Plan	Shares	Per Share
Outstanding March 31, 2005	—	$—

Granted	27,800	3.40

Outstanding at March 31, 2006	27,800	3.40

Granted	69,500	3.00

Outstanding at March 31, 2007	97,300	$3.11

		Weighted
		Average
	Number of	Exercise Price
1994 Plan and 1997 Plan	Shares	Per Share
Outstanding at March 31, 2004	417,917	5.07

Granted	96,800	4.56
Exercised	(21,500)	3.48
Forfeited/Expired	(32,500)	3.77

Outstanding at March 31, 2005	460,217	5.13

Exercised	(4,250)	2.60
Forfeited/Expired	(50,050)	5.02

Outstanding at March 31, 2006	405,917	5.16

Forfeited/Expired	(6,500)	4.78

Outstanding at March 31, 2007	399,417	$5.17

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Plan at March 31, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	9 years	$3.40	27,800	$3.40
3.00	69,500	10 years	3.00	0	—

$3.00-3.40	97,300		$3.11	27,800	$3.40

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Plan and 1997 Plan at March 31, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$10.25	24,250	.50 years	$10.25	24,250	$10.25
7.03	10,500	1.50 years	7.03	10,500	7.03
5.57-7.56	77,000	2.80 years	6.23	77,000	6.23
5.38-7.06	64,500	3.25 years	5.81	64,500	5.81
1.80-4.05	76,000	4.66 years	3.49	76,000	3.49
3.10-5.00	48,167	5.70 years	3.49	48,167	3.49
4.11-5.70	18,000	6.31years	4.55	14,242	4.27
4.45-5.02	81,000	7.00 years	4.58	78,688	4.59

$1.80-$10.25	399,417		$5.17	393,346	$5.17

The fair value of options vested was $14,498, $39,688 and $126,390 for the years ended March 31, 2007, 2006 and 2005, respectively.
The intrinsic value of options vested at March 31, 2007was approximately $21,000.
9. EMPLOYEE 401(K) RETIREMENT PLAN
The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 1% of salary, and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $57,000, $70,000 and $64,000 for the years ended March 31, 2007, 2006 and 2005, respectively.
10. EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which all employees of the Company are eligible to contribute funds for the purchase of the Company’s common stock on the open market at market value. Under the Employee Stock Purchase Plan, the Company agrees to pay all brokerage commissions associated with such purchases. There has not been any significant activity in the Employee Stock Purchase Plan during the three fiscal years ended March 31, 2007.
11. INCOME TAXES
The components of income tax (benefit) expense are as follows for the years ended March 31:

(Amounts in thousands)	2007	2006	2005
Current expense:
Federal	$—	$133	$—
State	10	395	51

Total current:	10	528	51
Deferred expense:
Federal	1,926	(1,065)	(1,394)
State	213	(240)	(310)

Total deferred:	2,139	(1,305)	(1,704)

Income tax expense (benefit)	$2,149	$(777)	$(1,653)

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2007	2006
Deferred tax assets:
Accounts receivable reserves	$84	$63
Inventory reserve	478	318
Inventory capitalization	86	100
Depreciation/amortization	112	76
Accrued compensation/vacation and other	181	385
Abandonment of space	26	44
AMT credit carryforwards	219	227
Net operating loss carryforward	1,003	863
Deferred gain on building sale	61	84

	2,250	2,160
Deferred tax liabilities:	—	—

	2,250	2,160
Valuation allowance	(2,250)	—

Net deferred tax asset	$—	$2,160

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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon its managements’ evaluation of its deferred tax asset and its historical losses from continuing operations for the past three years, the Company determined that it was necessary to record a full valuation allowance. Accordingly, the Company recorded a charge to income tax expense of $2.2 million to reduce its deferred tax asset to zero.
As a result of the sale of the secure network services business completed on June 30, 2005, and other operations during fiscal year 2006 the Company utilized approximately $6.5 million of the net operating loss carry forward during that period.
The Company has approximately $2.8 million of net operating loss carryforwards, which expire in fiscal years 2019 through 2027 and alternative minimum tax credit of $219,000.
The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2007	2006	2005
(Benefit) provision for income taxes	(34.0)%	(34.0)%	(34.0)%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	(6.7)	(4.1)	(7.1)
Permanent items	22.9	26.3	3.9
Other	2.0	(3.0)	—
Change in valuation allowance for deferred tax assets	351.0	—	—

Total	335.2%	(14.8)%	(37.2)%

12. DISCONTINUED OPERATIONS
The following discloses the results of discontinued operations of the secure network services business for the years ended March 31, 2006 and 2005.

(Amounts in thousands)	2006	2005
Revenue	$3,045	$13,580

Income before taxes	$473	$2,240

Net income	$310	$1,378
13. LEASING ACTIVITY
The Company is obligated under operating leases for office space and certain equipment expiring through the fiscal year ended March 31, 2010. The following are future minimum lease payments, net of sublet rental income under operating leases as of:

(Amounts in thousands)
Year ending March 31,
2008	$1,080
2009	773
2010	387

Total minimum lease payments	$2,240

The Company subleases a portion of its office space. The minimum sublease rental income is estimated to be approximately $383,000, $307,000 and $96,000 for fiscal years 2008 2009 and 2010, respectively.
Deferred income of $159,000 and $218,000 at March 31, 2007 and 2006, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.
Total rent expense under operating leases was $1.1 million, $1.3 million, and $1.1 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2007 was approximately $786,000.
14. RELATED PARTY TRANSACTIONS
As of March 31, 2007, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are affiliates, are the beneficial owners of 784,422 shares, or 27% of the Company’s common stock and hold, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $80,000 for fiscal year 2007, and $33,000 for fiscal year 2006. During fiscal year 2007, after receiving consent from our bank, the Company paid $50,000 of accrued interest on the subordinated debt . The principal amount outstanding under the subordinated notes was $1.0 million at March 31, 2007. In addition, the maturity date of the notes was extended to July1, 2009. (See Note 6).
15. COMMITMENTS AND CONTINGENCIES
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation (“Indus”), pursuant to which we sold substantially all of the assets and certain liabilities of our secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3.0 million of the purchase price was held in escrow (the “Escrow”). The terms of the Agreement, including the Escrow, are as set forth in the Form 8-K filed with the SEC on July 1, 2005, as amended on Form 8-K/A, on July 7, 2005.

Pursuant to the Escrow, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000 from escrow, which was being held as security in escrow for our indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $48,000, should be disbursed to Indus. The total amount of $673,000 held in escrow is recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. The Company believes the claim is without merit. On June 26, 2007 the Company filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. No adjustment to the accompanying financial statements has been made related to this matter.
From time to time, the Company is engaged in ordinary routine litigation incidental to our business to which it is a party. While the Company cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.
16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The Company paid the following amounts for interest and income taxes during the years ended March 31:

(Amounts in thousands)	2007	2006	2005
Interest	$637	$586	$644

Income taxes	$320	$395	$—

Disclosure of non-cash financing activities:

Purchase of equipment pursuant to a capital lease	$—	$186	$—

5% notes payable to former AlphaNational shareholders	$168	$—	$—

Common stock issued for the purchase of AlphaNational	$—	$—	$1,028

17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended March 31,
(Amounts in thousands except share data)	2007	2006	2005
Numerator for earnings per share:

Net income as reported – Basic and Diluted	$(2,790)	$1,536	$(1,411)

Denominator:

Denominator for basic earnings per share-Weighted-average shares outstanding	3,175,206	3,173,795	3,043,465

Effect of dilutive securities:
Employee stock options	4,380	14,287	42,243
Non qualified stock options	—	—	564
Warrants	—	—	8,650

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	3,179,586	3,188,082	3,094,922

Earnings per share — Basic:	$(.88)	$.48	$(.46)

Earnings per share — Diluted	$(.88)	$.48	$(.46)

The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to shares outstanding to assume the conversion of dilutive common stock equivalents. No effect is given to dilutive securities for loss periods from continuing operations.
18. SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS
The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as required. Based upon information reviewed by the Company’s management, its business activities are considered to be in one business segment which provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers.
The Company has a number of significant customers. The Company’s largest customer accounted for 29%, 20% and 20% of the Company’s revenues for the years ended March 31, 2007, 2006 and 2005, respectively. The Company’s five largest customers, collectively, accounted for 60%, 54%, and 65%, of revenues for the years ended March 31, 2007, 2006 and 2005, respectively. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS:
(Amounts in thousands except share data)

	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007 (1) (2)
Revenues	$12,746	$12,369	$12,603	$12,977

Gross Margin	1,476	1,325	1,401	225

Net income (loss)	$84	$22	$51	$(2,947)

Basic earnings per share	$.03	$.01	$.02	$(.93)

Diluted earning per share	$.03	$.01	$.02	$(.93)

	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$14,679	$13,958	$13,390	$12,884

Gross Margin	1,182	1,094	314	1,110

Loss from continuing operations	(234)	(172)	(783)	(87)
Income from discontinued operations	310	—	—	—
Gain on sale of discontinued operations	—	—	2,182	320

Net income ( loss)	$76	$(172)	$1,399	$233

Basic earnings per share Continuing operations	$(.07)	$(.05)	$(.25)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	.69	.10

	$.02	$(.05)	$.44	$.07

Diluted earning per share Continuing operations	$(.07)	$(.05)	$(.25)	$(.03)
Discontinued operations	.09	—	—	—
Gain on sale of discontinued operations	—	—	.69	.10

	$.02	$(.05)	$.44	$.07

(1)	During the quarter ended March 31, 2007, the Company recorded a $500,000 charge to increase its reserve for obsolete inventory.

(2)	Based upon its managements’ evaluation of its current deferred tax asset and its historical losses from continuing operations for the past three years, the Company determined that it was necessary to record a valuation allowance equal to 100% of the value of its deferred tax asset of $2.2 million during its fourth quarter of fiscal year ended March 31, 2007.

Halifax Corporation
Schedule II, Valuation and Qualifying Accounts
March 31, 2007

	Balance at			Balance at
	Beginning			end of
	of year	Additions	Deductions	Year
Year Ended March 31, 2005

Allowance for doubtful Accounts	$148,000	$179,000	$29,000	$298,000

Allowance for inventory Obsolescence	$952,000	$1,044,000	$280,000	$1,716,000

Year Ended March 31, 2006

Allowance for doubtful Accounts	$298,000	$86,000	$219,000	$165,000

Allowance for inventory Obsolescence	$1,716,000	$318,000	$1,207,000	$827,000

Year Ended March 31, 2007

Allowance for doubtful Accounts	$165,000	$145,000	$93,000	$217,000

Allowance for inventory	$827,000	$960,000	$547,000	$1,240,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of the Company’s Disclosure Controls and Procedures and Internal Control and Financial reporting. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”), as of the end of the period covered by this Form 10-K (“Disclosure Controls”). This evaluation (“Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
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
Conclusions. As a part of the audit process, the Company has determined that control deficiencies in its internal control over financial reporting that existed as of March 31, 2007 constitute a material weakness within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2. This material weakness in internal control over financial reporting was related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. Such material weakness was identified, and because management considers its internal controls over financial reporting to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially over the Company’s internal control over financial reporting. As a result of the material weakness described above, however, management is considering the retention of additional accounting staff or outside consultants to assist in the area of income tax reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
The information regarding executive officers contained in Part I, “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference in this Item 10.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all directors, officers, including our chief executive officer, chief financial officer, principal accounting officer, controller and persons performing similar functions, and employees. Copies of our Code of Conduct and Ethics are available without charge upon written request directed to Halifax Corporation, Attn: Secretary, 5250 Cherokee Avenue, Alexandria, VA 22312.
Item 11. Executive Compensation
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements. Our 2007 annual meeting of shareholders is to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Equity Compensation Plans
The following table sets forth the information regarding equity compensation plans, as of March 31, 2007.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	399,417	$5.17	162,700
Equity compensation plans not approved by security holders (2)	50,000	3.19	—

Total	449,417	$4.94	162,700

(1)	The Company has three equity compensation plans, the 1994 Key Employee Stock Option Plan, the 1997 Non-Employee Director’s Stock Option Plan and 2005 Stock Option and Stock Incentive Plan.

The 2005 Stock Option and Stock Incentive Plan has a maximum of 260,000 shares of Common Stock that are available for issuance. As of March 31, 2007, there were options to purchase 97,300 shares of common stock outstanding and 0 shares of Common Stock issued pursuant to restricted stock awards.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 shares of Common Stock available for issuance. As of March 31, 2007, there were options to purchase 202,200 shares of the Company’s Common Stock outstanding. No additional options may be granted under the 1994 Key Employee Stock Option Plan. The Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2007, there were options to purchase 99,917 shares of the Company’s Common Stock outstanding. No additional options may be granted under the Non-Employee Directors Stock Option Plan.

(2)	On August 29, 2003, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $3.19 per share to its investment advisors.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report as Item 8:
1.	Consolidated Financial Statements
o	Independent Auditors’ Report

o	Consolidated Statements of Operations for the years ended March 31, 2007, 2006, and 2005

o	Consolidated Balance Sheets as of March 31, 2007 and 2006

o	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005

o	Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2007, 2006 and 2005

o	Notes to Consolidated Financial Statements
2.	Financial Statement Schedule
o	Schedule II, Valuation and Qualifying Accounts
All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

2.1	Agreement and Plan of Merger, dated August 29, 2003 for the Acquisition of Microserv, Inc. by Halifax Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 12, 2003.)

2.2	Agreement and Plan of Merger dated September 30, 2004 by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from Exhibit 2.1 to Form 8-K dated September 30, 2004.)

2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended March 31, 1995.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

3.3	Articles of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended March 31, 2000.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Charles L. McNew Executive Severance Agreement dated March 31, 2003.

10.6	Non-Employee Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.8	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.) 10.8 Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.) 10.9 Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.10	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Summary Term Sheet of Director Fees and Officer Compensation (Incorporated by reference to the 2007 Proxy.)

10.15	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

10.18	Second Amended and Restated Loan and Security Agreement dated as of the 29th day of June, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended March 31, 2005.)

10.18	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007. (Incorporated by reference to Exhibit 10.4 to Form 8-K, dated July 3, 2007)

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007. (Incorporated by reference to Exhibit 10.3 to Form 8-K, dated July 3, 2007)

10.22	Third Amended and Restated Loan and Security Agreement dated as of 6th day of July, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended June 30, 2006)

10.23	Fourth Amended and Restated Loan and Security Agreement dated as of 29th day of June, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 3, 2007)

21.1	Subsidiaries of the registrant.

23	Independent Registered Public Accounting Firm Consent

23.1	Independent Registered Public Accounting Firm Consent

23.2	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 6, 2007.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 6, 2007.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 6, 2007. pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 6, 2007. pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By	/s/ Charles L. McNew

Charles L. McNew
	President and Chief Executive Officer	Date: 7/6/07
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles L. McNew Charles L. McNew	President and Chief Executive Officer and Director, (Principal Executive Officer)	7/6/07

/s/ Joseph Sciacca Joseph Sciacca	Vice President, Finance, and Chief Financial Officer, (Principal Financial Accounting Officer)	7/6/07

/s/ John H. Grover John H. Grover	Chairman of the Board of Directors	7/6/07

/s/ Thomas L. Hewitt Thomas L. Hewitt	Director	7/6/07

/s/ John M. Toups John M. Toups	Director	7/6/07

/s/ Daniel R. Young Daniel R. Young	Director	7/6/07

/s/ Arch C. Scurlock, Jr. Arch C. Scurlock, Jr.	Director	7/6/07

/s/ Gerald F. Ryles Gerald F. Ryles	Director	7/6/07