Form 10-K/A
period 2007-03-31
HALIFAX CORP
filed 2007-07-30
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 1-08964
Halifax Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (703) 658-2400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.24 par value	American Stock Exchange

(title of each class)	(Name of each exchange
on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
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
As of July 27, 2007 there were 3,175,206 shares of the registrant’s Common Stock, par value $0.24, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended March 31, 2007, which was initially filed with the Securities and Exchange Commission (“SEC”) on July 10, 2007 (the “Original Filing”) is being filed with the SEC to provide the information required pursuant to the rules of the SEC in Part III, Items 10, 11, 12, 13 and 14 of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of the registrant’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2. Changes to Item 15 of Part III included in this Form 10-K/A consist of corrections of certain typographical errors and additional exhibits.
All information contained in this Form 10-K/A is as of the original filing date of the Annual Report on Form 10-K for the fiscal year ended March 31, 2007, unless otherwise noted, and does not reflect any subsequent information or events other than as described above.

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K/A constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our bylaws, as amended, provide that we shall be managed by a Board of Directors consisting of between three and seven members, the precise number of directors to be fixed from time to time by resolution of the Board of Directors. The number of directors is currently fixed at seven. Each director is elected to serve until the next annual meeting of shareholders or until the election and qualification of his respective successor.
In accordance with the merger agreement pursuant to which we acquired Microserv, Inc., referred to as the merger agreement in this document, we agreed that the former shareholders of Microserv, Inc. shall have the right to nominate a director to our Board of Directors so long as such former shareholders collectively own greater than 50% of the number of shares of common stock issued to them pursuant to the merger agreement, referred to as the Microserv nominee in this document. As of June 30, 2007, the former shareholders of Microserv, Inc. collectively owned greater than 50% of the number of shares of common stock issued to them pursuant to the merger agreement. Pursuant to the merger agreement, we also agreed to recommend, consistent with the fiduciary duties of our Board of Directors, the Microserv nominee to our shareholders and to undertake our best efforts to secure the election of such nominee. In addition, pursuant to a voting agreement executed in connection with the merger agreement, Charles L. McNew, Joseph Sciacca, Hugh M. Foley and Thomas J. Basile, subject to certain limitations concerning the qualification of the Microserv nominee, are required to vote their respective shares of our voting capital stock in favor of the Microserv nominee. Gerald F. Ryles was the Microserv nominee for the 2007 fiscal year and served as a member of our Board of Directors in the 2007 fiscal year.
The following table sets forth the name of each of the members of our Board of Directors, together with their respective ages as of June 30, 2007, periods of service as directors, principal occupations or employment for the past five years and the names of other public companies in which such persons hold directorships.

		Date First
Director	Age	Elected	Principal Occupation and Employment; Other Background
John H. Grover	79	1984	John H. Grover is the Chairman of our Board of Directors. From December 2002 until its liquidation in December 2003, Mr. Grover served as President of Research Industries Incorporated, a private investment company. Prior to such time, he served as Executive Vice President, Treasurer and director of Research Industries Incorporated from 1968 until June 2003, and as a director of TransTechnology Corporation, an aerospace engineering company, from 1969 to 1992. In addition, he presently serves as a director of Westgate Partners, Inc., a real estate investment company, World Resources Co., a recycling company, Parkgate Group, LLC, a real estate investment company, Aviation Facilities Company, Inc., a real estate investment company, and Nano-C, Inc., a chemical manufacturing company. He is a general partner of Grofam, L.P., an investment company.

Thomas L. Hewitt	68	2000	Thomas L. Hewitt has served as Chief Executive Officer of Global Governments LLC, a consulting firm, since June 2000. He founded Federal Sources, Inc. in December 1984, a market research and consulting firm, and served as Federal Sources, Inc.’s Chief Executive Officer until the recent sale of Federal Sources, Inc. in 2000. Prior to founding Federal Services, Inc., Mr. Hewitt served as a Senior Vice President of Kentron, an information technology professional services company acquired by Planning Resource Corporation, a government IT service company, and held several senior level positions at Computer Science Corporation, an information technology systems integration company, including President of the Infonet Government Systems Division and Vice President of Program Development of the Systems Group. Mr. Hewitt is currently a director of GTSI Corp., a reseller of software and hardware.

		Date First
Director	Age	Elected	Principal Occupation and Employment; Other Background
Charles L. McNew	55	2000	Charles L. McNew joined us in July 1999 and was appointed President and Chief Executive Officer in May 2000. He was acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was Executive Vice President and Chief Financial Officer. Prior to joining our company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and later Chief Operating Officer of NumereX Corporation, a public Company which develops and markets communications and information products and services.

Gerald F. Ryles	71	2003	Gerald F. Ryles served as Chairman of the Board of Directors and Chief Executive Officer of Microserv, Inc. from January 1994 until January 2001. From January 2001 until we acquired by merger all of the issued and outstanding capital stock of Microserv, Inc., on August 29, 2003, Mr. Ryles served as the Chairman of the Board of Directors of Microserv, Inc. Mr. Ryles also serves as a director of Giant Campus, Inc., a software company, and Zumiez Inc., a mall based specialty retailer.

Arch C. Scurlock, Jr.	60	2003	Arch C. Scurlock, Jr. has served as a financial analyst consultant since June 2003. Prior to such time, he served as Vice President of Research Industries Incorporated from 1987 until December 2003 and as a director of Research Industries Incorporated from 1983 until December 2003. From 1977 to 1987, Mr. Scurlock was a chemical engineer at Atlantic Research Corporation, a government research company.

Daniel R. Young	73	2001	Daniel R. Young has served as a managing partner for The Turnberry Group, an advisory practice to chief executive officers and other senior executives, since October 2000. He also serves as a director of GTSI Corp. and NCI, Inc., an information technology systems engineer and integration company. Mr. Young was formerly Vice Chairman and Chief Executive Officer of Federal Data Corporation, a government IT service company, until 2000. He joined Federal Data Corporation in 1976 as the Executive Vice President, and in 1985 was elected President and Chief Operating Officer. Following the 1995 acquisition of Federal Data Corporation by The Carlyle Group, a private investment group, Mr. Young assumed the position of President and Chief Executive Officer. In 1998, he was elected Vice Chairman of the Board of Directors. Before joining Federal Data Corporation, Mr. Young was an executive of Data Transmission Company, an information technology company. He ultimately became Executive Vice President, and, prior to that, held various engineering, sales and management positions at Texas Instruments, Inc., a computer equipment manufacturer. He also served in the U.S. Navy as a sea officer.

		Date First
Director	Age	Elected	Principal Occupation and Employment; Other Background
John M. Toups	81	1993	John M. Toups currently serves as a director of GTSI Corp. and NVR, Inc., a residential construction company. Mr. Toups served as President and Chief Executive Officer of Planning Resource Corporation from 1978 to 1987. Prior to that he served in various executive positions with Planning Reserve Corporation. For a short period of time in 1990, he served as interim Chairman of the Board of Directors and Chief Executive Officer of the National Bank of Washington and Washington Bancorp.
Information in response to Item 401 of Regulation S-K regarding our executive officers who are not directors is included in “Item 1. Business” of the Form 10-K filed with the Securities and Exchange Commission, referred to as the SEC in this document, on July 10, 2007 and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. We believe that all of the filing requirements were complied with by our officers and directors and by the other beneficial owners of more than 10% of our common stock except that Douglas H. Reece reported the grant of stock options late on a Form 3, Jimmie L. May reported the grant of stock options late on a Form 4, John H. Grover, Thomas L. Hewitt, Gerald F. Ryles, Arch C. Scurlock, Daniel R. Young, John M. Toups, Charles L. McNew, Hugh M. Foley and Joseph Sciacca each reported the grant of stock options late on a Form 4 and Douglas H. Reece, John H. Grover, Thomas L. Hewitt, Gerald F. Ryles, Arch C. Scurlock, Daniel R. Young, John M. Toups, Charles L. McNew, Hugh M. Foley and Joseph Sciacca each reported the grant of stock options late on an amended Form 4. On making the foregoing statements, we relied upon copies of the reporting forms that we received and certain written representations.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and any other accounting officer, controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.hxcorp.com, via the Investors page. It is also available in print to any shareholder on request to the Corporate Secretary at Halifax Corporation, 5250 Cherokee Avenue, Alexandria, VA 22312. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics by posting that information on our website.
Information on our website is not and should not be considered a part of this Annual Report on Form 10-K/A.
Audit Committee
The Board of Directors has established a standing Audit Committee. The Audit Committee assists our Board of Directors in maintaining the integrity of our financial statements and financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee reviews the scope of independent audits and assesses the results. The Audit Committee meets with management to consider the adequacy of the internal controls and the objectivity of financial reporting. The Audit Committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The Audit Committee selects, compensates, appoints and oversees our independent auditors. The independent auditors periodically meet alone with the Audit Committee and always have unrestricted access to the Audit Committee. The Audit Committee also approves related party transactions. The Audit Committee, which currently consists of Messrs. Toups (Chairman), Young and Hewitt, met nine (9) times in the fiscal year 2007. Our Board of Directors has determined that each of Messrs. Toups, Young and Hewitt are independent as defined in the applicable rules of the American Stock Exchange Company Guide, referred to as the AMEX Company Guide in this document, and Rule 10A-3 of the Exchange Act and that Messrs. Toups and Young qualify as “audit committee financial experts” as defined under Item 407 of Regulation S-K.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of the compensation arrangements of our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated officers whose total compensation exceeded $100,000 in the fiscal year ended March 31, 2007, referred to as the named executive officers in this document, should be read together with the compensation tables and related disclosures set forth elsewhere in this document. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Overview of our Compensation Philosophy. Our overall compensation philosophy is to provide executive compensation packages that enable us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following elements provide a framework for our executive compensation program: (i) competitive salary; (ii) bonus and award programs designed to reinforce desired performance metrics; and (iii) use of non-cash compensation to align the interests of our executives with those of our shareholders. The payment of cash compensation serves to reward our executive officers for attaining short term corporate goals and grants of options to purchase our common stock provide executive officers with long term incentive to continue achieving value added results for our shareholders.
Role of our Compensation Committee. Our executive compensation program is approved and monitored by the Compensation Committee of our Board of Directors. The members of the Compensation Committee are John Grover (chairman), John Toups and Thomas Hewitt, each of whom is an independent, non-employee director. The Compensation Committee maintains a practice of meeting prior to each regular Board of Directors meeting and generally holds a session to discuss the compensation of executive officers (without management present) at each regular board meeting.
Under the terms of its charter, the Compensation Committee is responsible for reviewing and approving compensation granted to our named executive officers, including our Chief Executive Officer; however, the independent directors of the Board of Directors make the final determination as to the compensation paid to the Chief Executive Officer. In particular, the Compensation Committee reviews and approves the following components of compensation for the named executive officers:
•	annual base salary;

•	cash bonuses, including specific goals and amounts;

•	other equity compensation;

•	employment agreements, severance arrangements and change of control agreements/provisions, as applicable;

•	signing bonus or payment of relocation costs for new hires; and

•	any other material benefits or compensation or arrangements.
The Compensation Committee serves as the administrator for our 2005 Stock Option and Stock Incentive Plan. All option grants, including grants to named executive officers, are approved by the Compensation Committee.
In addition, the Compensation Committee has the authority to retain its own compensation consultant, review and assess the annual incentive plans for our executives, provide feedback regarding proposed employment agreements with our named executive officers and obtain advice and assistance from internal or external legal, accounting or other advisors, as needed.

Executive Compensation Program. Our performance-oriented compensation program consists of a base salary, annual cash bonuses, long-term equity incentives (including stock and option awards), benefits (including health and dental plans, life insurance, disability benefits and a 401(k) plan) and severance and termination protection. We believe that appropriately balancing the total compensation package and ensuring the viability of each component of the package is necessary in order to provide market-competitive compensation and to attract and retain talent. As a small public company, we also try to optimize the mix of components to make such compensation programs cost effective.
The Compensation Committee evaluates each executive officer annually, focusing on the individual’s ability to meet performance objectives and his ability to achieve certain company goals. Following this analysis, the Compensation Committee establishes a basis for the pay levels of the executive officers for the new fiscal year. Our Chief Executive Officer assists in this process by offering salary recommendations to the Compensation Committee for executive officers, other than himself. Total compensation for our executive officers may vary significantly from year-to-year based on company and individual performance. Further, the value of equity-based awards to our executives will vary in value based on our stock price performance over time.
The following is a more detailed explanation of the primary components of our executive compensation program.
Base Salary. Base salary is primarily determined by competitive benchmarking and individual job performance. Base salaries for executive officers are reviewed at least annually. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities, business experience and competitive salary practices. We do not apply specific formulas to determine annual pay increases, if any, and attempt to make decisions regarding changes in base salary in the context of other short-term and long-term compensation components. Approved increases in base salary are generally effective on the first of the month following our annual shareholders meeting each year.
Relative to the fiscal year ended March 31, 2007, we anticipate an approximately 5% to 7% increase in the base salary of our named executive officers, excluding Mr. Reece, for the 2008 fiscal year. Mr. Reece will continue to receive previous base salary and other incentivized compensation based on our ability to reach established revenue targets.
Cash Bonuses. Our named executive officers are eligible for our Senior Management Cash Bonus Plan. In general, this plan provides cash bonuses to executive officers upon the attainment of objectives directly related to our performance against the budget, which are parallel with the interests of our shareholders.
At the start of each fiscal year, the Compensation Committee works directly with our Chief Executive Officer to define specific performance goals for each executive officer, which constitute the basis for each executive’s performance objectives under the plan. This process is an integral part of our culture and is intended to reinforce our collaborative, team-oriented and performance-driven environment. In addition, the cash bonuses are designed to reward our executive officers for the attainment of short term corporate goals.
During our fiscal year ended March 31, 2007, we did not attain our budgeted goals and, as a result, the executive officers did not receive any cash bonus compensation. In fiscal year 2008, annual bonus opportunities for our named executive officers may range from 15% to 25% of base salary. In addition, the Compensation Committee may add qualitative components to the Senior Management Cash Bonus Plan. In such case, the weight given to each quantitative and qualitative component used to evaluate the named executive officers will be determined by the Compensation Committee. The Compensation Committee may also decide to make any qualitative performance-based bonus contingent on the achievement of certain quantitative goals. This measure would prevent executive’s from receiving cash bonuses based on qualitative performance in the event that we did not achieve preestablished revenue and earnings targets.
Long Term Equity Incentives — Stock Options. Consistent with our compensation philosophy, a portion of our compensation program is based on our long-term performance and the price of our common stock. This component consists of options to purchase our common stock. Similar to base salary increases, stock options are also granted to address promotions and significant changes in responsibility. The Compensation Committee does not utilize a specific formula as the basis for granting awards under our stock incentive plans.

Stock options are granted at exercise prices equal to the fair market value (i.e., the closing price) of our stock on the date of grant. Accordingly, stock options will only result in compensation to the executive officer to the extent our stock price increases during the applicable term of the option. Employee stock options previously granted under our 2005 Stock Option and Stock Incentive Plan typically vested over five annual installments, 20% each year on the anniversary of the date of grant.
Although stock options are expensed on and negatively impact our net operating results, we believe that long-term equity-based compensation is a critical element of our overall compensation program because it helps focus our executives on our long-term financial goals and operational performance and also aligns the interests of our executives with those of our shareholders. The potential financial value offered through such options is also an important retention tool.
We attempt to award stock options in a manner that we believe is competitive in the industry and in relation to the particular job function of the executive officer. The Compensation Committee, however, has the ability to award a significantly greater number of stock options if it deems such award to be in the best interests of the Company and our shareholders.
The Compensation Committee seeks to avoid granting stock options under the 2005 Stock Option and Stock Incentive Plan when our directors and executive officers are aware of material non-public information that reasonably may be perceived to impact the market price of our common stock or around the time that such information is released. With that said, grants of stock options for employees and directors, including executive officers, are generally awarded at the first regular meeting of the Compensation Committee following the annual shareholder meeting. All other option awards are made at regularly scheduled Compensation Committee meetings. The Compensation Committee’s meetings are scheduled to coincide with established Board of Director meetings. Thus, the proximity of any stock option issuance to an earnings announcement or other market event is coincidental.
Benefits. In general, our practice is to provide commensurate benefits to employees at all levels of our organization. Consistent with this practice, the following is a list of the primary benefits provided to our employees, including our executive officers:
•	Health and dental plans, including, at the employee’s option, Flexible Spending Accounts and/or a Health Savings Account. In the event that an employee elects to participate in a Health Savings Account, we contribute up to $2,500 to the employee’s Health Savings Account annually;

•	Term life insurance and optional supplemental life insurance;

•	Optional supplemental health coverage;

•	Short and long-term disability benefits;

•	401(k) plan, including a company match of 50% of employee contributions up to 1% of the employee’s total cash compensation; and

•	Paid time off and holidays.
We believe that these benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.
Additionally, we provide our Chief Executive Officer with an automobile and compensate him for related operating expenses.
Termination and Severance Benefits. We have entered into termination/separation agreements with all of our named executive officers other than our Chief Executive Officer, Mr. McNew. The agreements are intended to provide the executives with compensation when their jobs are eliminated for business or economic reasons. For a more detailed discussion of the agreements, see “— Potential Payments Upon Termination or Change-in-Control — Termination/Separation Agreements with Mr. Sciacca, Mr. Foley and Mr. Reece.”
We have agreed to provide Mr. McNew with severance benefits upon certain separations of his employment in accordance with an Executive Severance Agreement. Mr. McNew is entitled to severance benefits if (i) his employment is terminated by us for any reason other than cause or in connection with his death, disability, resignation or retirement, or (ii), under certain circumstances, his employment is terminated in connection with a change of control disposition. For a further discussion regarding the termination situations entitling Mr. McNew to severance benefits, see “— Potential Payments Upon Termination or Change-in-Control — Severance Agreement with Mr. McNew.”
With regard to the change of control provision, the benefits that may be paid in case of a change of control disposition are based on a “double trigger,” that is, a defined change of control plus a termination of the executive’s employment. We believe that the double trigger is appropriate because it limits the ability of the executive to receive a payment upon a change of control to those situations involving a hostile change of control event that results in the termination of the executive’s employment.
In all, the severance benefits were designed to provide Mr. McNew with a certain measure of job security and protection against termination without cause and termination or loss of employment through no fault of Mr. McNew. For more details on these benefits, see “— Potential Payments Upon Termination or Change-in-Control — Severance Agreement with Mr. McNew.”
Competitive Market Review and Future Trends. We attempt to align our overall executive compensation with other publicly-traded peer companies who share similar characteristics. Due to our product and service offerings, our peer group includes a broad range of technology and growth companies with whom we compete for executive talent. In general, we consider peer companies based on industry focus, market capitalization, revenue, net income/loss and geographic proximity. Data on compensation practices at such companies has historically been gathered through searches of publicly-available information, including subscription databases and Securities and Exchange Commission filings. We use such information primarily to help guide decisions on base salary, target bonuses and equity-based awards.
In general, we believe that base salary should be targeted at the median (or 50th percentile) of base salary of comparable positions at comparable companies in our peer group. We attempt to set total cash compensation at approximately the 60th percentile of total cash compensation of comparable positions at comparable companies in our peer group. Nevertheless, in determining base salary and total cash compensation we also consider other factors such as job performance, skill set, prior experience, seniority, pay levels of similarly situated positions within the company, retention and market conditions generally.
We intend to continue our strategy of paying competitive short-term cash compensation and offering long-term incentives through equity-based compensation programs that align individual compensation with corporate financial performance. We believe that our total compensation package is consistent with the market in the aggregate. We also believe that, in light of our compensation philosophy, total compensation for our executives should continue to consist of base salary, annual cash bonus awards, long-term equity based compensation and certain other benefits.
We anticipate that the competitive posture of our total compensation will vary year-to-year as a result of our performance, as well as the performance of our peer group companies and the market as a whole. Accordingly, the magnitude and weighting of different compensation components will likely evolve as we grow and continue closer to achieving profitability. As of the date of this document, we do not intend to enter into additional employment agreements.
Accounting and Tax Considerations. Our issuance of stock options is impacted by the implementation of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” referred to as SFAS No. 123R in this document, which we adopted April 1, 2006. Under this accounting standard, we are required to value unvested stock options, from both prior and current years, under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period. During fiscal year 2007, we recorded $30,000 in stock compensation expense under SFAS No. 123R.
We have structured our compensation program to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under Section 162(m), our tax deduction for compensation paid to certain executive officers is limited to $1.0 million in any tax year, unless the compensation is performance based. We do not have any executive officers who earned non-performance based compensation that would limit our tax deduction under Section 162(m).

Fiscal 2007 Summary Compensation Table
The following table sets forth information concerning the compensation awarded to or earned during our fiscal year ended March 31, 2007 by our named executive officers.

			Option	All Other
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Charles L. McNew President and Chief Executive Officer	2007	$263,390	$6,397	$8,201	$274,988
Joseph Sciacca Vice President of Finance and Chief Financial Officer	2007	171,448	3,472	12,004	186,924
Hugh M. Foley Vice President, Operations	2007	161,696	2,588	5,381	169,665
Douglas H. Reece Vice President, Sales and Marketing	2007	157,085	1,220	11,422	169,727

(1)	This column represents the dollar amount recognized for financial reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each named director in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94%. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the named directors.

(2)	Amounts in this column include: contributions to the 401(k) plans of Mssrs. McNew, Sciacca, Foley and Reece in the amounts of $2,330, $1,667, $1,551 and $1,124, respectively; contributions to the heath insurance premiums of Mssrs. McNew, Sciacca, Foley and Reece in the amounts of $871, $10,337, $3,830 and $10,298, respectively; and a $5,000 automobile allowance granted to Mr. McNew.
Elements of compensation for our named executive officers include salary, options to purchase shares of our common stock and other perquisites, as applicable. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. Further, we did not pay cash bonuses or grant stock awards in the fiscal year 2007. As a result, columns related to these items have been deleted from the table above. For a further discussion regarding our executive compensation program and the elements thereof and reasons therefore, see “— Compensation Discussion and Analysis.”

Grants of Plan-Based Awards In Fiscal 2007
The following table shows all plan-based awards granted to our named executive officers under our 2005 Stock Option and Stock Incentive Plan during fiscal 2007.

		All Other Option
		Awards:		Grant Date Fair
		Number of Securities	Exercise or Base	Value of Stock and
	Grant	Underlying Options	Price of Option	Option Awards
Name	Date	(#)(1)	Awards ($/Sh)	($)(2)
Charles L. McNew President and Chief Executive Officer	7/21/2006	15,000	$3.00	$24,410
Joseph Sciacca Vice President of Finance and Chief Financial Officer	7/21/2006	7,500	3.00	12,205
Hugh M. Foley Vice President, Operations	7/21/2006	5,000	3.00	8,136
Douglas H. Reece Vice President, Sales and Marketing	7/21/2006	5,000	3.00	8,136

(1)	Options to purchase common stock shown in the Table were made under our 2005 Stock Option and Stock Incentive Plan. The exercise price of the options is the closing price of our common stock on the date of grant, which is the date when the Compensation and Employee Benefits Committee approved such awards.

(2)	This column represents the dollar amount recognized for financial reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each named officers in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94%. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the named officers.
We did not pay non-equity incentive plan based compensation, equity incentive plan awards or issue stock awards during the 2007 fiscal year. As a result, columns related to these items have been deleted from the table above.

Outstanding Equity Awards at 2007 Fiscal Year End
The following table sets forth the information regarding the outstanding equity awards to our named executive officers at March 31, 2007.

Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying Unexercised	Option
	Unexercised Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable(1)	($)	Date
Charles L. McNew President and Chief Executive Officer	45,000	—	$5.75	10/2/2009
	25,000	—	5.50	5/16/2010
	25,000	—	4.05	3/17/2012
	10,000	—	3.10	3/17/2013
	25,000	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	3,000	12,000	3.00	7/18/2016

Joseph Sciacca Vice President of Finance and Chief Financial Officer	10,000	—	$5.50	12/3/2009
	15,000	—	5.50	5/16/2010
	10,000	—	5.50	5/16/2010
	10,000	—	4.05	3/17/2012
	6,000	—	3.10	3/17/2013
	10,000	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	1,500	6,000	3.00	7/18/2016

Hugh M. Foley Vice President, Operations	10,000	—	$7.56	2/28/2010
	2,500	—	4.05	3/17/2012
	5,000	—	3.10	3/17/2013
	12,500	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	1,000	4,000	3.00	7/18/2016

Douglas H. Reece Vice President, Sales and Marketing	2,500	—	$3.00	12/4/2011
	500	—	4.05	3/17/2012
	2,500	—	5.02	9/14/2014
	5,000	—	3.40	9/7/2015
	1,000	4,000	3.00	7/18/2016

(1)	All unvested options to purchase common stock vest at a rate of 20% of the initial award each year on each anniversary of the date of grant, July 21, 2006.
We did not grant any stock awards during fiscal 2007. As a result, columns related to these items have been deleted from the table above.

Option Exercises and Stock Vested in Fiscal Year 2007
No restricted stock awards held by our named executive officers vested during fiscal 2007 and no options were exercised by our named executive officers during fiscal 2007.
Potential Payments Upon Termination or Change-in-Control
Severance Agreement with Mr. McNew
On March 31, 2003, we entered into an amended and restated Executive Severance Agreement with Mr. McNew, our President and Chief Executive Officer. This agreement provides severance benefits to Mr. McNew under certain circumstances and remains in effect so long as we continue to employ Mr. McNew. The agreement confirms that Mr. McNew’s employment is at will and provides for termination without additional compensation in the event of death, disability, resignation, retirement or termination for cause, referred to as the excluded circumstances in this document. “Cause” is defined as “gross negligence, willful misconduct, fraud, willful disregard of the Board of Directors’ direction or breach of a published Company policy.”
Termination for any Reason other than in connection with an Excluded Circumstance
Under the terms of the agreement, except in connection with a change of control disposition, in the event that Mr. McNew’s employment is terminated other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twelve months. Based on the foregoing, if Mr. McNew’s employment was terminated on March 31, 2007, Mr. McNew would be entitled to receive a severance payment of $263,390.
Termination in connection with a Change of Control Disposition
Under the terms of the agreement, a “change of control disposition” is generally deemed to occur if (i) 25% or more of the voting power of our stock is acquired by another entity or (ii) there is a sale of substantially all of our assets to another entity. In the event that Mr. McNew’s employment is terminated within one year of a change of control disposition, other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twenty-four months. In the event that Mr. McNew’s employment is terminated for any reason within ninety days following a change of control disposition, Mr. McNew would be entitled to receive an amount equal to two times his then current salary. Based on either of the foregoing, if Mr. McNew’s employment was terminated on March 31, 2007, Mr. McNew would be entitled to receive a severance payment of $526,780.
The agreement provides that Mr. McNew may elect to receive his severance payments in a lump sum or in equal payments at intervals of no more often than semimonthly over a period of his choice that is not to exceed the number of months of compensation due to him.
General Requirements
Pursuant to the terms of the agreement, Mr. McNew may not disclose, publish or use, or permit anyone else to disclose, publish or use, any of our proprietary or confidential information or trade secrets for any purpose unrelated to his employment at any time during or after his employment. Mr. McNew must also return to us all proprietary material that he possesses on the date his employment is terminated. In addition, should Mr. McNew’s employment be terminated for any reason other than “Cause,” Mr. McNew may not (i) directly or indirectly, sell, market, or otherwise provide any client or previously identified prospective client, products or services similar to or in competition with those sold or distributed by us, in any geographic area in which we offer any such products or services, or (ii) participate directly or indirectly in the hiring or soliciting for employment of any person we employ.
Termination/Separation Agreements with Mr. Sciacca, Mr. Foley and Mr. Reece
We entered into a termination/separation agreement with Mr. Sciacca on May 10, 2000, Mr. Foley on January 17, 2003 and Mr. Reece on April 19, 2006. Mr. Sciacca’s termination/separation agreement was subsequently modified on March 20, 2003.

As per Mr. Sciacca’s modified termination/separation agreement, in the event that Mr. Sciacca’s employment is terminated without cause, Mr. Sciacca would be entitled to receive his then current salary for a period of nine months. As per their respective termination/separation agreements, in the event that the employment of Mr. Foley or Mr. Reece is terminated without cause, each individual would be entitled to receive their then current salary for a period of six months. In each of the aforementioned termination/separation agreements, “Cause” is defined to mean: “A good faith finding by the Company of your failure to perform the duties reasonably assigned to you; dishonesty, gross negligence or misconduct, or your conviction, or your entry of a pleading of guilty or nolo contender, to any crime involving more turpitude or any felony.”
If the employment of Mr. Sciacca was terminated without cause on March 31, 2007, Mr. Sciacca would be entitled to receive a payment of $128,586 over a nine month period. If the employment of Mr. Foley or Mr. Reece was terminated without cause on March 31, 2007, each would be entitled to receive a payment of $80,598 and $78,542.50, respectively, over a six month period.
2005 Stock Option and Stock Incentive Plan
Under our 2005 Stock Option and Stock Incentive Plan, in the event of a change of control, all unvested option awards will become fully vested immediately upon the occurrence of a change of control and may be exercised for up to 100% of the total number of shares then subject to the option minus the number of shares previously purchased upon exercise of the option. Notwithstanding the above, in the event of a sale or a proposed sale of the majority of our stock or assets or a proposed change of control, the Compensation and Employee Benefits Committee has the right to terminate any unvested option award upon thirty days written notice, subject to the holder’s right to exercise such option to the extent vested prior to such termination.
A “change of control” is generally deemed to occur if (i) there is a change within a twelve-month period in the holders of more than 50% of our outstanding voting stock; or (ii) the Compensation and Employee Benefits Committee deems any other event to constitute a change of control.
The table below provides an estimate of the value of the potential benefit that each executive might be entitled to receive upon a change of control under this plan as if the change of control had occurred on March 31, 2007.

	Estimated Value of Potential Benefit under the 2005 Stock Option and Stock Incentive Plan Upon Change of Control to:
Potential Benefit	Charles L. McNew	Joseph Sciacca	Hugh M. Foley	Douglas H. Reece
Vesting in full of unvested stock option awards(1)	$600	$300	$200	$200

(1)	This amount represents the unrealized value of the unvested portion, or options to purchase 12,000, 6,000, 4,000 and 4,000 shares of common stock granted to Mr. McNew, Mr. Sciacca, Mr. Foley and Mr. Reece, respectively, under the plan as of March 31, 2007. The unrealized value of unvested options was calculated by multiplying (a) the number of shares underlying the unvested options by (b) the difference between 3.05, the closing price of our common stock on March 30, 2007, the last trading day before March 31, 2007, and the applicable per share exercise price of the options.

Fiscal 2007 Director Compensation
Our compensation program for outside directors is designed to enable us to attract, retain and motivate highly qualified directors to serve on our Board of Directors. It is also intended to further align the interests of our directors with those of our shareholders. Annual compensation for our outside directors in the fiscal year 2007 was comprised of a mix of cash and equity-based compensation.
The following table sets forth information regarding the compensation of our outside directors for the fiscal year 2007.

	Fees earned or paid in cash	Option Awards		Total
Name	($)	($)(1)		($)
John H. Grover Chairman of the Board	$9,000	$488	(2)	$9,488
John M. Toups Director	9,000	488	(2)	9,488
Thomas L. Hewitt Director	9,000	488	(2)	9,488
Gerald F. Ryles Director	9,000	2,100	(2)(3)	11,100
Arch C. Scurlock, Jr. Director	9,000	1,210	(2)(4)	10,210
Daniel R Young Director	9,000	488	(2)	9,488

(1)	On March 31, 2007, the following represents the aggregate number of option awards outstanding for each of the above named directors: (i) Mr. Grover – 19,300; (ii) Mr. Toups – 19,300; (iii) Mr. Hewitt – 15,300; (iv) Mr. Ryles – 8,300; (v) Mr. Scurlock – 12,000; (vi) Mr. Young – 8,300. During fiscal 2007, Messrs. Grover, Toups, Hewitt, Ryles and Scurlock were each granted 2,000 options to purchase shares of our common stock at an exercise price of $3.00 per share, which awards are included in the table above.

(2)	This column represents the dollar amount recognized for financial reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each named director in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94%. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the named directors.

(3)	This represents the dollar amount recognized for financial reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to Mr. Ryles in prior years of $1,612 in accordance with SFAS 123R upon being elected to serve on the Board of Directors. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 36.25%, an expected term to exercise of 6.25 years and an interest rate of 2.63%. This amount reflects our accounting expense and will not correspond to the actual value that will be recognized by Mr. Ryles.

(4)	This represents the dollar amount recognized for financial reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to Mr. Scurlock in prior years of $722 in accordance with SFAS 123R upon being elected to serve on the Board of Directors. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 43.32%, an expected term to exercise of 6.25 years and an interest rate of .95%. This amount reflects our accounting expense and will not correspond to the actual value that will be recognized by Mr. Scurlock.
Director Compensation Description
Non-employee directors receive an annual fee of $1,000. Non-employee directors also receive $2,000 for each regular meeting of our Board of Directors attended in person and $1,000 for each regular meeting of our Board of Directors attended telephonically. In addition, non-employee directors receive $1,000 for each special meeting of our Board of Directors attended.

Under our Non-Employee Directors Stock Option Plan, each director was granted options to purchase 5,000 shares of common stock on the first of the month following the date of the annual meeting of shareholders on which he was initially elected and was granted options to purchase up to 2,000 shares of common stock on each annual re-election by the shareholders as one of our directors. Such options were granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. No further options may be granted pursuant to our Non-Employee Directors Stock Option Plan. Each non-employee director is eligible to receive awards under our 2005 Stock Option and Stock Incentive Plan.
Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committee during the fiscal year ended March 31, 2007 were independent directors. During fiscal 2007, none of the members of the Compensation Committee: (i) were officers or employees or former employees of our Company or our subsidiaries; (ii) were former officers of our Company or our subsidiaries; or (iii) had any relationship requiring disclosure by our Company under the SEC’s rules requiring disclosure of related party transactions. No executive officer of our Company serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or the Compensation Committee.

COMPENSATION AND EMPLOYEE BENEFITS COMMITTEE REPORT
The Compensation and Employee Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with the management of the Company. Based on this review and these discussions, the Compensation and Employee Benefits Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in this document.
This Compensation and Employee Benefits Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this document.

Compensation and Employee Benefits Committee

John H. Grover (Chairman)
John M. Toups
Thomas Hewitt

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of July 16, 2007 the number of shares of common stock beneficially owned by: (1) each person who owned of record, or is known by us to have beneficially owned, more than 5% of such shares then outstanding; (2) each director; (3) the executive officers named in the Summary Compensation Table contained in this document (the “named executive officers”); and (4) all executive officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to us by such persons. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Halifax Corporation, 5250 Cherokee Avenue, Alexandria, VA 22312.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent
Nancy M. Scurlock	399,544.5	(1)	12.6%
10575 NW Skyline Boulevard Portland, OR 97231

The Arch C. Scurlock Childrens’ Trust	399,544.5	(2)	12.6%
c/o Ms. Kelly Thompson 46 S. Glebe Rd. #200 Arlington, VA 22204

Gary M. Lukowski(3)	160,573	(4)	5.1%
11321 NE 120th Street Kirkland, WA 98034

Jai N. Gupta,	198,286	(5)	6.1%
Shashi A. Gupta and RSSJ Associates, LLC 1173 Dolly Madison Blvd. McLean, VA 22101

John H. Grover	62,485	(6)	2.0%

John M. Toups	53,497	(7)	1.7%

Thomas L. Hewitt	44,897	(8)	1.4%

Gerald F. Ryles	106,382	(9)	3.3%

Arch C. Scurlock, Jr.	25,055	(10)	*

Daniel R. Young	40,897	(11)	1.3%

Charles L. McNew	175,697	(12)	5.3%

Joseph Sciacca	101,775	(13)	3.1%

Hugh M. Foley	50,598	(14)	1.6%

Douglas H. Reece	9,000	(15)	*

Directors and Officers as a group (10 persons)	670,283	(16)	19.0%

*	Less than 1% (footnotes continued on following page)

(1)	Based in part on a Schedule 13G filed with the SEC on October 3, 2005. Includes 6,583.5 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan, which are exercisable within 60 days of the record date.

(2)	Based in part on a Schedule 13D filed with the SEC on October 3, 2005. Includes 6,583.5 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan, which are exercisable within 60 days of the record date. Arch C. Scurlock, Jr., a director, is a trustee and beneficiary of this trust. Additionally, John H. Grover, a director, is a trustee of this trust. Messrs. Scurlock and Grover disclaim beneficial ownership of the shares beneficially owned by the trust because they do not have voting or investment control in accordance with the rules and regulations promulgated under the Exchange Act.

(3)	Mr. Lukowski is a former employee who resigned from his position on May 4, 2007.

(4)	Based in part on a Schedule 13D filed with the SEC on September 9, 2003. Includes 2,800 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan, which are exercisable within 60 days of the record date.

(5)	Based in part on a Schedule 13D/A filed with the SEC on September 8, 2003 by Jai N. Gupta, Shashi A. Gupta and RSSJ Associates, LLC. Includes 121,655 shares held by RSSJ Associates LLC and 24,331 shares subject to warrants held directly by RSSJ Associates LLC, which are exercisable within 60 days of the record date. Mr. and Mrs. Gupta are the sole owners of RSSJ Associates, LLC and, as a result, may be deemed to beneficially own the 145,986 shares held directly by RSSJ Associates, LLC.

(6)	Includes 1,500 shares held by the John H. Grover Revocable Trust, 41,285 shares owned by Grofam, L.P., and 19,700 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Grover serves as trustee (see note 2 above).

(7)	Includes 19,700 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the Record Date and 4,866 shares subject to warrants, which are exercisable within 60 days of the record date.

(8)	Includes 24,331 shares held by the Hewitt Family, LLC as well as 15,700 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the Record Date, and 4,866 shares subject to warrants, which are exercisable within 60 days of the record date.

(9)	Includes 101,494 shares held by the G. and A. Ryles Living Trust dated October 28, 1968, and 4,888 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date.

(10)	Includes 7,905 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Scurlock serves as a trustee and is a beneficiary (see note 2 above).

(11)	Includes 11,700 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the Record Date and 4,866 shares subject to warrants, which are exercisable within 60 days of the Record Date.

(12)	Includes 24,331 shares held indirectly in an IRA/retirement account, 138,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date, and 4,866 shares subject to warrants, which are exercisable within 60 days of the record date.

(13)	Includes 19,484 shares held indirectly in an IRA/retirement account, 67,500 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date, and 4,866 shares subject to warrants, which are exercisable within 60 days of the record date.

(14)	Includes 36,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date, and 2,433 shares subject to warrants, which are exercisable within 60 days of the record date.

(15)	Includes 9,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the record date.

(16)	Includes 223,090 shares held through IRA/retirement accounts, trust accounts or partnerships, 330,093 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and the 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of the Record Date, and 26,763 shares subject to warrants, which are exercisable within 60 days of the Record Date.
Information in response to Item 201(d) of Regulation S-K regarding our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Form 10-K filed with the SEC on July 10, 2007 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
On June 29, 2005, we amended our 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998 and 7% convertible subordinated debentures dated January 27, 1998, as amended on August 7, 2003 and September 30, 2003, to extend the maturity date to July 1, 2007, which date is the next day immediately succeeding the expiration of our second amended and restated loan and security agreement with Provident Bank. The holders of the 8% promissory notes and 7% convertible subordinated debentures are The Arch C. Scurlock Children’s Trust, referred to as the Children’s Trust in this document, and Nancy M. Scurlock. Each holder owns more than 10% of our common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Gover, a trustee of the Children’s Trust, are members of our Board of Directors. Subject to the prior approval of Provident Bank, which was obtained, we agreed to make principal and accrued interest payments on the 8% promissory notes and 7% convertible subordinated debentures aggregating $1.5 million. We used a portion of the proceeds from the sale of our secure network services business to repay certain 8% promissory notes and the 7% convertible subordinated debentures. As a result of this transaction, the 7% convertible subordinated debentures in the aggregate principal amount of $400,000 were repaid, the 8% promissory notes dated October 8, 1998 in the aggregate principal amount of $500,000 were repaid and the 8% promissory notes dated October 13, 1998 in the aggregate principal amount of $500,000 were repaid. Also, accrued interest in the aggregate amount of $100,000 was paid to the holders of the 7% convertible subordinated debentures and 8% promissory notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 1998. At March 31, 2007, the aggregate balance of the 8% promissory notes owed to the Children’s Trust and Nancy M. Scurlock was $142,000.
On May 24, 2007, the Audit Committee adopted written policies and procedures regarding related party transactions. Our related party transactions policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which we or any of our subsidiaries was, is or will be a participant and the amount involved exceeds $1,000, and in which any related party had, has or will have a direct or indirect interest. Under this policy, the Audit Committee must approve all related party transactions between us or one of our subsidiaries and a director, nominee for director, executive officer, five percent shareholder, certain related entities or immediate family members of a director, executive officer or five percent shareholder that would be required to be disclosed in our proxy statements. The policy also authorizes the Chairperson of the Audit Committee to approve, or reject, proposed related party transactions in those instances in which it is not practicable or desirable for us to wait until the next Audit Committee meeting.
All interested parties who wish to communicate with our Audit Committee may do so by addressing their written correspondence to the Audit Committee at Halifax Corporation, 5250 Cherokee Avenue, Alexandria, VA 22312.
Item 14. Principal Accounting Fees and Services
Grant Thornton LLP, referred to as Grant Thornton in this document, has served as the independent public accountants for us and our subsidiaries since July 2004 and has been selected by the Audit Committee to continue for the year ended March 31, 2008.

Independent Public Accountant Fee Information
We were advised by Grant Thornton that no member of Grant Thornton has any direct or indirect interest in our business or any of our subsidiaries or has had, since its appointment, any connection with us or any of our subsidiaries in the capacity of promoter, underwriter, voting trustee, director, officer or employee. Representatives of Grant Thornton are expected to attend the Annual Meeting, will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.
Aggregate fees for professional services rendered for us by Grant Thornton for the years ended March 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$339,143	$241,284
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$339,143	$241,284
All services performed by Grant Thornton were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Grant Thornton’s independence.
Audit Fees. The audit fees billed by Grant Thornton for the fiscal years ended March 31, 2007 and 2006 were for professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with the review of documents filed with the SEC.
Audit-Related Fees. There were no audit related fees billed by Grant Thornton for the fiscal years ended March 31, 2007 and 2006.
Tax Fees. There were no tax fees billed by Grant Thornton for the fiscal years ended March 31, 2007 and 2006.
All Other Fees. There were no other fees billed by Grant Thornton for the fiscal years ended March 31, 2007 and 2006.
Pre-Approval Policies and Procedures
The Audit Committee must approve all auditing services and non-audit services provided by Grant Thornton. The non-audit services specified in Section 10A(g) of the Exchange Act may not be provided by Grant Thornton. The Audit Committee will periodically review fees for services rendered with the full Board of Directors.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this report:
     (3) Exhibits

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated August 29, 2003, for the Acquisition of Microserv, Inc. by Halifax Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003).

2.2	Agreement and Plan of Merger, dated September 30, 2004, by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004).

2.3	Asset Purchase Agreement, dated as of June 30, 2005, by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation (schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

3.1	Articles of Incorporation, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

3.2	By-laws, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Annual Company’s Report on Form 10-K for the year ended March 31, 2000).

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

4.3	Form of 5% Note issued to Microserv Shareholders (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.1	1994 Key Employee Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement, dated May 8, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003.*

10.6	Non-Employee Director Stock Option Plan, dated September 19, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

Exhibit Number	Description of Exhibits
10.7	Severance Agreement of Hugh Foley, dated January 17, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.8	Registration Rights and First Offer Agreement, dated August 29, 2003 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.10	Voting Agreement, dated August 29, 2003, between Microserv, Inc. and certain shareholders of Halifax Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank, dated November 8, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane, dated September 30, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside, dated September 30, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.14	Summary Term Sheet of Director Fees and Officer Compensation.

10.15	2005 Stock Option and Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005).

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation, dated as of March 18, 2002 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.18	Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

Exhibit Number	Description of Exhibits
10.22	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

10.23	Third Amended and Restated Loan and Security Agreement, dated as of July 6, 2006, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.24	Fourth Amended and Restated Loan and Security Agreement, dated as of June 29, 2006, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

21.1	Subsidiaries of the registrant.

23.1	Independent Registered Public Accounting Firm Consent.*

23.2	Independent Registered Public Accounting Firm Consent.*

23.3	Independent Registered Public Accounting Firm Consent.*

31.1	Certification of Charles L. McNew, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Joseph Sciacca, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously filed in our Annual Report on Form 10-K for the year ended March 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By:	/s/ Charles L. McNew

Charles L. McNew
President and Chief Executive Officer
Date: July 30, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated August 29, 2003, for the Acquisition of Microserv, Inc. by Halifax Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003).

2.2	Agreement and Plan of Merger, dated September 30, 2004, by and among AlphaNational Technology Services, Inc., Halifax Corporation, Halifax-AlphaNational Acquisition, Inc., et al. (schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004).

2.3	Asset Purchase Agreement, dated as of June 30, 2005, by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation (schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

3.1	Articles of Incorporation, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

3.2	By-laws, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Annual Company’s Report on Form 10-K for the year ended March 31, 2000).

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

4.3	Form of 5% Note issued to Microserv Shareholders (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.1	1994 Key Employee Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement, dated May 8, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003.*

10.6	Non-Employee Director Stock Option Plan, dated September 19, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

Exhibit Number	Description of Exhibits
10.8	Registration Rights and First Offer Agreement, dated August 29, 2003 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.10	Voting Agreement, dated August 29, 2003, between Microserv, Inc. and certain shareholders of Halifax Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2003).

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank, dated November 8, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane, dated September 30, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside, dated September 30, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.14	Summary Term Sheet of Director Fees and Officer Compensation.

10.15	2005 Stock Option and Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005).

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation, dated as of March 18, 2002 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.18	Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

10.22	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

10.23	Third Amended and Restated Loan and Security Agreement, dated as of July 6, 2006, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Description of Exhibits
10.24	Fourth Amended and Restated Loan and Security Agreement, dated as of June 29, 2006, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

21.1	Subsidiaries of the registrant.

23.1	Independent Registered Public Accounting Firm Consent.*

23.2	Independent Registered Public Accounting Firm Consent.*

23.3	Independent Registered Public Accounting Firm Consent.*

31.1	Certification of Charles L. McNew, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Joseph Sciacca, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously filed in our Annual Report on Form 10-K for the year ended March 31, 2007.