Form 10-Q
period 2007-06-30
HALIFAX CORP OF VIRGINIA
filed 2007-08-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file Number 1-08964
Halifax Corporation of Virginia

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip code)
(703) 750-2400
(Registrant’s telephone number, including area code)
Halifax Corporation

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of August 10, 2007.

HALIFAX CORPORATION OF VIRGINIA
PART I FINANCIAL INFORMATION

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$55	$1,078
Restricted cash	681	673
Trade accounts receivable, net	10,502	11,345
Inventory, net	5,069	4,946
Prepaid expenses and other current assets	864	584

TOTAL CURRENT ASSETS	17,171	18,626

PROPERTY AND EQUIPMENT, net	1,105	1,225
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	881	947
OTHER ASSETS	118	121

TOTAL ASSETS	$22,193	$23,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,937	$3,251
Accrued expenses	2,645	3,124
Deferred maintenance revenues	2,609	3,058
Current portion of long-term debt	35	31
Bank Debt	6,358	6,880
Auxiliary line of credit	1,000	1,000
Income taxes payable	30	11

TOTAL CURRENT LIABILITIES	15,614	17,355

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	111	120
DEFERRED INCOME	144	159

TOTAL LIABILITIES	16,869	18,634

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,431,890 as of June 30, 2007 and March 31, 2007 Outstanding — 3,175,206 shares as of June 30, 2007 and March 31, 2007	828	828
Additional paid-in capital	9,053	9,047
Accumulated deficit	(4,345)	(4,460)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	5,324	5,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,193	$23,837

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousand, except share and per share data)	2007	2006

Revenues	$12,461	$12,746
Costs	10,979	11,270

Gross margin	1,482	1,476

Selling and marketing	228	284
General and administrative	933	866

Operating income	321	326

Other income	11	1
Interest expense	(192)	(163)

Income before income taxes	140	164

Income tax expense	5	80

Net income	$135	$84

Earnings per share — basic	$.04	$.03

Earnings per share — diluted	$.04	$.03

Weighted average number of shares outstanding
Basic	3,175,206	3,172,206
Diluted	3,180,739	3,179,947
     See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JUNE 30, 2007 AND 2006 (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Net income	$135	$84

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	203	243
Deferred tax expense	—	64
Share-based compensation	6	5
Changes in operating assets and liabilities:
Accounts receivable	843	1,537
Inventory	(123)	325
Prepaid expenses and other assets	(277)	(81)
Accounts payable and accrued expenses	(793)	(325)
Income taxes payable	(1)	(297)
Deferred maintenance revenue	(449)	(689)
Deferred income	(15)	(15)

Total adjustments	(606)	767

Net cash (used in) provided by operating activities	(471)	851

Cash flows from investing activities:

Acquisition of property and equipment	(17)	(20)
Restricted cash	(8)	(24)

Net used in investing activities	(25)	(44)

Cash flows from financing activities:

Proceeds from bank borrowing	11,830	4,635
Retirement of bank debt	(12,352)	(5,323)
Retirement of other-long-term debt	(5)	(7)
Retirement of acquisition debt	—	(168)

Net cash (used in) provided by financing activities	(527)	863

Net decrease in cash	(1,023)	(56)

Cash at beginning of period	1,078	400

Cash at end of period	$55	$344

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$192	$164

Cash paid for income taxes	$6	$313

See notes to the Consolidated Financial Statements.

Halifax Corporation of Virginia
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation of Virginia’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission.
On August 7, 2007, the Company changed its name from Halifax Corporation to Halifax Corporation of Virginia.
Note 2 — Accounts Receivable
Accounts receivable consisted of the following:

(amounts in thousands)
	June 30, 2007	March 31, 2007

Amounts billed	$10,116	$10,832

Amounts unbilled	634	730

Allowance for doubtful accounts	(248)	(217)

Accounts receivable, net	$10,502	$11,345

Note 3 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of allowances for inventory valuation reserve of $1.4 million at June 30, 2007 and $1.2 million at March 31, 2007.
Note 4 — Tax Matters
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

Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at June 30, 2007.
We have adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of April 1, 2007. This standard modifies the previous guidance provided by FAS 5, Accounting for Contingencies and FAS 109, Accounting for Income Taxes for uncertainties related to the company’s income tax liabilities. We have analyzed our income tax posture using the criteria required by FIN 48 and concluded that there is a $20,000 cumulative effect inclusive of penalty and interest allocable to equity or derecognition of deferred tax assets as a result of adopting this standard. The adjustment is due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There is no increase recorded through June 30, 2007 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the statement of earnings. For the three months ended June 30, 2007, the Company has not recorded any interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.
The tax return years from 1999 forward in our major tax jurisdictions are not settled as of March 31, 2007; no changes in settled tax years have occurred through June 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
We estimate that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. We do not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
Note 5 — Debt Obligations
Bank Debt
On June 27, 2007, the Company and its subsidiaries entered into the Fourth Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2008. The maximum amount available under the revolving credit agreement is $10.0 million. As of June 30, 2007, $6.4 million was outstanding. Amounts outstanding under the new revolving credit agreement will bear interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, the Company will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the revolving credit agreement. The interest rate at June 30, 2007 was 8.5%.
The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) maintaining the Company’s accounts in a cash collateral account at Provident Bank, the funds in which accounts the Company may apply in its discretion against its obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, the Company will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of the Company and its subsidiaries or permit the entry by the Company or its subsidiaries into a merger or consolidation or sell or lease substantially all of the assets of the Company or it subsidiaries, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The revolving credit agreement also contains certain financial covenants which the Company is required to maintain including, but not limited to tangible net worth plus subordinated debt of not less than $4.0 million, a current ratio of greater than 1.4:1, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in the revolving credit agreement.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that in its discretion that the financial condition of the Company or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the revolving credit agreement (“Other Obligor”) is unsatisfactory, (ii) the Company or an Other Obligor becomes insolvent or an involuntary petition for bankruptcy filed against it, (iii) a default under any indebtedness by the Company or any other obligor, and (iv) a change in more than 25% of the ownership of the Company without the prior written consent of Provident Bank. Upon an event of default, Provident Bank may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against the Company or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of the Company’s obligations, (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to the Company and stop and retract the making of any advances which the Company may have requested, and (vii) reduce the maximum amount the Company is permitted to borrow under the revolving credit agreement. Provident Bank is also authorized, upon a default, but without prior notice to or demand upon the Company and without prior opportunity of the Company to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect to obtain possession of any of the collateral.
At June 30, 2007, the Company was not in compliance with the financial covenants contained in the revolving credit agreement. The Company requested and received a waiver from Provident Bank for its non-compliance with these financial covenants through June 30, 2007. There is no assurance the Company will be in compliance in the future or, if not in compliance, that the bank will waive any future non-compliance with the covenants. The Company is in process of the completing the review of alternative sources of financing, which may replace its existing credit facilities.
The Company also extended the maturity of its auxiliary line of credit of $1.0 million from July 1, 2007 to December 31, 2007.
For more information on the Company’s revolving credit agreement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust (the “Children’s Trust”) and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). Both are greater than 10% shareholders of the Company’s common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust, are the Company’s directors. The holders of the 8% promissory notes are the Children’s Trust and Nancy M. Scurlock. The Company’s 8% promissory notes are subordinated to the revolving credit agreement described above.
With the amendment of its revolving credit agreement with Provident Bank on June 27, 2006, the Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of June 30, 2007, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $122,000 at June 30, 2007.

Note 6 — Stock Based Compensation
During the quarter ended June 30, 2007, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were terminations/expirations of 5,500 options and no exercises of options to purchase shares of common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at June 30, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$3.40	27,800	9.19 years	$3.40	27,800	$3.40
3.00	69,500	9.05 years	3.00	—	—
The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at June 30, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$ 10.25	24,250	.75 years	$10.25	24,250	$10.25
7.03	10,500	1.75 years	7.03	10,500	7.03
5.57-7.56	77,000	3.00 years	6.23	77,000	6.23
5.38-7.06	64,500	3.50 years	5.80	64,500	5.80
1.80-4.05	73,000	5.00 years	3.52	73,000	3.52
3.10-5.00	45,667	6.00 years	3.51	31,542	3.51
4.11-5.70	18,000	6.50 years	4.55	13,388	4.41
4.45-5.02	78,000	7.60 years	4.57	78,475	4.57

$2.60-$7.56	391,417		$5.20	375,655	$5.20

The intrinsic value of stock options outstanding at June 30, 2007 was approximately $16,600.
As of June 30, 2007, there was $131,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with 50% of the total amortization cost being recognized within the next 24 months.
For the three months ended June 30, 2007 and 2006, the Company recorded share based compensation expense of $6,000 and $5,000, respectively.
Note 7 — New accounting standards
In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

Note 8 — Commitments and Contingencies
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation (“Indus”), pursuant to which we sold substantially all of the assets and certain liabilities of our secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3.0 million of the purchase price be held in escrow (the “Escrow”). The terms of the Agreement, including the Escrow, are as set forth in the Form 8-K filed with the SEC on July 1, 2005, as amended on Form 8-K/A, on July 7, 2005.
Pursuant to the Escrow, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000 from escrow, which was being held as security in escrow for our indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $56,000, should be disbursed to Indus. The total amount of $681,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim.
On June 26, 2007, the Company filed a complaint against Indus in the Circuit Court for the County of Fairfax in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus is seeking, among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company believes that Indus’ claim is without merit and intends to vigorously defend this claim.
No adjustment to the accompanying financial statements has been made related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation of Virginia (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to acquisitions and our acquisition strategy, continued favorable banking relationships, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Overview
We are a nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. We completed the following acquisitions: in September 2004, we completed the acquisition of AlphaNational Technology Services, Inc.; in August 2003, we completed the acquisition of Microserv, Inc.; and in December 2005, we acquired a contract from Technical Service and Support, Inc. (“TSSI”). These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. In June 2005, we sold substantially all of the assets and certain liabilities of our secure network services business (“SNS”). We are continuing to focus on our core high availability maintenance services business while at the same time evaluating our future strategic direction.
On August 7, 2007, we changed our name from Halifax Corporation to Halifax Corporation of Virginia.
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
We plan to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques.
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
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation (“Indus”), pursuant to which we sold substantially all of the assets and certain liabilities of our secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3.0 million of the purchase price be held in escrow (the “Escrow”). The terms of the Agreement, including the Escrow, are as set forth in the Form 8-K filed with the SEC on July 1, 2005, as amended on Form 8-K/A, on July 7, 2005.
Pursuant to the Escrow, on July 8, 2005, we received $1,000,000 and on January 26, 2006, we received $1,375,000. On or about December 31, 2006, an additional $625,000 from escrow, which was being held as security in escrow for our indemnification obligations under the Agreement, was to be disbursed to us. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $56,000, should be disbursed to Indus. The total amount of $681,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 we filed a complaint against Indus in the Circuit Court for Fairfax County in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered our complaint and instituted a counterclaim. In the counterclaim, Indus is seeking among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. We believe that Indus’ claim is without merit and we intend to vigorously defend this claim.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended June 30, 2007 and 2006, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(Amounts in thousands, except share data and percents)	Three Months Ended June 30,
Results of Operations	2007	2006	Change	%

Revenues	$12,461	$12,746	$(285)	(2)%

Costs	10,979	11,270	(291)	(3)%

Percent of revenues	88%	88%

Gross margin	1,482	1,476	6	—
Percent of revenues	12%	12%

Selling and marketing	228	284	(56)	(20)%
Percent of revenues	2%	2%

General & administrative	933	866	67	8%

Percent of revenues	7%	7%

Operating income	321	326	5	N/M
Percent of revenues	3%	3%

Other income	11	1	10	N/M
Interest expense	192	163	29	18%

Income before income tax	140	164	(24)	(15)%

Income tax expense	5	80	(75)	N/M

Net income	$135	$84	$51	61%

Earnings per share — basic:	$0.04	$0.03

Earnings per share — diluted:	$0.04	$0.03

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206
Diluted	3,180,739	3,179,947

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
The composition of revenues for:

	Three Months Ended June 30,
(Dollar amounts in thousands)	2007	2006	Change	%

Services	$11,634	$11,928	$(297)	(2%)
Product held for resale	827	818	9	1%

Total Revenue	$12,461	$12,746	$(285)	(2%)

Revenues for the three months ended June 30, 2007 decreased 2%, or $285 thousand, to $12.4 million from $12.7 million for the three months ended June 30, 2006. Revenues from services for the three months ended June 30, 2007 decreased 2%, or $297,000 to $11.6 million from $11.9 million for the three months ended June 30, 2006. The primary reasons for the reduction in revenues was the loss of certain contracts, somewhat offset by new contracts, and delays in start of new anticipated business. For the three months ended June 30, 2007, product held for resale increased 9,000, or 1%, from $818,000 for the three months ended June 30, 2006 to $827,000 for the three months ended June 30, 2007. We have deemphasized product sales and intend to focus on our recurring revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
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
Costs were comprised of the following components:

	Three Months Ended June 30,
(Dollar amounts in thousands)	2007	2006	Change	%

Service costs	$10,214	$10,520	$(306)	(3%)
Product costs	765	750	15	2%

Total costs	$10,979	$11,270	$(291)	(3%)

Total costs for the three months ended June 30, 2007 decreased $291,000 to $11.0 million, or 3%, from $11.2 million for the same period in 2006. For the three months ended June 30, 2007, product costs increased modestly as a result of increased revenues.
Gross Margin
As a percentage of revenues, gross margin was 12% for the three months ended June 30, 2007 and June 30, 2006.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $228,000 for the three months ended June 30, 2007 compared to $284,000 for the three months ended June 30, 2006, a decrease of $56,000, or 20%. The decrease in selling and marketing expense was the result of reduced personnel costs.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended June 30, 2007, general and administrative expenses increased from $866,000 to $933,000 compared to the three months ended June 30, 2006, an increase of 8%. The primary reason for the increase in general and administrative expenses was increases in professional fees. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission (“SEC”) regulations and American Stock Exchange requirements will increase general and administrative expenses and will have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For the three months ended June 30, 2007 and 2006, we reported share based compensation expense of approximately $6,000 and $5,000, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2007 was $192,000 compared to $163,000 for the same period in 2006. The primary reason for the increase in interest expense during the three months ended June 30, 2007 was higher interest due to increased borrowings when compared to the three months ended June 30, 2006.
Income Tax Expense
For the three months ended June 30, 2007, we recorded an income tax expense of $5,000 compared $80,000 for the three months ended June 30, 2006. As the result of recording a 100% valuation reserve for the deferred tax asset, our income tax expense will consist primarily of minimum state taxes due rather than recording a provision for income taxes using statutory rates.
Net income
For the three months ended June 30, 2007, the net income was $135,000 compared to net income of $84,000 for the comparable period in 2006, an increase of $51,000 or 61%.

Liquidity and Capital Resources
As of June 30, 2007, we had approximately $55,000 of cash on hand. Sources of our cash for the three months ended June 30, 2007 have been from earnings from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity will be cash generated from operating income and the cash available to us under our revolving credit agreement and cash on hand.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2007 for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.
We are in process of the completing the review of alternative sources of financing, which may replace our existing credit facilities if we are unable to comply with our financial covenants in the future. In addition, we will pursue all potential funding alternatives in the event we need additional capital. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner. As a result of the non-compliance with its covenants and no assurances that the Company will be able to comply with its covenants beyond June 30, 2007, and as a result, the revolving credit agreement has been reclassified as a current obligation.
Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See Item 1A and “Risk Factors” in our Form 10-K for the year ended March 31, 2007.
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
At June 30, 2007 and March 31, 2007 we had working capital of $1.6 million and 1.3 million respectively. The current ratio was 1.1 at June 30, 2007 compared to 1.07 at March 31, 2007.
Capital expenditures for the three months ended June 30, 2007 were $17,000 as compared to $20,000 for the same period in 2006. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $600,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On June 27, 2007, we and our subsidiaries entered into the Fourth Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2008. The maximum amount available under the revolving credit agreement is $10.0 million. As of June 30, 2007, $6.4 million was outstanding. Amounts outstanding under the new revolving credit agreement will bear interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the revolving credit agreement. The interest rate at June 30, 2007 was 8.5%.

The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of the company and its subsidiaries or permit the entry by us or our subsidiaries into a merger or consolidation or sell or lease substantially all of our assets, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to a tangible net worth plus subordinated debt of not less than $4.0 million, a current ratio of greater than 1.4:1, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in the revolving credit agreement.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that in its discretion that the financial condition of us or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the revolving credit agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becomes insolvent or an involuntary petition for bankruptcy filed against it, (iii) a default under any indebtedness by us or any other obligor, and (iv) a change in more than 25% of the ownership of the Company without the prior written consent of Provident Bank. Upon an event of default, Provident Bank may (i) accelerate and call immediately due and payable all of the unpaid principal, accrued interest and other sums due as of the date of default, (ii) impose the default rate of interest with or without acceleration, (iii) file suit against us or any Other Obligor, (iv) seek specific performance or injunctive relief to enforce performance of our obligations (v) exercise any rights of a secured creditor under the Uniform Commercial Code, (vi) cease making advances or extending credit to the Company and stop and retract the making of any advances which we may have requested, and (vii) reduce the maximum amount we are permitted to borrow under the revolving credit agreement. Provident Bank is also authorized, upon a default, but without prior notice to or demand upon us and without prior opportunity of us to be heard, to institute an action for replevin, with or without bond as Provident Bank may elect to obtain possession of any of the collateral.
At June 30, 2007, we were not in compliance with the financial covenants contained in the revolving credit agreement. We requested and received a waiver from Provident Bank for our non-compliance with these financial covenants through June 30, 2007. There is no assurance we will be in compliance in the future or, if not in compliance, that the bank will waive any future non-compliance with the covenants. We are in process of completing the review of alternative sources of financing, which may replace our existing credit facilities.
We also extended the maturity of its auxiliary line of credit of $1.0 million from July 1, 2007 to December 31, 2007.
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
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at June 30, 2007. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On June 30, 2007, each of the affiliates referred to above held in the aggregate $500,000 and $500,000, respectively face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $122,000 at June 30, 2007.

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
With the amendment and restatement of our Amended and Restated Loan and Security Agreement with Provident Bank, the maturity date of our 8% promissory notes with these affiliates was extended to July 1, 2009.
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
The information below summarizes our sensitivity to market risks as of June 30, 2007. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2007 contains descriptions of funded debt and should be read in conjunction with the table below.

(Amounts in thousands)
Debt obligations	June 30, 2007

Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Interest rate at June 30, 2007 of 8.50%.	$6,358

Auxiliary line of credit	1,000

8% subordinated notes payable to affiliate due July 1, 2009	1,000

Long Term lease payable	146

Total fixed rate debt	1,146

Total debt	$8,504

At June 30, 2007, we had approximately $8.5 million of debt outstanding of which $1.1 million bears fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
We conduct a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.
Item 4T. Controls and Procedures
Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this Form 10-Q (“Disclosure Controls”). This evaluation (“Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
Conclusions. As a part of the audit process regarding the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Company determined that control deficiencies in its internal control over financial reporting existed as of March 31, 2007 that constituted a material weakness within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2. This material weakness in internal control over financial reporting was related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. In July 2007, management retained an outside professional service firm to assist in the area of income tax reporting. Consequently, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting. Management retained, however, in July 2007, as a result of the material weakness described above, an outside professional service firm to assist in the area of income tax reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Pursuant to the Escrow, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000 from escrow, which was being held as security in escrow for our indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $56,000, should be disbursed to Indus. The total amount of $681,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 the Company filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus is among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company believes that Indus’ claim is without merit and intends to vigorously defend this claim.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit 10.1*	Fourth Amended and Restated Loan and Security Agreement, dated as of June 29, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank.

Exhibit 10.2*	Letter Agreement, dated June 28, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank.

Exhibit 10.3*	Amendment to 8% Promissory Notes, dated November 2, 1998 and November 5, 1998, held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007.

Exhibit 10.4 *	Amendment to 8% Promissory Notes, dated November 2, 1998 and November 5, 1998, held by Nancy M. Scurlock, dated June 29, 2007.

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*Incorporated by reference to an exhibit filed with the Current Report on Form 8-K on July 3, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION (Registrant)
Date: August 14, 2007	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)