Form 10-Q
period 2007-09-30
HALIFAX CORP OF VIRGINIA
filed 2007-11-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
(703) 658-2400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of November 2, 2007.

HALIFAX CORPORATION OF VIRGINIA

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2007 (Unaudited) and March 31, 2007	1

	Consolidated Statements of Operations – For the Three and Six Months Ended September 30, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Cash Flows – For the Six Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signatures	23

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA CONSOLIDATED BALANCE SHEET

	September 30,	March 31,
	2007	2007
(Amounts in thousands except share data)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$245	$1,078
Restricted cash	689	673
Trade accounts receivable, net	10,865	11,345
Inventory, net	5,114	4,946
Prepaid expenses and other current assets	806	584

TOTAL CURRENT ASSETS	17,719	18,626

PROPERTY AND EQUIPMENT, net	1,055	1,225
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	805	947
OTHER ASSETS	116	121

TOTAL ASSETS	$22,613	$23,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,470	$3,251
Accrued expenses	2,152	3,124
Deferred maintenance revenues	2,195	3,058
Current portion of long-term debt	35	31
Bank Debt	6,946	6,880
Auxiliary line of credit	1,000	1,000
Income taxes payable	52	11

TOTAL CURRENT LIABILITIES	15,850	17,355

SUBORDINATED DEBT – AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	102	120
DEFERRED INCOME	129	159

TOTAL LIABILITIES	17,081	18,634

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized – 6,000,000 shares Issued – 3,431,890 as of September 30, 2007 and March 31, 2007 Outstanding – 3,175,206 shares as of September 30, 2007 and March 31, 2007	828	828
Additional paid-in capital	9,059	9,047
Accumulated deficit	(4,143)	(4,460)
Less treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	5,532	5,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,613	$23,837

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousand, except share and per share data)	2007	2006	2007	2006
Revenues	$11,925	$12,369	$24,386	$25,115
Costs	10,370	11,044	21,349	22,314

Gross margin	1,555	1,325	3,037	2,801

Selling and marketing	242	256	470	540
General and administrative	911	881	1,845	1,747

Operating income	402	188	722	514

Other income	(8)	(13)	(19)	(14)
Interest expense	188	159	379	322

Income before income taxes	222	42	362	206

Income tax expense	20	20	25	100

Net income	$202	$22	$337	$106

Earnings per share – basic	$.06	$.01	$.11	$.03

Earnings per share – diluted	$.06	$.01	$.11	$.03

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,179,065	3,179,480	3,179,754	3,179,691
See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended
	September 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:

Net income	$337	$106

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	430	502
Deferred tax expense	—	159
Share-based compensation	12	19
Changes in operating assets and liabilities:
Accounts receivable	480	1,554
Inventory	(168)	(96)
Prepaid expenses and other assets	(217)	285
Accounts payable and accrued expenses	(753)	(961)
Income taxes payable	21	(331)
Deferred maintenance revenue	(863)	(371)
Deferred income	(30)	(30)

Net cash (used in) provided by operating activities	(751)	836

Cash flows from investing activities:

Acquisition of property and equipment	(118)	(194)
Restricted cash	(16)	(32)

Net used in investing activities	(134)	(226)

Cash flows from financing activities:

Proceeds from bank borrowing	22,260	15,103
Payment of bank debt	(22,194)	(15,681)
Payment of other long-term debt	(14)	(18)
Retirement of acquisition debt	—	(168)

Net cash provided by (used in) financing activities	52	(764)

Net decrease in cash	(833)	(154)

Cash at beginning of period	1,078	400

Cash at end of period	$245	$246

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$321	$331

Cash paid for income taxes	$6	$314

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the six months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation of Virginia’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission.
Note 2 — Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	September 30, 2007	March 31, 2007
Amounts billed	$11,004	$10,832
Amounts unbilled	48	730
Allowance for doubtful accounts	(187)	(217)

Accounts receivable, net	$10,865	$11,345

Note 3 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of an allowance for obsolescence of $1.5 million at September 30, 2007 and $1.2 million at March 31, 2007.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at September 30, 2007.

We adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as of April 1, 2007. This standard modifies the previous guidance provided by Financial Accounting Standards Board Statement No. 5 (FAS 5), Accounting for Contingencies and Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes for uncertainties related to the company’s income tax liabilities. We have analyzed our income tax posture using the criteria required by FIN 48 and concluded that there is a $20,000 cumulative effect inclusive of penalty and interest allocable to equity or derecognition of deferred tax assets as a result of adopting this standard. The adjustment is due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There is no increase recorded through September 30, 2007 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the statement of earnings. For the six months ended September 30, 2007, the Company has not recorded any interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.
The tax return years from 1999 forward in our major tax jurisdictions are not settled as of September 30, 2007; no changes in settled tax years have occurred through September 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
We estimate that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. We do not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
Note 5 — Debt Obligations
Bank Debt
On June 27, 2007, the Company and its subsidiaries entered into the Fourth Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2008. The maximum amount available under the revolving credit agreement is $10.0 million. As of September 30, 2007, $6.9 million was outstanding. Amounts outstanding under the revolving credit agreement will bear interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). The Company also pays an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, the Company pays a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the revolving credit agreement. The interest rate at September 30, 2007 was 8.25%. On November 13, 2007, the maximum amount available under the revolving credit agreement was reduced to $7.5 million. All other provisions of the revolving credit agreement remained the same.
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
At September 30, 2007, the Company was not in compliance with the financial covenants contained in the revolving credit agreement. The Company requested and received a waiver from Provident Bank for its non-compliance with these financial covenants through September 30, 2007. There is no assurance that the bank will waive any future non-compliance with the covenants. The Company is in process of the completing the review of alternative sources of financing, which may replace its existing credit facilities. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner and no assurances that the Company will be able to comply with its covenants beyond September 30, 2007.
The Company also extended the maturity of its auxiliary line of credit of $1.0 million from July 1, 2007 to December 31, 2007.
For more information on the Company’s revolving credit agreement see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust (the “Children’s Trust”) and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s outstanding common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). Both are greater than 10% shareholders of the Company’s outstanding common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust, are the Company’s directors. The holders of the 8% promissory notes are the Children’s Trust and Nancy M. Scurlock. The Company’s 8% promissory notes are subordinated to the revolving credit agreement described above.
With the amendment of its revolving credit agreement with Provident Bank on June 27, 2006, the Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of September 30, 2007, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revolving credit agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by the Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $182,000 at September 30, 2007.

Note 6 — Stock Based Compensation and Earnings per Share
During the quarter ended September 30, 2007, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were terminations/expirations of 6,500 options and no exercises of options to purchase shares of common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at September 30, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	7.94 years	$3.40	27,800	$3.40
3.00	63,000	8.81 years	3.00	12,600	3.00

$3.00-3.40	90,800		$3.00-3.40	40,400	$3.28

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at June 30, 2007. There were terminations/expirations of 42,750 options and no exercises of options to purchase shares of common stock. No grants may be made under the 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$7.03	10,500	1.00 years	$7.03	10,500	$7.03
5.57-7.56	77,000	2.31 years	6.23	77,000	6.23
5.38-7.06	64,500	2.75 years	5.80	64,500	5.80
1.80-4.05	70,000	4.10 years	3.51	70,000	3.51
3.10-5.00	45,667	5.18 years	3.51	45,667	3.51
4.11	13,000	5.81 years	4.11	12,167	4.11
4.45-5.02	78,000	6.85 years	4.57	76,189	4.57

$2.60-$7.56	356,667		$4.86	356,023	$4.87

The intrinsic value of stock options outstanding at September 30, 2007 was approximately $12,415.
As of September 30, 2007, there was $125,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with 50% of the total amortization cost being recognized within the next 24 months.
For the three months ended September 30, 2007 and 2006, the Company recorded share based compensation expense of $6,000 and $12,000, respectively, and for the six months ended September 30, 2007 and 2006, recorded share based compensation expense of $12,000 and $19,000, respectively.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousands except share data.)	2007	2006	2007	2006
Numerator for earning per share:

Net income	$202	$22	$337	$106

Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206	3,175,206	3,175,206

Effect of dilutive securities:	—	—	—	—

Employee stock options	3,859	4,274	4,548	4,485

Denominator for diluted earnings per share weighted number of shares Outstanding	3,179,065	3,179,480	3,179,754	3,179,691

Basic earnings per common share
Net income	$.06	$.01	$.11	$.03

Diluted earnings per common share	$.06	$.01	$.11	$.03

Note 7 — New accounting standards
In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on its financial condition or results of operations.
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS No.157 will have a material impact on its financial condition or results of operations.
Note 8 — Commitments and Contingencies
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation (“Indus”), pursuant to which the Company sold substantially all of the assets and certain liabilities of its secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3.0 million of the purchase price be held in escrow (the “Escrow”). The terms of the Agreement, including the Escrow, are as set forth in the Form 8-K filed with the SEC on July 1, 2005, as amended on Form 8-K/A, on July 7, 2005.

Pursuant to the Escrow Agreement with Indus, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000, which was being held in escrow as security for the Company’s indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by the Company. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in escrow which totaled $625,000, plus interest of approximately $64,000, should be disbursed to Indus. The total amount of $689,000 held in escrow is recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim.
On June 26, 2007, the Company filed a complaint against Indus in the Circuit Court for the County of Fairfax in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus is seeking, among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company filed a motion to dismiss a portion of the claim, which it won, and on October 19, 2007, Indus amended its counter claim. The Company believes that Indus’ claim is without merit and intends to vigorously defend this claim.
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
Our goal is to continue to maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.

Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services, accurately estimate costs when bidding on a contract, and effectively manage expenses.
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
On October 10, 2007, we announced the loss of a major contract valued at approximately $3.5 million per year. The contract was terminated pursuant to its terms upon 30 days notice to us. The reason for such termination was based strictly on price of services provided. We believe our service level performance on this account has been above expectations. The contract work involved site based maintenance services for an aeronautics company with locations throughout the U.S. and is expected to wind down in November 2007. We have provided services to this aeronautics company since 2006.We are taking appropriate cost reduction actions to minimize the impact of this contract loss.
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
Pursuant to the Escrow Agreement with Indus, on July 8, 2005, we received $1,000,000 and on January 26, 2006, we received $1,375,000. On or about December 31, 2006, an additional $625,000, which was being held in escrow as security for our indemnification obligations under the Agreement, was to be disbursed to us. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in escrow which totaled $625,000, plus interest of approximately $64,000, should be disbursed to Indus. The total amount of $689,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 we filed a complaint against Indus in the Circuit Court for Fairfax County in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered our complaint and instituted a counterclaim. In the counterclaim, Indus is seeking among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. We filed a motion to dismiss a portion of the claim, which it won, and on October 19, 2007, Indus amended its counter claim. We believe that Indus’ claim is without merit and we intend to vigorously defend this claim.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended September 30, 2007 and 2006, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended September 30,				Six months ended September 30,
Results of Operations	2007	2006	Change	%	2007	2006	Change	%
Revenues	$11,925	$12,369	$(444)	-4%	$24,386	$25,115	$(72)	-3%

Costs	10,370	11,044	(674)	-6%	21,349	22,314	(965)	-4%

Percent of revenues	87%	89%			88%	89%

Gross margin	1,555	1,325	230	17%	3,037	2,801	236	8%
Percent of revenues	13%	11%			12%	11%

Selling and marketing	242	256	(14)	-5%	470	540	(70)	-13%
Percent of revenues	2%	2%			2%	2%

General & administrative	911	881	30	3%	1,845	1,747	98	5%

Percent of revenues	8%	7%			8%	7%

Operating income	402	188	214	114%	722	514	208	40%
Percent of revenues	3%	2%			3%	2%

Other income	(8)	(13)	(5)	-38%	(19)	(14)	5	36%
Interest expense	188	159	29	18%	379	322	57	18%

Income before income tax	222	42	180	429%	362	206	156	76%

Income tax expense	20	20	—	0%	25	100	(75)	-75%

Net income	$202	$22	$180	818%	$337	$106	$231	218%

Earnings per share – basic:	$.06	$.01			$.11	$.03

Earnings per share – diluted:	$.06	$.01			$.11	$.03

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206	3,175,206
Diluted	3,179,065	3,179,480			3,179,480	3,179,480

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
The composition of revenues for:

	Three months ended September 30,				Six months ended September 30,
(in thousands)	2007	2006	Change	%	2007	2006	Change	%
Services	$11,470	$11,694	$(224)	-2%	$23,104	$23,622	$(518)	-2%
Product held for resale	455	675	(220)	-3%	1,282	1,493	(211)	-14%

Total Revenue	$11,925	$12,369	$(444)	-4%	$24,386	$25,115	$(729)	-3%

Revenues for the three months ended September 30, 2007 decreased 4%, or $444,000, to $11.9 million from $12.4 million for the three months ended September 30, 2006. For the six months ended September 30, 2007, revenues decreased 3%, or $729,000, from $25.1 million for the six months ended September 30, 2006 to $24.4 million.
Revenues from services for the three months ended September 30, 2007 decreased 2%, or $224,000, to $11.5 million from $11.7 million for the three months ended September 30, 2006. For the six months ended September 30, 2007, revenues from services decreased 2%, or $518,000 to $23.1 million from $23.6 million for the comparable period ended September 30, 2006. For the three and six months ended September 30, 2006, the decrease in services revenues is the result of the cessation of several unprofitable contracts that were partially offset by new, higher margin business.
For the three months ended September 30, 2007, product held for resale decreased $220,000, or 3%, from $675,000 for the three months ended September 30, 2006 to $455,000. For the six months ended September 30, 2007, product held for resale decreased 14%, or $211,000, for the six months ended September 30, 2007 from $1.5 million for the six months ended September 30, 2006 to $1.3 million. The decrease in product held for resale was the absence of several large one time orders during the three and six months ended September 30, 2006. We have de-emphasized product sales and intend to focus on our recurring services revenue model for enterprise maintenance solutions. As a result, we do not expect to see any material increases in product sales in future periods.
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

Costs were comprised of the following components:

	Three months ended September 30,				Six months ended September 30,
(in thousands)	2007	2006	Change	%	2007	2006	Change	%
Services	$9,952	$10,426	$(474)	-5%	$21,349	$20,944	$(405)	-2%
Product held for resale	418	618	(200)	-32%	969	1,370	(401)	-29%

Total Revenue	$10,370	$11,044	$(674)	-6%	$21,349	$22,314	$(965)	-4%

Total costs for the three months ended September 30, 2007 decreased $674,000, to $10.4 million, or 6%, from $11.0 million for the same period in 2006. For the six months ended September 30, 2007, total costs decreased $965,000, or 4%, to $21.3 million compared to $22.3 million for the comparable period in 2006. We released new automation tools earlier in the year, which in conjunction with our on-going cost containment efforts, have reduced our cost to deliver services to our customers. In addition, the costs associated with several less profitable contracts discussed above have been eliminated which also positively affected our gross margins. Costs for product held for resale have decreased commensurate with the reductions in revenue.
Gross Margin
For the three months ended September 30, 2007, our gross margins improved 17%, increasing $230,000, from $1.3 million to $1.6 million. For the six months ended September 30, 2007, gross margin increased 8% from $2.8 million in for the six months ended September 30, 2006 to $3.0 million for the six months ended September 30, 2007. As discussed above the improvement in gross margins were the result of new higher margin business, on-going cost containment efforts, and efficiencies gained through the introduction of new back office automation tools.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $242,000 for the three months ended September 30, 2007 compared to $256,000 for the three months ended September 30, 2006, a decrease of $14,000, or 5%. For the six months ended September 30, 2007, selling and marketing expense was $470,000 compared to $540,000, a 13% decrease from the six months ended September 30, 2006. The decrease in selling and marketing expense was the result of reduced personnel costs.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended September 30, 2007, general and administrative expenses increased $30,000 to $911,000 compared to $881,000 for the three months ended September 30, 2006, an increase of 3%. General and administrative expenses increased from $1.75 million for the six months ended September 30, 2006 to $1.85 million for the six months ended September 30, 2007, an increase of approximately $100,000, or 5%. The primary reasons for the increase in general and administrative expenses was increases in professional fees related to compliance with new accounting standards and increased bank fees. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For the three and six months ended September 30, 2007, we reported compensation expense of approximately $6,000 and $12,000, respectively, compared to and $14,000 and $19,000 for the three and six months ended September 30, 2006, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2007 was $188,000 compared to $159,000 for the same period in 2006. For the six months ended September 30, 2007 interest expense was $379,000 as compared to $322,000 for the period ended September 30, 2006. The primary reason for the increase in interest expense during the three and six months ended September 30, 2007 was higher interest rates and increased borrowings when compared to the same periods last year.
Income Tax Expense
For the three months ended September 30, 2007 and 2006 we recorded income tax expense of $20,000. For the six months ended September 30, 2007, we recorded income tax expense of $25,000 compared to $100,000 for the six months ended September 30, 2006. As a result of recording a 100% valuation allowance on our deferred tax asset at March 31, 2006, our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $2.9 million which expires from 2019 through 2027.
Net income
For the three months ended September 30, 2007, net income was $202,000 compared of $22,000 for the comparable period in 2006. For the six months ended September 30, 2007, we recorded net income of $337,000 compared to $106,000 for the six months ended September 30, 2006.
Liquidity and Capital Resources
As of September 30, 2007, we had approximately $252,000 of cash on hand. Sources of our cash for the six months ended September 30, 2007 have been from net earnings and our revolving credit facility.
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
We are in process of the completing the review of alternative sources of financing, which may replace our existing credit facilities when they mature. The auxiliary line of credit matures in December 2007 and our revolving line of credit matures on June 30, 2008. In addition, we will pursue all potential funding alternatives in the event we require additional capital, including the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner and no assurances that we will be able to comply with its covenants beyond September 30, 2007.
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

We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. We believe that our earnings from operations, available funds, together with a revolving credit facility from new financial institution a or alternative sources of financing, will be adequate to satisfy our current and planned operations for at least the next 12 months.
At September 30, 2007 and March 31, 2007, we had working capital of $1.9 million and $1.3 million, respectively. The current ratio was 1.1 at September 30, 2007 compared to 1.07 at March 31, 2007.
Capital expenditures for the six months ended September 30, 2007 were $118,000 as compared to $194,000 for the same period in 2006. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $400,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On June 27, 2007, we and our subsidiaries entered into the Fourth Amended and Restated Loan and Security Agreement, referred to as the “revolving credit agreement” with Provident Bank. The maturity date is June 30, 2008. The maximum amount available under the revolving credit agreement is $10.0 million. As of September 30, 2007, $6.9 million was outstanding. Amounts outstanding under the revolving credit agreement will bear interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). We will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the revolving credit agreement has been terminated. Additionally, we will pay a fee of $1,000 per month. Advances under the revolving credit agreement are collateralized by a first priority security interest on all of the our assets as defined in the revolving credit agreement. The interest rate at September 30, 2007 was 8.5%. The revolving credit agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The revolving credit agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in our discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of the company and its subsidiaries or permit the entry by us or our subsidiaries into a merger or consolidation or sell or lease substantially all of our assets, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The revolving credit agreement also contains certain financial covenants which we are required to maintain including, but not limited to a tangible net worth plus subordinated debt of not less than $4.0 million, a current ratio of greater than 1.4:1, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in the revolving credit agreement.
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

At September 30, 2007, we were not in compliance with the tangible net worth and debt service financial covenants contained in the revolving credit agreement. We requested and received a waiver from Provident Bank for our non-compliance with these financial covenants through September 30, 2007. There is no assurance we will be in compliance in the future or, if not in compliance, that the bank will waive any future non-compliance with the covenants. We are in process of completing the review of alternative sources of financing, which may replace our existing credit facilities. On November 13, 2007, the maximum amount available under the revolving credit agreement was reduced to $7.5 million. All other provisions of the revolving credit agreement remained the same.
We also extended the maturity of our auxiliary line of credit of $1.0 million from July 1, 2007 to December 31, 2007.
If our customer base were to remain constant, we expect to have approximately $2.0 million available on our revolving credit agreement through the next twelve months. If we were to obtain a significant new contract or make contract modifications, we would generally be required to invest significant initial start-up funds which are subsequently billed to customers and as a result may be required to draw down on our credit facility.
The revolving credit agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on our subordinated debt, which is not paid until we obtain a waiver from the bank.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at September 30, 2007. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On September 30, 2007, each of the affiliates referred to above held $500,000 and $500,000, respectively, face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $182,000 at September 30, 2007.
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

New Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on its financial condition or results of operations.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements”. SFAS No. 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning April 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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
The information below summarizes our sensitivity to market risks as of September 30, 2007. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2007 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)	September 30,
Debt obligations	2007
Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Interest rate at September 30, 2007 of 8.25%.	$6,946

Auxiliary line of credit. Interest rate at September 30, 2007 of 8.25%.	1,000

Total variable rate debt	7,946

8% subordinated notes payable to affiliate due July 1, 2009	1,000

Long Term lease payable	137

Total fixed rate debt	1,137

Total debt	$9,083

At September 30, 2007, we had approximately $9.1 million of debt outstanding of which $1.1 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our future operations.
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

The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Conclusions. As a part of the audit process regarding the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Company determined that control deficiencies in its internal control over financial reporting existed as of March 31, 2007 that constituted a material weakness within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2. This material weakness in internal control over financial reporting was related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. In July 2007, management retained an outside professional service firm to assist in the area of income tax reporting. Consequently, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Pursuant to the Escrow Agreement, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000, which was being held in escrow as security for our indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $64,000, should be disbursed to Indus. The total amount of $681,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 the Company filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus is among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company filed a motion to dismiss a portion of the claim, which it won, and on October 19, 2007, Indus amended its counter claim. The Company believes that Indus’ claim is without merit and intends to vigorously defend this claim.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Shareholders Meeting on November 2, 2007
1. Election of Directors. The following directors were elected for a term of one year or until his successor has been elected and qualified:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	WITHHELD	SHARES	SHARES
JOHN H. GROVER	2,307,119	216,692	91.42%	72.66%
JOHN M. TOUPS	2,306,590	217,158	91.40%	72.64%
DANIEL R. YOUNG	2,307,029	216,719	91.41%	72.66%
THOMAS L. HEWITT	2,307,029	216,719	91.41%	72.66%
ARCH C. SCURLOCK, JR.	2,306,500	217,248	91.39%	72.64%
GERALD F. RYLES	2,307,029	216,719	91.41%	72.66%
CHARLES L. MCNEW	2,307,029	216,719	91.41%	72.66%
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 3.1	Articles of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2007.)

Exhibit 10	First Amendment and Waiver dated November 13, 2007

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA (Registrant)

Date: November 14, 2007	By:	/s/Charles L. McNew Charles L. McNew President & Chief Executive Officer
(principal executive officer)

Date: November 14, 2007	By:	/s/Joseph Sciacca Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)