Form 10-Q
period 2007-12-31
HALIFAX CORP OF VIRGINIA
filed 2008-02-14
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of February 12, 2007.

HALIFAX CORPORATION OF VIRGINIA

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2007	2007
(Amounts in thousands except share data)	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,239	$1,078
Restricted cash	696	673
Trade accounts receivable, net	8,603	11,345
Inventory, net	3,745	4,946
Prepaid expenses and other current assets	212	584

TOTAL CURRENT ASSETS	14,495	18,626

PROPERTY AND EQUIPMENT, net	1,127	1,225
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	733	947
OTHER ASSETS	112	121

TOTAL ASSETS	$19,385	$23,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,259	$3,251
Accrued expenses	3,006	3,124
Deferred maintenance revenues	2,231	3,058
Current portion of long-term debt	36	31
Bank Debt	5,936	6,880
Auxiliary line of credit	925	1,000
Income taxes payable	82	11

TOTAL CURRENT LIABILITIES	14,475	17,355

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	92	120
DEFERRED INCOME	114	159

TOTAL LIABILITIES	15,681	18,634

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares Issued — 3,431,890 as of December 31, 2007 and March 31, 2007 Outstanding — 3,175,206 shares as of December 31, 2007 and March 31, 2007	828	828
Additional paid-in capital	9,066	9,047
Accumulated deficit	(5,978)	(4,460)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,704	5,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,385	$23,837

See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousand, except share and per share data)	2007	2006	2007	2006

Revenues	$10,494	$12,603	$34,880	$37,718
Operating costs and expenses	10,195	11,202	31,545	33,516

Gross margin	299	1,401	3,335	4,202

Selling and marketing	211	243	681	785
General and administrative	903	847	2,747	2,594
Provision for loss from settlement of litigation	410	—	410	—
Transaction costs	458	—	458	—

Operating income (loss)	(1,683)	311	(961)	823

Other income	(8)	(8)	(27)	(23)
Interest expense	155	171	534	492

Income (loss) before income taxes	(1,830)	148	(1,468)	354

Income tax expense	5	97	30	197

Net (loss) income	$(1,835)	$51	$(1,498)	$157

(Loss) earnings per share — basic	$(.58)	$.02	$(.47)	$.05

(Loss) earnings per share — diluted	$(.58)	$.02	$(.47)	$.05

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,175,206	3,178,957	3,175,206	3,179,171
No effect is given to dilutive securities for loss periods.
See notes to the Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended
	December 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:

Net (loss) income	$(1,498)	$157

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	665	742
Deferred tax expense	—	197
Share-based compensation	19	27
Changes in operating assets and liabilities:
Accounts receivable	2,742	484
Inventory	1,201	479
Prepaid expenses and other assets	381	348
Accounts payable and accrued expenses	(1,110)	(1,065)
Income taxes payable	51	(311)
Deferred maintenance revenue	(827)	(375)
Deferred income	(45)	(44)

Net cash provided by operating activities	1,579	639

Cash flows from investing activities:

Acquisition of property and equipment	(353)	(246)
Restricted cash	(23)	(40)

Net used in investing activities	(376)	(286)

Cash flows from financing activities:

Proceeds from bank borrowing	32,030	24,883
Payment of bank debt	(32,974)	(25,330)
Payment of auxiliary line of credit	(75)	—
Payment of other long-term debt	(23)	(26)
Retirement of acquisition debt	—	(168)

Net cash used in financing activities	(1,042)	(641)

Net decrease in cash	161	(288)

Cash at beginning of period	1,078	400

Cash at end of period	$1,239	$112

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$520	$548

Cash paid for income taxes	$6	$321

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the nine months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Halifax Corporation of Virginia’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission.
Note 2 — Management’s Plans
The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As disclosed elsewhere herein, the Company will not have sufficient cash to repay amounts due under its revolving credit facility on April 30, 2008 absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction, which is sufficient to repay the amounts outstanding. Our ability to continue as a going concern is dependent upon our ability to become profitable, generate positive cash flow from operations, obtain new financing to meet obligations and repay liabilities when they come due. We are seeking to increase profitability, cash flow and liquidity. Management’s plans include securing new customers, reducing overhead costs and seeking a more competitive capital structure. Although we continue to pursue these plans, there is no assurance that we will be successful in generating such profitable operations or obtaining new financing on acceptable terms or at all. The Company has in the past not met the financial covenants included in its revolving credit facility; the Company did, however, on January 31, 2008, obtain waivers of all existing defaults and resets of the applicable financial covenants. There can be no assurances the Company will be able to comply with the financial covenants contained in the revolving credit facility on March 31, 2008 or thereafter. In the future, the Company may not be successful in obtaining a waiver of non-compliance with these financial covenants. If the Company is unable to comply with the financial covenants, absent a waiver, it will be in default of the revolving credit facility and the financial institution can take any of the actions discussed below.
These factors raise doubt about our ability to continue as a going concern. The Company plans to satisfy our capital needs through any cash we can generate from our operations, new financing in the form of equity or debt, subject to the approval of our lenders where required. These unaudited consolidated financial statements included in this report do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
The Company is exploring a variety of alternative financing options, including a new credit facility to replace the existing revolving credit facility, sale-leaseback transactions and the sale of debt or equity. There can be no assurances that the Company will be able to complete an equity or debt financing, enter into a new large enough credit facility on terms that are favorable to the Company or at all or a sale-leaseback transaction. The Company’s failure to complete a new financing, enter into a new credit facility or complete a sale-leaseback transaction on unfavorable terms to the Company would have a material adverse effect on the Company’s operations, financial condition, results of operations and its ability to continue as a going concern. If the Company is unable to pay its obligations under the revolving credit facility when they become due, the Company may be forced to restrict its operations and the financial institution has the right, among other things, to declare an event of default which would enable the financial institution to foreclose on our assets securing the revolving credit facility.

Since January 31, 2008, the Company has received $500,000 from a capitalized lease of equipment that was previously purchased. The proceeds were used to reduce its auxiliarry line of credit. In addition, the Company is in discussions with several financial institutions to replace its existing facility as well as in discussions to raise additional equity, which management believes it will able to conclude in order avert any of the aforementioned items.
Note 3 — Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)
	December 31, 2007	March 31, 2007

Amounts billed	$8,607	$10,832
Amounts unbilled	212	730
Allowance for doubtful accounts	(216)	(217)

Accounts receivable, net	$8,603	$11,345

Note 4 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of an allowance for obsolescence of $2.0 million at December 31, 2007 and $1.2 million at March 31, 2007.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at December 31, 2007.
The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as of April 1, 2007. This standard modifies the previous guidance provided by Financial Accounting Standards Board Statement No. 5 (FAS 5), Accounting for Contingencies and Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes for uncertainties related to the company’s income tax liabilities. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is a $20,000 cumulative effect inclusive of penalty and interest allocable to equity or derecognition of deferred tax assets as a result of adopting this standard. The adjustment is due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There is no increase recorded through December 31, 2007 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the statements of operations. For the nine months ended December 31, 2007, the Company has not recorded any material interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of December 31, 2007; no changes in settled tax years have occurred through December 31, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treat certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
Note 6 — Debt Obligations
On February 5, 2008, Halifax Corporation of Virginia and its subsidiaries (collectively under Note 5, the “Company”) entered into a Second Amendment and Waiver with Provident Bank (the “Bank”), effective January 31, 2008 (the “Amendment”). The Amendment amends and waives certain provisions of the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007 and the Amendment), among the same parties to the Amendment (“Loan Agreement”), related to the terms of the line of credit and auxiliary revolver facility provided by the Bank.
As of December 31, 2007, $5.9 million was outstanding. Prior to the Amendment, amounts outstanding under the Loan Agreement bore interest at Provident Bank’s prime rate plus one-quarter percent (7.5% at December 31, 2007). Under the Amendment, amounts outstanding under the revolving line of credit will bear interest at Provident Bank’s prime rate plus one percent (1%) and amounts outstanding under the auxiliary revolver facility will bear interest at Provident Bank’s prime rate plus two percent (2%). The Company will also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference will be multiplied by one-quarter percent (0.25%). This amount will be payable on the last day of each quarter until the Loan Agreement has been terminated. Additionally, the Company will pay a fee of $1,000 per month. Advances under the Loan Agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the Loan Agreement.
Under the Amendment, the auxiliary revolver facility maximum credit amount was reduced to $900,000 from $1.0 million and the maximum line of credit amount was reduced to $6.0 million from $7.5million. Additionally, the Company cannot request any advance under the line of credit after April 28, 2008 and all amounts outstanding under the line of credit (including outstanding principal and accrued and unpaid interest thereon) are due and payable in full on April 30, 2008 unless the Company has received an indefeasible capital infusion of not less than $1.25 million in the form of either stockholders’ equity or subordinated debt acceptable to the Bank (“Capital Infusion”) by April 15, 2008. If the Company has received such Capital Infusion, the Company will be permitted to continue to borrow funds under the line of credit until July 29, 2008 and all amounts outstanding under the line of credit would be due and payable in full on July 31, 2008. Since January 30, 2008, as the result of a lease of equipment and software which was previously acquired and/or capitalized, the Company received $500,000, which satisfies a portion of the $1,250,000 Capital Infusion.
The Amendment also requires that the Company make payments of $25,000 each on the 15th day of February, March and April 2008 which sums will be applied to the reduction of the principal amount outstanding under the auxiliary revolver facility and will constitute permanent reductions to the auxiliary revolver facility maximum credit amount. As of February 1, 2008, the Company cannot request any advance under the auxiliary revolver facility and all amounts outstanding under the auxiliary revolver facility (including outstanding principal and accrued and unpaid interest thereon) are due and payable in full on April 30, 2008. If, however, the Company provides the Bank with evidence that the Company has received the Capital Infusion by April 15, 2008, then, upon notice from the Bank, the Company will be required to make payments of $25,000 each on the 15th day of May, June and July 2008 and all amounts outstanding under the auxiliary revolver facility will become due and payable in full on July 31, 2008.

In the event that the Bank consents to the Company’s sale or financing of any of the Company’s assets other than assets sold in the ordinary course of the Company’s business, including any sale/leaseback of certain assets, the proceeds of such sale or financing must be paid directly to the Bank to be applied to the reduction of the principal balance of the auxiliary revolver facility. If the Company is in default of the Loan Agreement or Amendment, the payment received by the Bank from such sale or financing will be applied in the manner determined by the Bank.
The Loan Agreement contained representations, warranties and covenants that are customary in connection with a transaction of this type including, but not limited to: (i) maintaining the Company’s accounts in a cash collateral account at Provident Bank, the funds in which accounts the Company may apply in its discretion against its obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, the Company will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of the Company and its subsidiaries or permit the entry by the Company or its subsidiaries into a merger or consolidation or sell or lease substantially all of the assets of the Company or it subsidiaries, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The Loan Agreement also contained certain financial covenants which the Company was required to maintain including, but not limited to, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in the revolving credit agreement.
The Amendment amended certain financial covenants contained in the Loan Agreement as follows:
(i) The Company shall at all times maintain a minimum Tangible Net Worth plus Subordinated Debt of not less than $1,000,000 as of March 31, 2008.
(ii) The Company failing to maintain a Current Ratio equal to or greater than 1.0 as of March 31, 2008.
For purposes of covenant measurements, any capital infusion or issuance of subordinated debt will be deemed to have occurred after March 31, 2008.
In connection with the Amendment, the Bank also waived the Company’s non-compliance with certain financial and other covenants under the Loan Agreement including: (a) the Company failing to maintain a minimum tangible net worth plus subordinated debt of not less than $4,000,000 as of December 31, 2007; (b) the Company failing to maintain a ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt of not greater than 4.0:1 as of December 31, 2007; (c) the Company failing to maintain a current ratio equal to or greater than 1.4:1 as of December 31, 2007; and (d) the Company failing to pay the principal, interest and late charges owed under the auxiliary revolver facility at the December 31, 2007 maturity thereof. The failure to comply with these financial and other covenants constituted an event of default under the Loan Agreement.
There can be no assurances the Company will be able to comply with the financial covenants contained in the Loan Agreement and Amendment on March 31, 2008 or thereafter. In the future, the Company may not be successful in obtaining a waiver of non-compliance with these financial covenants. If the Company is unable to comply with the financial covenants, absent a waiver, it will be in default of the Loan Agreement and Amendment and the Bank can take any of the actions discussed above.
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

The Company is required to pay the Bank an amendment fee of $34,500. Half of such amount was due and paid at signing of the Amendment and the other half is due by March 31, 2008. If, however, the Company fully repays amounts outstanding under the revolving line of credit and the auxiliary revolver facility by March 31, 2008, no additional amendment fee will be due on March 31, 2008.
As of January 30, 2008, there was outstanding principal of $5,088,450 and accrued and unpaid interest of $30,880 on the line of credit and outstanding principal of $900,000 and accrued and unpaid interest of $17,909 on the auxiliary revolver facility. Since January 30, 2008, the Company has repaid $789,563 on the auxiliary revolver facility, which included the funds the Company received from the settlement agreement with INDUS Corporation and INDUS Secure Network Solutions, LLC (collectively, “Indus”), discussed in Note 9 below.
For more information on the Company’s Loan Agreement see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Subordinated Debt — Affiliates
The Arch C. Scurlock Children’s Trust (the “Children’s Trust”) and Nancy M. Scurlock each own 392,211 shares of the Company’s common stock or 25% in the aggregate of the Company’s outstanding common stock. The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock are affiliates of the Company (“Affiliates”). Both are greater than 10% shareholders of the Company’s outstanding common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of the Children’s Trust, and John H. Grover, a trustee of the Children’s Trust, are the Company’s directors. The holders of the 8% promissory notes are the Children’s Trust and Nancy M. Scurlock. The Company’s 8% promissory notes are subordinated to the Loan Agreement described above.
The Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of December 31, 2007, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s revised Loan Agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by the Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $202,000 at December 31, 2007.
Note 7 — Stock Based Compensation and Earnings per Share
During the quarter ended December 31, 2007, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were terminations/expirations of 6,500 options and no exercises of options to purchase shares of common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at December 31, 2007.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	7.69 years	$3.40	27,800	$3.40
3.00	63,000	8.55 years	3.00	15,750	3.00

$3.00-3.40	90,800		$3.12	43,550	$3.26

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at December 31, 2007. There were terminations/expirations of 41,333 options and no exercises of options to purchase shares of common stock. No grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$7.03	10,500	.75 years	$7.03	10,500	$7.03
5.57-7.56	77,000	2.06 years	6.23	77,000	6.23
5.38-7.06	64,500	2.49 years	5.80	64,500	5.80
1.80-4.05	70,000	3.92 years	3.51	70,000	3.51
3.10-5.00	45,667	4.93 years	3.51	45,667	3.51
4.11	13,000	5.56years	4.11	12,506	4.11
4.45-5.02	78,000	6.60 years	4.57	76,441	4.57

$2.60-$7.56	358,667		$4.86	356,614	$4.86

The intrinsic value of stock options outstanding at December 31, 2007 was approximately $11,950.
As of December 31, 2007, there was $77,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with 60% of the total amortization cost being recognized within the next 24 months.
For the three months ended December 31, 2007 and 2006, the Company recorded share based compensation expense of $6,000 and $14,000, respectively, and for the nine months ended December 31, 2007 and 2006, recorded share based compensation expense of $19,000 and $27,000, respectively.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands except share data.)	2007	2006	2007	2006
Numerator for earning per share:

Net (loss) income	$(1,835)	$51	$(1,498)	$157

Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206	3,175,206	3,175,206

Effect of dilutive securities:

Employee stock options	—	3,751	—	3,965

Denominator for diluted earnings per share weighted number of shares Outstanding	3,175,206	3,178,957	3,175,206	3,179,171

Basic (loss) earnings per common share	$(.58)	$.02	$(.47)	$.05

Diluted (loss) earnings per common share	$(.58)	$.02	$(.47)	$.05

No effect is given to dilutive securities for loss periods.

Note 8 — New accounting standards
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not believe the adoption of SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.
In February 2007, FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on its financial condition or results of operations.
In September 2006, FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS No.157 will have a material impact on its financial condition or results of operations.
Note 9 — Commitments and Contingencies
On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with Indus, pursuant to which the Company sold substantially all of the assets and certain liabilities of its secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3,000,000 million of the purchase price be held in escrow (the “Escrow”).
Pursuant to the Escrow Agreement with Indus, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000, which was being held in escrow as security for the Company’s indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by the Company. Indus took the position that these alleged breaches entitled Indus to indemnification. As a result, Indus further took the position that the entire amount remaining in escrow which totaled $625,000, plus interest of approximately $71,000, should be disbursed to Indus. The total amount of $696,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim.
On June 26, 2007, the Company filed a complaint against Indus in the Circuit Court for the County of Fairfax in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus was seeking, among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company filed a motion to dismiss a portion of the claim, which it won, and on October 19, 2007, Indus amended its counter claim. The Company filed a motion to dismiss a portion of the counter claim, which it won on December 28, 2007.
On February 4, 2008, the Company entered into a settlement and release agreement (the “Settlement Agreement”), with Indus. Under the Settlement Agreement, the Company and Indus agreed to settle their claims against one another as set forth in the lawsuits. As a result of the settlement, the Company recorded an expense of $410,000 during the quarter ended December 31, 2007.
Note 10 — Transaction Costs
In December 2007, the Company terminated negotiations related to a potential significant acquisition. As a result, the Company recorded a charge of approximately $458,000 for the three months ended December 31, 2007 related to accounting, legal, and investment banking fees and other transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation of Virginia (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to acquisitions and our acquisition strategy, favorable banking relationships, the availability of capital to finance operations, ability to obtain a new credit facility on terms favorable to us, and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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

Our goal is to return to profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
Management’s Plans
Our future operating results may be affected by a number of factors including uncertainties relative to our ability to maintain compliance with the financial and other covenants in our Amendment to the Loan Agreement (as defined below), to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services, accurately estimate costs when bidding on a contract, our ability to obtain alternative financing to replace our existing credit facility, and effectively manage expenses.
As disclosed elsewhere herein, the Company will not have sufficient cash to repay amounts due under the Loan Agreement and Amendment on April 30, 2008 absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction, which is sufficient to repay the amount outstanding to the Bank. The Company is exploring a variety of alternative financing options, including a new credit facility to replace the facility currently provided by the Bank, sale-leaseback transactions and the sale of debt or equity to satisfy the Capital Infusion requirements set forth in the Amendment.
We are seeking to increase profitability, cash flow and liquidity. Management’s plans include securing new customers, reducing overhead costs and seeking a more competitive capital structure. Although we continue to pursue these plans, there is no assurance that we will be successful in generating such profitable operations or obtaining new financing on acceptable terms or at all. The Company has in the past not met the financial covenants included in its revolving credit facility; the Company did, however, on January 31, 2008, obtain waivers of all existing defaults and resets of the applicable financial covenants. There can be no assurances the Company will be able to comply with the financial covenants contained in the revolving credit facility on March 31, 2008 or thereafter. In the future, the Company may not be successful in obtaining a waiver of non-compliance with these financial covenants. If the Company is unable to comply with the financial covenants, absent a waiver, it will be in default of the revolving credit facility and the financial institution can take any of the actions discussed below.
There can be no assurances that the Company will be able to complete an equity or debt financing, enter into a new credit facility with sufficient capacity on terms that are favorable to the Company or at all or a sale-leaseback transaction. The Company’s failure to complete a new financing, enter into a new credit facility or complete a sale-leaseback transaction on unfavorable terms to the Company would have a material adverse effect on the Company’s operations, financial condition, results of operations and its ability to continue as a going concern. If the Company is unable to complete a Capital Infusion by April 15, 2008, or obtain a new credit facility, the Company will be unable to meet its debt obligations to the Bank. If the Company is unable to pay its obligations to the Bank when they become due, the Company may be forced to restrict its operations and the Bank has the right, among other things, to declare an event of default which would enable the Bank to foreclose on our assets securing the Loan Agreement.
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

In early 2007, we indentified a potential acquisition opportunity, coupled with an equity investment which would have increased our size to better enable us to compete in the enterprise maintenance market. Due to changes in the market and valuation issues, we determined not to pursue this target in December 2007. As a result, we recorded a charge to operations of $458,000 for transaction related costs.
On October 10, 2007, we announced the loss of a major contract valued at approximately $3.5 million per year. The contract was terminated pursuant to its terms upon 30 days notice to us. The reason for such termination was based strictly on price of services provided. We believe our service level performance on this account has been above expectations. The contract work involved site based maintenance services for an aeronautics company with locations throughout the U.S. which ended in November 2007. We have provided services to this aeronautics company since 2006.We have taken appropriate cost reduction actions to mimimize the impact of this contract loss.
On June 30, 2005, we simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with INDUS Corporation and INDUS Secure Network Solutions, LLC ( collectively, “Indus”), pursuant to which we sold substantially all of the assets and certain liabilities of our secure network business. The Agreement provided that $3.0 million of the purchase price be held in escrow (the “Escrow”).
On July 8, 2005, we received $1,000,000 and on January 26, 2006, we received $1,375,000 from the Escrow. On or about December 31, 2006, an additional $625,000, which was being held in Escrow, was to be disbursed to us. However, on December 28, 2006, we received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus took the position that these alleged breaches entitled Indus to indemnification. As a result, Indus further took the position that the entire amount remaining in escrow which totaled $625,000, plus interest of approximately $71,000, should be disbursed to Indus. The total amount of $696,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 we filed a complaint against Indus in the Circuit Court for Fairfax County in Virginia requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered our complaint and instituted a counterclaim. In the counterclaim, Indus was seeking among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. We filed a motion to dismiss a portion of the claim, which we won, and on October 19, 2007, Indus amended its counter claim. We filed a motion to dismiss the counter claim and on December 31, 2007, which we won.
Because of the ongoing cost of protracted lawsuit, on February 4, 2008, we announced the settlement of the matter for $410,000. See Item I. “Legal Proceedings” in Part II of this Form 10-Q.
Since January 31, 2008, we received $500,000 from a lease of equipment and software that was previously purchased and/or capitalized. In addition, we are in discussions with several financial institutions to replace our existing facility as well as in discussions to raise additional equity, which management believes it will able to conclude in order avert any of the aforementioned items.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended December 31, 2007 and 2006, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended December 31,				Nine months ended December 31,
Results of Operations	2007	2006	Change	%	2007	2006	Change	%

Revenues	$10,494	$12,603	$(2,109)	(17%)	$34,880	$37,718	(2,838)	(8%)

Operating costs and expenses	10,195	11,202	(1,007)	(9%)	31,545	33,516	(1,971)	(6%)

Percent of revenues	97%	89%			90%	89%

Gross margin	299	1,401	(1,102)	(79%)	3,335	4,202	(867)	(21%)
Percent of revenues	3%	11%			10%	11%

Selling and marketing	211	243	(32)	(13%)	681	785	(104)	(13%)
Percent of revenues	2%	2%			2%	2%

General & administrative	903	847	56	7%	2,747	2,594	153	6%
Percent of revenues	9%	7%			8%	7%

Provision for loss on settlement of litigation	410	—	410	N/M	410	—	410	N/M
Transaction costs	458	—	458	N/M	458	—	458	N/M

Operating (loss) income	(1,683)	311	(1,994)	(641%)	(961)	823	(1,784)	(217%)
Percent of revenues	(16%)	3%			(3%)	2%

Other income	(8)	(8)	—	N/M	(27)	(23)	4	N/M
Interest expense	155	171	(16)	(9%)	534	492	42	9%

(Loss) income before income tax	(1,830)	148	(1,978)	(1,336%)	(1,468)	354	(1,822)	(515%)

Income tax expense	5	97	(92)	(95%)	30	197	(167)	(85%)

Net (loss) income	$(1,835)	$51	$(1,886)	(3,698%)	$(1,498)	$157	$(1,655)	(1,054%)

Earnings per share — basic:	$(.58)	$.02			$(.47)	$.05

Earnings per share — diluted:	$(.58)	$.02			$(.47)	$.05

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206		3,175,206
Diluted	3,175,206	3,178,957			3,175,206		3,179,171

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
The composition of revenues for:

(in thousands)	Three months ended December 31,				Nine months ended December 31,
	2007	2006	Change	%	2007	2006	Change	%

Services	$9,907	$12,052	(2,145)	(18%)	$33,011	$35,674	(2,663)	(7%)
Product held for resale	587	551	36	7%	1,869	2,044	(175)	(9%)

Total Revenue	$10,494	$12,603	(2,109)	(17%)	$34,880	$37,718	(2,838)	(8%)

Revenues from services for the three months ended December 31, 2007 decreased 18%, or $2.1 million, to $9.9 million from $12.1 million for the three months ended December 31, 2006. For the nine months ended December 31, 2007, revenues from services decreased 7%, or $2.7 million to $33.0 million from $35.7 million for the comparable period ended December 31, 2006. For the three and nine months ended December 31, 2007, the decrease in services revenues was the result of the cessation of certain contracts including one large contract which represented $300,000 per month in revenue.
For the three months ended December 31, 2007, product held for resale increased $36,000, or 7%, from $551,000 for the three months ended December 31, 2006 to $587,000. The increase in product held for resale was related to a large one time order during the three months ended December 31, 2007. For the nine months ended December 31, 2007, product held for resale decreased 9%, or $175,000, for the nine months ended December 31, 2007 from $2.0 million for the nine months ended December 31, 2006 to $1.9 million. The decrease in product held for resale was due to the absence of several large one time orders during the nine months ended December 31, 2007. We have de-emphasized product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
Revenues for the three months ended December 31, 2007 decreased 17%, or $2.1 million, to $10.5 million from $12.6 million for the three months ended December 31, 2006. For the nine months ended December 31, 2007, revenues decreased 8%, or $2.8 million, from $37.7 million for the nine months ended December 31, 2006 to $34.9 million.
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

Operating costs and expenses were comprised of the following components:

(in thousands)	Three months ended December 31,				Nine months ended December 31,
	2007	2006	Change	%	2007	2006	Change	%

Services	$9,680	$10,701	(1,021)	(10%)	$29,846	$31,648	(1,802)	(6%)
Product held for resale	515	501	14	3%	1,699	1,868	(169)	(9%)

Total Costs	$10,195	$11,202	(1,007)	(9%)	$31,545	$33,516	(1,971)	(6%)

Total costs for the three months ended December 31, 2007 decreased $1.0 million, to $10.2 million, or 9%, from $11.2 million for the same period in 2006. For the nine months ended December 31, 2007, total costs decreased $2.0 million, or 6%, to $31.5 million compared to $33.5 million for the comparable period in 2006. The reduction in costs was related to the reduction in revenue, offset by a $1.0 million charge for obsolete inventory during the quarter ended December 31, 2007. There has been a shift in our business to labor only services, causing an excess in the amounts of inventory required to support our existing customers, resulting in this charge.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter a new market which will to positively affect our gross margins going forward.
Costs for product held for resale have decreased commensurate with the reductions in revenue.
Gross Margin
For the three months ended December 31, 2007, our gross margins decreased 79%, or $1.1 million, from $1.4 million to $300,000. For the nine months ended December 31, 2007, gross margin decreased 21% from $4.2 million in for the nine months ended December 31, 2006 to $3.3 million. As discussed above, the reduction in gross margins were the result of a charge for obsolete inventory, somewhat offset by, on-going cost containment efforts, and efficiencies gained through the introduction of new back office automation tools.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $211,000 for the three months ended December 31, 2007 compared to $243,000 for the three months ended December 31, 2006, a decrease of $32,000, or 13%. For the nine months ended December 31, 2007, selling and marketing expense was $681,000 compared to $785,000, a 13% decrease from the nine months ended December 31, 2006. The decrease in selling and marketing expense was the result of reduced personnel costs.
General and Administrative
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended December 31, 2007, general and administrative expenses increased $56,000 to $903,000 compared to $847,000 for the three months ended December 31, 2006, an increase of 7%. General and administrative expenses increased from $2.6 million for the nine months ended December 31, 2006 to $2.7 million for the nine months ended December 31, 2007, an increase of approximately $153,000, or 6%. The primary reasons for the increase in general and administrative expense was increases in professional fees related to compliance with Sarbanes-Oxley, increased bank fees and higher depreciation expense related to the automation tools discussed above. Various factors such as changes in the insurance markets and related costs associated with complying with new Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For the three and nine months ended December 31, 2007, we reported compensation expense of approximately $6,000 and $19,000, respectively, compared to $14,000 and $27,000 for the three and nine months ended December 31, 2006, respectively.
Litigation Expense
In order to avoid the ongoing cost of litigation, on February 4, 2008, we settled the outstanding lawsuit with Indus. As a result of recognizing the gain on the sale of our Secure Network Services division during the fiscal year ended March 31, 2007, we incurred a charge for $410,000, resulting in a charge to operations during the three and nine months ended December 31, 2007. In reviewing this transaction, the original sales price was $12.5 million and with the settlement of $410,000 the adjusted sales price would have been $12.1 million, thus we realized 97% of the selling price, and the resultant gain recorded during the year ended March 31, 2006 would have been reduced from $2.5 million to $2.1 million.
Transaction costs
In early 2007, we indentified a potential acquisition opportunity and coupled with an equity investment which would have increased our size to better enable us to compete in the enterprise maintenance market. Due to changes in market and valuation issues, we determined not to pursue this target in December 2007. As a result, we recorded a charge to operations of $458,000 for transaction related costs.
Interest Expense
Interest expense for the three months ended December 31, 2007 was $155,000 compared to $171,000 for the same period in 2006. For the nine months ended December 31, 2007 interest expense was $534,000 as compared to $492,000 for the same period ended December 31, 2006. The primary reason for the decrease in interest expense during the three and nine months ended December 31, 2007 was lower interest rates and decreased borrowings when compared to the same periods last year.
Income Tax Expense
For the three months ended December 31, 2007 we recorded income tax expense of $5,000 compared to $97,000 for the same period in 2006. For the nine months ended December 31, 2007, we recorded income tax expense of $30,000 compared to $197,000 for the nine months ended December 31, 2006. As a result of recording a full valuation allowance on our deferred tax asset at March 31, 2006, our income tax expense consists primarily of minimum state taxes. The Company has a net operating loss carry forward of approximately $2.9 million which expires from 2019 through 2027.
Net (loss) income
For the three months ended December 31, 2007, the net loss was $1.8 million compared to net income of $51,000 for the comparable period in 2006. For the nine months ended December 31, 2007, we recorded a net loss of $1.5 million compared to net income of $157,000 for the nine months ended December 31, 2006.
Liquidity and Capital Resources
As of December 31, 2007, we had approximately $1.2 million of cash on hand. Sources of our cash for the nine months ended December 31, 2007 have been from operations and our revolving credit facility which teminates on April 30, 2008.
We anticipate that our primary sources of liquidity will be cash generated from operating income or alternative financing solutions, and cash on hand.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2007 and Item 1A. “Risk Factors” contained in Part II of this form 10-Q for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.

We are in process of exploring alternative sources of financing, including the sale of equity or debt, sale-leaseback transactions and a new credit facility to replace our existing credit facility with Provident Bank. We were unable to repay the auxiliary line of credit which matured on December 31, 2007 and were in not in compliance with the terms of our revolving line of credit. As discussed below, we entered into a Second Amendment and Waiver Agreement to the Loan Agreement. The revolving line of credit and auxiliary revolver facility have a maturity date of April 30, 2008.
Our future financial performance will depend on our ability to obtain an alternative financing source on terms acceptable to us to replace our existing credit facility, continue to reduce and manage operating expenses, as well as our ability to grow revenues through obtaining new contracts. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2007 and Item 1A. “Risk Factors” included in Part II of this Form 10-Q.
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
We expect to continue to require funds to meet remaining interest and principal payment obligations, capital expenditures and other non-operating expenses. Our future capital requirements will depend on many factors, including revenue growth, expansion of our service offerings and business strategy. If we are unable to obtain a large enough new credit facility or complete alternative financing arrangements such as sale of equity or debt or sale-leaseback transaction, we do not believe that our earnings from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.
At December 31, 2007 and March 31, 2007, we had working capital of $20,000 and $1.3 million, respectively. The current ratio was 1.0 at December 31, 2007 compared to 1.07 at March 31, 2007.
Capital expenditures for the nine months ended December 31, 2007 were $353,000 as compared to $246,000 for the same period in 2006. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $400,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
On February 5, 2008, we and our subsidiaries entered into a Second Amendment and Waiver with Provident Bank (the “Bank”), effective January 31, 2008 (the “Amendment”). The Amendment amends and waives certain provisions of the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007 and the Amendment), among the same parties to the Amendment (“Loan Agreement”), related to the terms of the line of credit and auxiliary revolver facility provided by the Bank.
As of December 31, 2007, $5.9 million was outstanding. Prior to the Amendment, amounts outstanding under the Loan Agreement bore interest at Provident Bank’s prime rate plus one-quarter percent (0.25%). Under the Amendment, amounts outstanding under the revolving line of credit will bear interest at Provident Bank’s prime rate plus one percent (1%) and amounts outstanding under the auxiliary revolver facility will bear interest at Provident Bank’s prime rate plus two percent (2%). We also pay an unused commitment fee on the difference between the maximum amount it can borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference is multiplied by one-quarter percent (0.25%). This amount is payable on the last day of each quarter until the Loan Agreement has been terminated. Additionally, we pay a fee of $1,000 per month. Advances under the Loan Agreement are collateralized by a first priority security interest on all of the Company’s assets as defined in the Loan Agreement. The interest rate at December 31, 2007 was 7.5%.

Under the Amendment, the auxiliary revolver facility maximum credit amount was reduced to $900,000 from $1.million and the maximum line of credit amount was reduced to $6.million from $7.5million. Additionally, we cannot request any advance under the line of credit after April 28, 2008 and all amounts outstanding under the line of credit (including outstanding principal and accrued and unpaid interest thereon) are due and payable in full on April 30, 2008 unless we have received an indefeasible capital infusion of not less than $1.25 million in the form of either stockholders’ equity or subordinated debt acceptable to the Bank (“Capital Infusion”) by April 15, 2008. If we have received such Capital Infusion, we will be permitted to continue to borrow funds under the line of credit until July 29, 2008 and all amounts outstanding under the line of credit would be due and payable in full on July 31, 2008. Since January 30, 2008, as the result of a lease of equipment which was previously capitalized, the Company received $500,000, which satisfies a portion of the $1,250,000 capital infusion described above.
The Amendment also requires that we make payments of $25,000 each on the 15th day of February, March and April 2008 which sums will be applied to the reduction of the principal amount outstanding under the auxiliary revolver facility and will constitute permanent reductions to the auxiliary revolver facility maximum credit amount. As of February 1, 2008, we cannot request any advance under the auxiliary revolver facility and all amounts outstanding under the auxiliary revolver facility (including outstanding principal and accrued and unpaid interest thereon) are due and payable in full on April 30, 2008. If, however, we provide the Bank with evidence that we have received the Capital Infusion by April 15, 2008, then, upon notice from the Bank, we will be required to make payments of $25,000 each on the 15th day of May, June and July 2008 and all amounts outstanding under the auxiliary revolver facility will become due and payable in full on July 31, 2008.
As of January 30, 2008, there was outstanding principal of $5,088,450 and accrued and unpaid interest of $30,880 on the line of credit and outstanding principal of $900,000 and accrued and unpaid interest of $17,909 on the auxiliary revolver facility. Since January 30, 2008, we have repaid $789,563 on the auxiliary revolver facility, which included the funds we received from the settlement agreement. See Item 1. “Legal Proceedings” contained in Part II of this Form 10-Q.
We will not have sufficient cash to repay amounts due under the Loan Agreement and Amendment on April 30, 2008 absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction, which is sufficient to repay the amount outstanding to the Bank. We are exploring a variety of alternative financing options, including a new credit facility to replace the facility currently provided by the Bank, sale-leaseback transactions and the sale of debt or equity to satisfy the Capital Infusion requirements set forth in the Amendment. There can be no assurances that we will be able to complete an equity or debt financing, enter into a new large enough credit facility on terms that are favorable to us or at all or a sale-leaseback transaction. Our failure to complete a new financing, enter into a new credit facility or complete a sale-leaseback transaction on unfavorable terms to us would have a material adverse effect on our operations, financial condition, results of operations and its ability to continue as a going concern. If we are unable to complete a Capital Infusion by April 15, 2008, or obtain a new credit facility, we will be unable to meet our debt obligations to the Bank. If we are unable to pay our obligations to the Bank when they become due, we may be forced to restrict our operations and the Bank has the right, among other things, to declare an event of default which would enable the Bank to foreclose on our assets securing the Loan Agreement.
The Loan Agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The Loan Agreement contains certain covenants including, but not limited to: (i) maintaining our accounts in a cash collateral account at Provident Bank, the funds in which accounts we may apply in its discretion against our obligations owed to Provident Bank, (ii) notifying Provident Bank in writing of any cancellation of a contract having annual revenues in excess of $250,000, (iii) in the event receivables arise out of government contracts, we will assign to Provident Bank all government contracts with amounts payable of $100,000 or greater and in duration of six months or longer, (iv) obtaining written consent from Provident Bank prior to permitting a change in ownership of more than 25% of the stock or other equity interests of us and our subsidiaries or permit the entry by us or our subsidiaries into a merger or consolidation or sell or lease substantially all of our assets or the assets of our subsidiaries, (v) obtaining prior written consent of Provident Bank, subject to exceptions, to make payments of debt to any person or entity or making any distributions of any kind to any officers, employees or members, and (vi) obtaining written consent from Provident Bank prior to entering into or amending any contract with IBM or any of its subsidiaries or affiliates concerning work performed for certain entities. The Loan Agreement also contains certain financial covenants which we are required to maintain including, but not limited to, total liabilities to net worth ratio of not greater than 4.0:1, and a debt service coverage equal to or greater than 1.25:1, as more fully described in Loan Agreement.

The Amendment also amended certain financial covenants contained in the Loan Agreement as follows:
(i) We shall at all times maintain a minimum Tangible Net Worth plus Subordinated Debt of not less than $1,000,000 as of March 31, 2008.
(ii) We fail to maintain a Current Ratio equal to or greater than 1.0 as of March 31, 2008.
For purposes of covenant measurements, any capital infusion or issuance of subordinated debt shall be deemed to have occurred after March 31, 2008.
In connection with the Amendment, the Bank also waived our non-compliance with certain financial and other covenants under the Loan Agreement including: (a) our failing to maintain a minimum tangible net worth plus subordinated debt of not less than $4,000,000 as of December 31, 2007; (b) our failing to maintain a ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt of not greater than 4.0:1 as of December 31, 2007; (c) our failing to maintain a current ratio equal to or greater than 1.4:1 as of December 31, 2007; and (d) our failing to pay the principal, interest and late charges owed under the auxiliary revolver facility at the December 31, 2007 maturity thereof. The failure to comply with these financial and other covenants constituted an event of default under the Loan Agreement.
There can be no assurances we will be able to comply with the financial covenants contained in the Loan Agreement and Amendment on March 31, 2008 or thereafter. In the future, we may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the financial covenants, absent a waiver, it will be in default of the Loan Agreement and Amendment and the Bank can take any of the actions discussed above.
Events of default, include, but are not limited to: (i) a determination by Provident Bank that in its discretion that the financial condition of the Company or any person or entity that generally is now or hereafter liable, directly, contingently or otherwise obligated to pay Provident Bank under the Loan agreement (“Other Obligor”) is unsatisfactory, (ii) we or an Other Obligor becomes insolvent or an involuntary petition for bankruptcy filed against us or it, (iii) a default under any indebtedness by us or any Other Obligor, and (iv) a change in more than 25% of the ownership of us without the prior written consent of Provident Bank.
We are required to pay the Bank an amendment fee of $34,500. Half of such amount was due and paid at signing of the Amendment and the other half is due by March 31, 2008. If, however, we fully repay amounts outstanding under the revolving line of credit and the auxiliary revolver facility by March 31, 2008, no additional amendment fee will be due on March 31, 2008.
If we were to obtain a significant new contract or make contract modifications, we would generally be required to invest significant initial start-up funds which are subsequently billed to customers and [as a result may be required to draw down on our credit facility].
The Loan Agreement prohibits the payment of dividends or distributions as well as limits the payment of principal or interest on our subordinated debt, which is not paid until we obtain a waiver from the bank.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at December 31, 2007. Pursuant to a subordination agreement between our lender and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of the bank. On December 31, 2007, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $202,000 at December 31, 2007.

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
Our 8% promissory notes mature on July 1, 2009.
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
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not believe the adoption of SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.
In February 2007, FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on our financial condition or results of operations.
In September 2006, FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements”. SFAS No. 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning April 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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
The information below summarizes our sensitivity to market risks as of December 31, 2007. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2007 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)	December 31,
Debt obligations	2007

Revolving credit agreement at the prime rate plus 1/4%. Due April 30, 2008. Interest rate at December 31, 2007 of 7.5%.	$5,936
Auxiliary line of credit. Interest rate at December 31, 2007 of 7.5%.	925

Total variable rate debt	6,861
8% subordinated notes payable to affiliate due July 1, 2009	1,000
Long Term lease payable	128

Total fixed rate debt	$1,128

Total debt	7,989

At December 31, 2007, we had approximately $7.9 million of debt outstanding of which $1.1 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
Effective January 31, 2008 as a result if our execution of the Amendment and Waiver Agreement to the Fourth Amended and Restated Loan and Security Agreement the maximum availability of our revolving line of credit was reduced to $6.0 million with interest at the bank’s prime rate of interest plus 1%. The terms of our auxiliary line of credit were modified requiring payments of $25,000 per month beginning February 15, 2008 with interest at the bank’s prime rate of interest plus 2%. .
We were unable to repay the auxiliary line of credit which matured on December 31, 2007 and were not in compliance with the terms of our revolving line of credit. On January 31, 2008 we entered into a Second Amendment and Waiver Agreement to the Fourth Amended and Restated Loan and Security Agreement. The revolving line of credit and auxiliary line of credit have a maturity date of April 30, 2008. The balance of the auxiliary line of credit at February 6, 2008 was $110,437.

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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Pursuant to the Escrow Agreement, on July 8, 2005, the Company received $1,000,000 and on January 26, 2006, it received $1,375,000. On or about December 31, 2006, an additional $625,000, which was being held in escrow as security for our indemnification obligations under the Agreement, was to be disbursed to the Company. However, on December 28, 2006, the Company received a Notice of Claim from Indus, pursuant to which Indus alleged various breaches of certain representations and warranties in the Agreement by us. Indus takes the position that these alleged breaches entitle Indus to indemnification. As a result, Indus further takes the position that the entire amount remaining in Escrow which totaled $625,000, plus interest of approximately $71,000, should be disbursed to Indus. The total amount of $696,000 held in escrow was recorded as restricted cash on the accompanying financial statements. The Company delivered a Response Notice to the escrow agent and Indus disputing the claims of Indus set forth in its Notice of Claim. On June 26, 2007 the Company filed a complaint against Indus in the Virginia Circuit Court requesting a declaratory judgment, and other relief, including a demand that Indus withdraw its claim and disburse the funds in escrow in order to resolve the matter. On August 1, 2007, Indus answered the Company’s complaint and instituted a counterclaim. In the counterclaim, Indus is among other things, a declaratory judgment and compensatory damages in an amount up to $1,000,000, costs and other appropriate relief for breach of contract. The Company filed a motion to dismiss a portion of the claim, which it won, and on October 19, 2007, Indus amended its counter claim. The Company filed a motion to dismiss a portion of the amended claim, which it won on December 28, 2007.
On February 4, 2008, the Company entered into a settlement and release agreement (the “Settlement Agreement”), with Indus. Under the Settlement Agreement, the Company and Indus agreed to settle their claims against one another as set forth in the lawsuits.
Pursuant to the Settlement Agreement, Indus and the Company agreed to release each other from all claims, damages, suits, losses, actions, demands, judgments, awards, liabilities and causes of action related to the Asset Purchase Agreement dated June 30, 2005, by and among the Company and Indus. Under the Settlement Agreement, Indus is to receive $410,000 from the escrow fund and the Company is to receive $215,000 in principal plus any interest earned since the date of the initial deposit in the escrow fund and remaining in the escrow fund at the time of disbursement and any remaining funds contained in the escrow fund less any costs, fees or expenses due and payable to the escrow agent. All amounts due to the Company as a result of this settlement were paid to Provident Bank to partially repay the Company’s outstanding balance on its auxiliary revolver facility.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than those risks described below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We will not have sufficient cash to repay amounts due under the loan agreement on April 30, 2008 absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction. If we are unsuccessful in completing a new financing or entering into a new credit facility on favorable terms to us or at all, our financial condition and operations will be materially adversely affected.
We are exploring a variety of alternative financing options, including a new credit facility to replace the facility currently provided by Provident Bank, sale-leaseback transactions and the sale of debt or equity to satisfy the capital infusion requirements set forth in the amendment to the loan agreement. There can be no assurances that we will be able to complete an equity or debt financing or enter into a new credit facility on terms that are favorable to us or at all. If we are unable to complete a Capital Infusion by April 15, 2008, or obtain a new credit facility, we will be unable to meet our debt obligations to the Bank. If we cannot complete a new financing or enter into a new credit facility or complete a financing or close on a new credit facility on favorable terms to us, we may have to significantly curtail our operations, our ability to continue as a going concern may be jeopardized or we may be forced into a bankruptcy proceeding by the bank.
If we fail to meet our financial and other covenants under our loan agreement with Provident Bank, absent a waiver, we will be in default of the loan agreement and Provident Bank can take actions that would adversely affect our business.
Since March 31, 2007, we have been out of compliance with certain financial and other covenants contained in the loan agreement with Provident Bank and we have obtained a waiver from Provident Bank for our noncompliance. There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether Provident Bank will continue to grant waivers for our non-compliance. As a result of recent amendments to our loan agreement, if there is an event of default by us under the loan agreement, we fail to comply with our covenant regarding the cash collateral account or we fail to make any payment under the loan agreement or amendment when due, the Provident Bank has the option to, among other things, accelerate any and all of our obligations under the loan agreement, foreclose on our assets securing the loan agreement, and any of these actions would have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Shareholders Meeting on November 2, 2007
1. Election of Directors. The following directors were elected for a term of one year or until his successor has been elected and qualified:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	WITHHELD	SHARES	SHARES

JOHN H. GROVER	2,307,119	216,692	91.42%	72.66%
JOHN M. TOUPS	2,306,590	217,158	91.40%	72.64%
DANIEL R. YOUNG	2,307,029	216,719	91.41%	72.66%
THOMAS L. HEWITT	2,307,029	216,719	91.41%	72.66%
ARCH C. SCURLOCK, JR.	2,306,500	217,248	91.39%	72.64%
GERALD F. RYLES	2,307,029	216,719	91.41%	72.66%
CHARLES L. MCNEW	2,307,029	216,719	91.41%	72.66%

Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 10.1*	First Amendment and Waiver dated November 13, 2007

Exhibit 10.2**	Second Amendment and Waiver dated as of January 31, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc and Provident Bank

Exhibit 10.3**	Promissory Note (Auxiliary Revolver Facility) dated January 31, 2008

Exhibit 10.4**	Promissory Note (Revolving Line of Credit) dated January 31, 2008

Exhibit 10.5**	Settlement Agreement and Release dated February 4, 2008 by and among Halifax Corporation of Virginia, INDUS Corporation and INDUS Secure Network Solutions, LLC

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Incorporated by reference from the Company’s quarterly report on Fonn 10-Q for the quarter ended September 30, 2007

**	Incorporated by reference from the Company’s current report on Fonn 8-K filed with the SEC on February 8, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA (Registrant)
Date: February 14, 2008	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: February 14, 2008	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)