Form 10-K
period 2008-03-31
HALIFAX CORP OF VIRGINIA
filed 2008-07-16
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 28, 2007 was $4,933,400 computed based on the closing price for that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25,2008
Common Stock $0.24 par value	3,175,206
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant’s 2008 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the company’s year end, are incorporated by reference into Part III of the this annual report on Form 10-K. Notwithstanding such incorporation, the Compensation Committee Report shall be deemed furnished in the annual report on Form 10-K and other information in the 2008 definitive proxy statement that is not required to be included in Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

PART I
Forward- Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, income, and relationship with employees, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to potential delisting from the American Stock Exchange, future ability to meet financial covenants under the Company’s loan agreement, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, failure to maintain an effective system of internal controls, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
All references to “we,” “our,” “us,” “the Company,” or “Halifax” refer, on a consolidated basis to Halifax Corporation of Virginia unless otherwise indicated.
Item 1. Business
Our Business
Halifax Corporation of Virginia, headquartered in Alexandria, Virginia, provides a comprehensive range of enterprise logistic, maintenance services and solutions to a broad base of clients throughout the United States. We provide 7x24x365 technology solutions that can meet stringent enterprise service requirements. We are a nation-wide, high-availability, multi-vendor enterprise maintenance services and solutions provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. For more than 39 years, we have been known for quality and reliability in service delivery to our customers.
On July 1, 2008, we entered into a Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation. The Loan Agreement replaced our Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. As of July 1, 2008, we were eligible to borrow up to $4,000,000. We used approximately $2,503,000 to pay off the amount outstanding under the Old Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” for expanded disclosure of our Loan Agreement.

On March 17, 2008, we received a letter from the American Stock Exchange, dated March 14, 2008, which indicated that we do not meet certain of the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, we are not in compliance with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity is less than $4.0 million and we have had losses from continuing operations and/or a net loss in three out of four of its most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the American Stock Exchange and on April 14, 2008, presented our plan to the American Stock Exchange. On May 15, 2008, the American Stock Exchange notified us that it had accepted our plan of compliance and granted us an extension until September 14, 2009 to regain compliance with the continued listing standards. We will be subject to periodic review by the American Stock Exchange Staff during the extension period. Failure to make progress consistent with the plan or failure to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the American Stock Exchange.
Our primary offices include locations in:
•	Alexandria, Virginia;

•	Harrisburg, Pennsylvania;

•	Richmond, Virginia;

•	Charleston, South Carolina;

•	Seattle, Washington; and

•	Ft. Worth, Texas.
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
Our strategy is to build our position as an innovative leader in the high availability enterprise logistics and maintenance solutions marketplace. We currently have the following key business focuses:
•	High Availability Enterprise Maintenance Services- 7 days a week, 24 hours a day, 365 days a year, multi-vendor support for nationwide customers with demanding service level requirements.
•	Enterprise Logistics Solutions — logistics and supply chain solutions; from front-office customer interaction to back-office reverse logistics.
•	Technology Deployment and Integration Services- nationwide deployment and integration support services.
High Availability Enterprise Maintenance Services
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
We provide our enterprise maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 7x24x365 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports our high availability enterprise maintenance clients. Halifax is an authorized service provider for many major manufacturers, including International Business Machines (IBM), Hewlett Packard, Dell, Gateway and Lexmark.

Halifax works closely with each client to develop and implement the service program needed to achieve its business objectives. We draw from a wide range of services expertise and an established corporate technology base to deliver customized, results-driven enterprise maintenance solutions.
Enterprise Logistics Solutions
Halifax delivers enterprise logistics and supply chain solutions; from front-office customer interaction to back-office reverse logistics. We deliver comprehensive, fully integrated services including end-to-end customer support and fulfillment, critical inventory optimization and management, web-based customized reporting, onsite repair services, as well as depot repair and warranty management.
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
We believe our seat management services provide numerous tangible benefits that can have an immediate impact on an organization. These benefits include the ability to:
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
Types of Customers
The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion):

	Years Ended March 31,
(Amounts in thousands)	2008		2007
State/Municipal Government	$5,275	12%	$8,349	17%

Commercial	38,041	87%	41,260	81%

Federal Government	557	1%	1,086	2%

Total	$43,873	100%	$50,695	100%

We intend to continue to work toward expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. We believe state/municipal government contracts may increase as a result of privatization opportunities.

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
For the two years ended March 31, 2008 and 2007, approximately 90%, of our revenues received were from fixed unit-price revenues contracts.
We are sensitive to the present climate in the government with respect to fraud, waste and abuse, and have adopted a Code of Business Ethics and Standards of Conduct and associated procedures. In addition, all employees receive training in business ethics and associated procedures, and a hotline has been established to encourage reporting of potential ethical violations.
We have a number of major customers. Our largest customer, IBM, accounted for 31% and 29% of our revenues for the fiscal years ended March 31, 2008 and 2007. Including IBM, our five largest customers collectively accounted for 60% of revenues for the fiscal years ended March 31, 2008 and 2007. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results.
Backlog
Our funded backlog for services was $42.7 million and $69.0 million at March 31, 2008 and 2007, respectively. Of the $42.7 million of backlog at March 31, 2008, approximately 50% of our backlog is expected to be recognized during fiscal year 2009. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.
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
Personnel
On March 31, 2008, we had 408 employees, of whom 75 were part-time and 19 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. Management believes that the future growth and our success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.
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
If we fail to meet our financial and other covenants under our loan agreement with Textron Financial Corporation, absent a waiver, we will be in default of the loan agreement and Textron Financial Corporation can take actions that would adversely affect our business.
There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether Textron Financial Corporation will grant waivers for our non-compliance. If there is an event of default by us under the loan agreement, Textron Financial Corporation has the option to, among other things, accelerate any and all of our obligations under the loan agreement, take possession of all of our assets securing the loan agreement, or obtain the appointment of a receiver, trustee or similar official over us to effect all of the transactions contemplated by or otherwise necessary to perform the loan agreement and any of these actions would have a material adverse effect on our business, financial condition and results of operations. Additionally, if an event of default has occurred and while the event of default continues, our interest rate will be significantly increased which could adversely affect our financial condition.
We experienced losses from continuing operations in the past four fiscal years, and continued losses may negatively impact our financial position and value of our common stock.
We incurred a loss from continuing operations in the past four fiscal years. We incurred a loss from continuing operations of $2.5 million and $2.4 million in fiscal years 2008 and 2007, respectively.
The primary reasons for the loss from continuing operations in fiscal 2008 were an accounting charge for inventory obsolescence ($1.2 million), costs associated with the settlement of litigation ($411,000), costs incurred due to the abandonment of an acquisition opportunity and the loss of a large enterprise maintenance contract with an aeronautical company. As we focus on our core business, there are no assurances that our cost containment efforts will be successful in curbing expenses or that we will be able to accurately estimate start-up costs and expenses associated with new contracts. If we incur expenses at a greater pace than our revenues, we could incur additional losses. If we continue to experience losses, our financial position could be negatively impacted and the value of our common stock may decline.

The loss from continuing operations incurred in fiscal year 2007 was due to the selling our secure network services business, which resulted in the loss of sufficient gross margin to cover the fixed cost of the remaining business in those years.
Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.
We have a number of major customers. Our largest customer, IBM, accounted for 31%, and 29% of our revenues for the fiscal years ended March 31, 2008 and 2007, respectively. Including IBM, our five largest customers collectively accounted for 60% of revenues for the fiscal years ended March 31, 2008 and 2007, respectively. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results of operations.
If we experience a decline in cash flow or are unable to maintain compliance with the covenants and representations contained in our loan agreement, our ability to operate could be adversely affected.
If either cash flow from operations declines or borrowings under our loan agreement are insufficient to meet our needs, our ability to operate could be adversely affected. In addition, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Additional funds, if needed, to help fund start-up costs related to a major new contract may not be available. We view our new loan agreement with Textron Financial Corporation as a critical source of available liquidity. This loan agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We were not in compliance with the terms of our old revolving credit facility with Provident Bank at March 31, 2008. We requested and obtained a waiver from Provident Bank for the non-compliance with the financial covenants as of March 31, 2008. There is no assurance that we will be in compliance with the conditions, covenants and representations contained in the loan agreement or that the Textron Financial Corporation will grant waivers for future non-compliance, if any.
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
Unfavorable economic conditions, increases in reserves for inventory obsolescence, the charges for litigation settlement, transaction expenses and the loss of a large enterprise maintenance contract have adversely affected our results of operations and led to a decline in our growth rates. Our business was also negatively affected by the economic slowdown and reductions in spending by our customers in 2008 and 2007. The rate at which the portions of our industry improve is critical to our overall performance.
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
For the fiscal ended March 31, 2008, revenues decreased to $43.9 million from $50.7 million in fiscal year ended March 31, 2007. Gross margin was $3.7 million and $4.4 million for fiscal years 2008 and 2007, respectively. If we are unable to generate sufficient new business, we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.
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
We are exposed to changes in interest rates, primarily as a result of using borrowed funds to finance our business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition. A one percent change in our interest rates would impact out interest expense by approximately $40,000.
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
Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.
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
We have taken, and continue to take, cost reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions may in turn expose us to additional service delivery risks and have an adverse impact on our sales and profitability. We have been reducing costs and streamlining our business process throughout our organization. We have reduced our physical facilities, reduced our employee population, improved our repair facilities, and reduced other costs. The impact of these cost-reduction actions on our revenues and profitability may be influenced by factors including, but not limited to:

•	our ability to complete these on-going efforts,

•	our ability to generate the level of savings we expect and/or that are necessary to enable us to effectively compete,

•	decrease in employee personnel,

•	ability to generate sufficient revenue and or reduce operating expenses to offset the contribution margins from aeronautical company that was terminated on November 30, 2007, and

•	the performance of other parties under arrangements on which we rely to support parts or components.
If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results, comply with the reporting requirements under the Exchange Act or prevent fraud. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business, the trading price of our common stock, our ability to retain our current customers or obtain new customers and we could be subject to regulatory scrutiny.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with our annual report on Form 10-K for the fiscal year ended March 31, 2008, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending March 31, 2010, the registered public accounting firm’s attestation report on our internal control over financial reporting. As of March 31, 2008, we completed the evaluation of the effectiveness of our internal controls over financial reporting. This evaluation was based upon the framework in “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation including an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of March 31, 2008 there were two material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected. As previously reported in the Company’s Annual Report on Form 10-K, as of March 31, 2007, we noted a material weakness at March 31, 2008 related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters.
In addition, at March 31, 2008, we have one individual that has dual responsibility for financial statements as well as for the Company’s Information Systems. As a result the Company lacks the appropriate level of separation of duties as that individual has the ability to update and modify these information systems.
Such material weaknesses were identified, and because management considers its internal controls over financial reporting and controls over the separation of duties to prevent inappropriate activity to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective as of March 31, 2008 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have received a deficiency notice from the American Stock Exchange, or AMEX, and if we are unable to satisfy AMEX that we will regain compliance with its continued listing criteria, our common stock may be delisted from AMEX, which could adversely affect investor perception and may result in institutional and other investors refraining from purchasing our common stock which would adversely affect your ability and our ability to sell our common stock.
We have received a deficiency letter from AMEX, dated March 17, 2008, advising us that, we do not meet certain of the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, we are not in compliance with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity is less than $4.0 million and we have had losses from continuing operations and/or a net loss in three out of four of its most recent fiscal years.
In order to maintain our current listing, we submitted a compliance plan on April 14, 2008 advising of the actions we planned to take to regain compliance with AMEX’s continued listing standards. This plan was approved by AMEX on Mary 15, 2008, and AMEX granted us a conditional trading extension until September 14, 2009 to regain compliance with their continued listing standards.
We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from AMEX.
In the event our common stock is delisted from AMEX, we would apply to have our common stock listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our common stock if they are not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on an exchange. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our common stock were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.
Additionally, if we are delisted from AMEX, and the price of our common stock does not increase significantly, our common stock would be a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.
We do not expect to pay dividends on our common stock.
We have not declared or paid any dividends on our common stock during fiscal 2008 or fiscal 2007 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our loan agreement currently prohibits the payment of dividends.

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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
As of March 31, 2008, we had obligations under 16 short-term facility leases associated with our operations. Total rent expense under existing leases was $1.2 million, and $1.1 million for the years ended March 31, 2008 and 2007, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding our properties. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Trenton, NJ; Charleston, SC; Ft. Worth, TX, and Seattle, WA.
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

Item 4A Executive Officers of the Registrant
The key executive officers of the Company, who are not also directors, other than Mr. McNew, are:
Charles L. McNew, age fifty-six, is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining us, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and then Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in accounting from Penn State.
Joseph Sciacca, age fifty-five, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to us prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm. Mr. Sciacca has a Masters Degree in Taxation from American University and a Bachelor of Science Degree in Business Administration from Georgetown University.
Hugh Foley, age fifty-six, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for our seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined us in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining us, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne. Mr. Foley has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in Business Administration from Villanova University.
Douglas H. Reece, age thirty-eight, is our Vice President of Sales. Mr. Reece has been with us since November 2001 as Director of Sales and Marketing, and was promoted to Vice President of Sales on April 3, 2006. From October 1999 through November 2001, Mr. Reece worked for Veritas Corporation, a software company, and from August 1999 through September 1999, he was employed by Ernst & Young, LLP where he held various service, sales and operating positions. Mr. Reece has a Master Degree in International Transactions from George Mason University and a Bachelor of Arts in Political Science Degree from West Virginia University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.24, is listed on the American Stock Exchange under the symbol “HX”.
At June 25, 2008, there were approximately 244 holders of record of our common stock as reported by our transfer agent and approximately 377 beneficial holders.
The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2008		Fiscal Year 2007
Fiscal Quarter	High	Low	High	Low
April — June	$3.64	$2.56	$3.25	$2.39
July — Sept.	3.05	1.53	3.00	2.30
Oct. — Dec.	3.50	1.55	3.05	2.25
Jan. — March	2.80	1.00	3.30	2.50
On June 25, 2008, the closing price of our common stock on the American Stock Exchange was $.75.
We did not declare a cash dividend in either fiscal year 2008 or 2007, and there is no assurance we will do so in future periods. Our loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the bank. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings for use in the operation of our business and do not anticipate paying any cash dividend in the future.
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this form 10-K for disclosure regarding our equity compensation plan information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a nationwide enterprise logistics and, high availability, multi-vendor enterprise maintenance service and solutions provider for enterprises, including business, global services providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years. After selling the operational outsourcing division in 2001, we began the shift of our business to a predominantly services model. In September 2004, we completed the acquisition of AlphaNational Technology Services, Inc. and in August 2003, we completed the acquisition of Microserv, Inc. These acquisitions significantly expanded our geographic base, strengthened our nationwide service delivery capabilities, bolstered management depth, and added several prestigious customers. We have broadened our service delivery model to include enterprise logistics and supply chain solutions; from front-office customer interaction to back-office reverse logistics.
On June 30, 2005, we sold our secure network services business. We undertook this sale to leverage the valuations in federal government properties and to enable us to focus our resources and management on our core business of high availability maintenance services and technology deployment and integration services.
We offer a growing list of services to businesses, global service providers, governmental agencies and other organizations. Our services are customized to meet each customer’s needs providing logistics, reverse logistics, and 7x24x365field service, personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexible services we offer to our customers enable us to tailor solutions to obtain maximum efficiencies within their budgeting constraints.

We incurred a loss for year ended March 31, 2008, primarily as a result of the loss of a large enterprise maintenance contract with an aeronautic company, a charge to increase our reserve for obsolete inventory, settlement of litigation and a charge for fees related a acquisition transaction that failed to close. The increase in the reserve for obsolete inventory resulted from changes in the mix of the equipment that we support, as a result of technology upgrades by our customers.
On July 1, 2008, we entered into a Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation. The Loan Agreement replaced our Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. As of July 1, 2008, 2008, we were eligible to borrow up to $4,000,000. We used approximately$2,503,000 to pay off the amount outstanding under the Old Credit Facility. See -Liquidity and Capital Resources” for expanded disclosure of our Loan Agreement.]
On March 17, 2008, we received a letter from the American Stock Exchange, dated March 14, 2008, which indicated that we do not meet certain of the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, we are not in compliance with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity is less than $4.0 million and we have had losses from continuing operations and/or a net loss in three out of four of its most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the American Stock Exchange and on April 14, 2008, presented our plan to the American Stock Exchange. On May 15, 2008, the American Stock Exchange notified us that it had accepted our plan of compliance and granted us an extension until September 14, 2009 to regain compliance with the continued listing standards. We will be subject to periodic review by the American Stock Exchange Staff during the extension period. Failure to make progress consistent with the plan or failure to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the American Stock Exchange.
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
Our goal is to return to and maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our growing customer base. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
Our future operating results may be affected by a number of factors including our ability to meet financial covenants under our loan agreement, our ability to maintain an effective system of internal controls, uncertainties relative to national economic conditions and terrorism, especially as they affect interest rates, industry factors and our ability to successfully increase our sales of services, accurately estimate costs when bidding on a contract, and effectively manage expenses.

We plan to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. During the year ended March 31, 2008, our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue.
The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2008 and 2007 operating results reflect the impact of this challenging environment. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. It has been our experience that longevity and quality of service may have little influence in the customer decision making process.
Restatements
On January 18, 2007, management determined that a restatement of its annual report filed on Form 10-K for the year ended March 31, 2006 was necessary due to the correction of an error. As we previously disclosed in Note 2 of our consolidated financial statements included with our Form 10-Q for the period ended September 30, 2006, we identified an inconsistency in our original reporting of the sale of our Secure Network Services (SNS) business. In applying the guidance contained in paragraph 39 of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, in recording the gain on the sale related to this transaction, goodwill should have been allocated to the Company’s basis in the SNS division based on its relative fair value. The effect of this adjustment was to reduce the loss from operations from approximately $4.7 million to $1.5 million for the year ended March 31, 2006, as there would not have been an impairment of goodwill, with an offsetting reduction of the related gain on sale from approximately $5.7 million to $2.5 million. Net income as reported for the year or for any of the quarters during the year ended March 31, 2006 did not change as a result of these adjustments.
The amended annual report on Form 10K was filed on July 30, 2007.
During an interim review of our records, management determined that a deferred tax liability should have been recorded related to the amortizable intangibles acquired through stock purchases of Microserv and AlphaNational during fiscal years ended March 31, 2004 and 2005, respectively.
The deferred tax liability would have approximated $621,000 at inception. If the deferred tax liability had been recorded, there would have been a corresponding increase to goodwill for the same amount. In subsequent years the deferred tax liability would have been reduced over the same period as the amortization of the related intangibles, as summarized below:

	Fiscal year ended		Remaining Deferred
(Amounts in thousands)	March 31,	Tax Benefit	Tax Liability
	2004	$29	$592
	2005	88	504
	2006	124	380
	2007	105	275
In connection with the sale of our SNS business on December 31, 2005, we performed a goodwill impairment analysis as of that date. The goodwill impairment analysis determined the fair value of goodwill to be $2.9 million, the carrying value of goodwill on that date. Therefore, any goodwill resulting from the correction of this error would have been impaired as of December 31, 2005, and has been reflected as such in the restated numbers.

As a result of correcting the error, net income for fiscal year ended March 31, 2006 was reduced $497,000, which is comprised of a goodwill impairment charge of $621,000, offset by a reduction of income tax expense of $124,000. Fiscal year 2006 net income as reported was $1.5 million and as restated is $1.0 million. Retained earnings as of March 31, 2006 has been decreased by $380,000, which reflects the reduction of net income in fiscal year 2006 of $497,000, offset by an increase in retained earnings as of March 31, 2005 of $117,000 as a result of the correction of this error. The balance sheet as reported as of March 31, 2007 did not change as a result of the correction of this error.
In connection with the preparation of our income tax provision for the year ended March 31, 2007, we determined that it was not more likely than not that our deferred tax assets would be recoverable, and as such, provided for a full valuation allowance. As a result of the error discussed above, our deferred tax asset was overstated at March 31, 2007 by $380,000. Therefore, the impact of the correction of this error on the statement of operations for the fiscal year ended March 31, 2007 was a reduction in income tax expense and net loss for the year of approximately $380,000. After correction of this error, the reported loss for 2007 was restated from $2.8 million to $2.4 million.
The table below details the impact of the restatement on the consolidated balance sheet and statement of operations for fiscal 2007.

	As	As
	reported	restated	Change
Total assets	$23,837	$23,837	$—
Stockholders’ equity	5,203	5,203	—
Revenue	50,695	50,695	—
Income tax expense (benefit)	2,149	1,769	380

Net income (Loss)	$(2,790)	$(2,410)	$380

Earnings (loss) per share — basic and diluted	$(.88)	$(.76)	$(.12)

Consolidated Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Consolidated Results of Operations for the fiscal years ended March 31, 2008 and 2007and financial condition at March 31, 2008 and 2007. We operate as a single business segment, whereby we provide high availability maintenance services, and technology deployment and integration for commercial and governmental clients.

	Years ended March 31
	(Amounts in thousands except share data)
		Restated
Results of Operations	2008	2007	Change	%
Revenues	$43,873	$50,695	(6,822)	-13%
Costs of services	40,259	46,268	(6,009)	-13%

Percent of revenues	92%	91%
Gross Margin	3,614	4,427	(813)	-18%
Percent of revenues	2%	9%
Selling	904	1,041	(137)	-13%
Percent of revenues	2%	2%
General and administrative	3,690	3,386	304	9%
Percent of revenues	8%	7%
Acquisition costs	458	—	—	N/M
Settlement costs	410	—	—	N/M
Total operating expenses	5,462	4,427	1,035	23%

Percent of Revenues	12%	9%
Operating income (loss)	(1,848)	—	(1,848)	N/M
Percent of revenues	-2%	0%
Interest expense	654	673	(19)	-3%
Other income	(31)	(32)	(1)	N/M

Loss before taxes	(2,471)	(641)	(1,830)	285%
Income tax expense (benefit)	(18)	1,769	(1,787)	-101%

Net (loss) income	(2,453)	$(2,410)	43	2%

Earnings (loss) per share — basic and diluted	$(.77)	$(.76)

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

The components of revenues are as follows:

	March 31,
(Amounts in thousands)	2008	2007	Change	%
Revenues:

Services	$41,534	$48,172	(6,638)	-14%

Product held for resale	2,339	2,523	(184)	-7%

Total revenues	$43,873	$50,695	(6,822)	-13%

For fiscal year 2008, total revenues decreased 13%, or $6.8 million, to $43.9 million compared to $50.7 million in fiscal year 2007. The decrease in revenues in 2008 was attributable to the termination of certain large nation-wide enterprise maintenance contracts including the loss of a large aeronautic manufacturing customer. Product held for resale decreased by $184,000, or 7%, during fiscal year 2008 to $2.3 million compared to $2.5 million in 2007. The decrease in product held for resale in fiscal year 2008 was due to the non recurrence of some large one-time orders in fiscal 2007.
Operating costs and expenses
Included within operating costs and expenses are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. Although operating costs decreased in fiscal year 2008, these costs did not decrease at the same rate as the decrease in revenues. Included in these costs were severance costs associated with reductions in force and charges for obsolete inventory. We anticipate that the direct costs to support our service offerings will continue to increase as a result of the impact of inflation and energy costs as well as costs incurred as we continue to support new and expanded service offerings.
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
Operating costs and expenses consists of the following components:

	March 31
(Amounts in thousands)	2008	2007	Change	%
Services delivery and support	$32,472	$38,445	(5,973)	-16%

Product held for resale	2,148	2,309	(161)	-7%

Total direct costs	34,620	40,754	(6,134)	-15%

Indirect costs	5,639	5,514	125	2%

Operating costs and expenses	$40,259	$46,268	(6,009)	-13%

During fiscal year 2008, operating costs and expenses decreased $6.0 million, or 13%, from $46.3 million in fiscal year 2007 to $40.3 million in fiscal year 2008. The decrease in operating costs were a result of decreased revenues. The decrease in direct costs was due to decreases in salaries and overtime, reductions in force and wage reductions. During fiscal year 2008, our cost of services delivery and support decreased by $5.9 million from $38.4 million during fiscal year 2007 to $32.5 million in fiscal year 2008.
During fiscal years 2008 and 2007, we continued to see pressure on maintaining our gross margins on product held for resale due to the competitively priced product market experienced during these periods. For fiscal year 2008, product held for resale decreased 7% or $161,000, from $2.3 million in fiscal year 2007 to $2.2 million in fiscal year 2008, as a result of lower revenues.
Indirect costs include costs related to operating our call center, logistics, dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs increased 2%, or $125,000, to $5.6 million in fiscal year 2008 from $5.5 million in fiscal year 2007 due to costs incurred in reducing facilities costs and a charge for inventory obsolescence of excess inventory as a result of contracts that were terminated.
Gross Margin
For fiscal year 2008, gross margins were $3.6 million, or 2% compared to $4.4 million, or 9% in fiscal year 2007, a decrease of $813,000 or 18%. As discussed above, the principal reasons for the reduction in gross margins were the loss of several large contracts, an increase in the reserve for obsolete inventory, severance costs incurred after the loss of these contracts and costs incurred in reducing our facilities.
We continue to work to increase revenues, continue in our cost reduction efforts and deploy technology to gain operating efficiencies in order to remain competitive. We are minimizing the parts risk associated with our current model which, over time we believe will reduce the risk of obsolete inventory. We expect that the continued shift from product held for resale towards long-term service contracts will have a positive effect on our gross margins over the long term, and such margins will improve as we continue to increase our enterprise maintenance logistics and maintenance solutions base.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales. Selling and marketing expenses decreased $137,000, or 13%, during fiscal year 2008 to$904,000 from $1.0 million in fiscal year 2007. The primary reason for the decrease in selling and marketing costs was decreases in personnel costs and commissions and curtailed marketing efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive, accounting, contract administration, professional services, such as legal and audit, business insurance, occupancy and other costs.
During fiscal year 2008, general and administrative expenses increased $304,000, or 9%, from $3.4 million in fiscal year 2007 to $3.7 million. This increase was a result of increased professional fees associated with complying with Sarbanes-Oxley, increases in occupancy costs due to increased energy costs and increased bank fees as a result of our non-compliance with the financial covenants in our loan agreement.
In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with complying with new Securities and Exchange Commission regulations and the American Stock Exchange requirements may increase general and administrative expenses which has had a negative impact on our earnings in fiscal year 2008 and future periods.
Operating Loss
During fiscal year 2008, we incurred an operating loss of $1.8 million compared to no operating income for fiscal year 2007. The loss in fiscal year 2008 was primarily as a result of the loss of a large enterprise maintenance contract with an aeronautic company, a charge to increase our reserve for obsolete inventory, settlement of litigation and a charge for fees related a acquisition transaction that failed to close. The increase in the reserve for obsolete inventory resulted from changes in the mix of the equipment that we support, as a result of technology upgrades by our customers.

Interest Expense
During fiscal year 2008, interest expense decreased 3%, from $673,000 in fiscal year 2008 to $654,000 in fiscal year 2007 primarily due to lower borrowing on our credit facilities.
Income Tax Expense (Benefit)
During fiscal year 2008, we recorded a tax benefit of $18,000, representing federal and state tax refunds in excess of minimum state taxes due of approximately $15,000. During fiscal year 2007, we recorded an income tax expense of $1.8 million, primarily as a result of recording a 100% valuation reserve against our deferred tax assets.
Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets.
Litigation settlement and acquisition costs
In order to avoid the costs of protracted litigation, on February 4, 2008, we settled the outstanding law suit with Indus Corporation. We incurred a charge for $410,000 to operations during fiscal year 2008. Note 15 to the consolidated financial statements contains a description of the Indus lawsuit.
In early fiscal 2008, we identified a potential acquisition opportunity, coupled with an equity investment, which would have increased our size to better enable us to compete in the enterprise maintenance market. Due to changes in the market and valuation issues, we determined not to pursue this target and the acquisition effort was abandoned. As a result we recorded a charge to operations of $458,000 for transaction related costs.
Net Loss
For fiscal year 2008, we reported a net loss of $2.5 million, or $(.77) per share. As discussed above, the loss was attributable to reduced margins as a result of losses in revenue and increases in our reserve for obsolete inventory and operating costs.
We reported net loss of $2.4 million, or $(.76) per share in fiscal year 2007. As discussed previously, the loss was principally the result of a loss on an equipment roll out project in the fourth quarter, a charge to increase our reserve for inventory obsolescence, and a charge to record a 100% valuation reserve on our deferred tax asset.
Depreciation and Amortization
Depreciation and amortization was $887,000 and $981,000 for the fiscal years 2008 and 2007, respectively. During fiscal year 2008, depreciation and amortization decreased approximately $94,000 compared to 2007. The decrease in depreciation expense was due to certain assets becoming fully depreciated, price decreases in new equipment resulting in lower expense, and reductions in amortization expense. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.
Liquidity and Capital Resources
As of March 31, 2008, we had approximately $232,000 of cash on hand. Sources of our cash in fiscal 2008 have been from cash generated from operations and from our loan agreement with Provident Bank.
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction.
We anticipate that our primary sources of liquidity in fiscal 2009 will be cash generated from operating income and cash available under our new loan agreement with Textron Financial Corporation (see below).
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
On July 1, 2008, we entered into the Loan Agreement, with Textron Financial Corporation, referred to as the lender. The Loan Agreement replaced our Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. We believe that our available funds, together with our new loan agreement, will be adequate to satisfy our current and planned operations for at least through fiscal year 2009.
The table below reflects our liquidity and capital resources.

Liquidity and Capital Resources (Amounts in thousands)	2008	2007
Cash balance at March 31	$232	$1,078

Working (deficit) capital at March 31	$(511)	$1,271

Net cash provided by operating activities	$1,781	$419

Net cash provided by (used in) investment activities	$295	$(525)

Net cash (used in) provided by financing activities	$(2,922)	$784

At March 31, 2008, we had a working capital deficit of $(511,000) compared to working capital of $1.3 million at March 31, 2007. The current ratio was .97 at March 31, 2008 compared to 1.07 at March 31, 2007.
Capital expenditures in fiscal year 2008 were $378,000 and in fiscal year 2007 were $477,000. We anticipate fiscal year 2009 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $475,000 annually. A summary of future minimum lease payments is set forth below and in Note 13 to the consolidated financial statements.
Under our Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007(as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008,and the Third Amendment and Waiver dated April 30, 2008), referred to as the Old Credit Facility, related to the terms of the line of credit and auxiliary revolver facility provided by the Provident Bank, referred to as the Bank, we were required to pay all amounts outstanding under the line of credit on June 30, 2008.
As of March 31, 2008, $4.4 million was outstanding. As of April 30, 2008, we paid the remaining balance of $60,000 due under the auxiliary revolver facility.
Amounts outstanding under the Old Credit Facility bore interest at Provident Bank’s prime rate plus one percent and amounts outstanding under the auxiliary revolver facility bore interest at Provident Bank’s prime rate plus two percent. We also were to pay an unused commitment fee on the difference between the maximum amount we were able to borrow and the amount advanced, determined by the average daily amount outstanding during the period. The difference was multiplied by one-quarter percent (0.25%). This amount was payable on the last day of each quarter until the Old Credit Facility has been terminated. Additionally, we paid a fee of $1,000 per month. Advances under the Old Credit Facility were collateralized by a first priority security interest on all of the Company’s assets as defined in the Old Credit Facility.
On July 1, 2008, we entered into a new Loan Agreement. The Loan Agreement replaced the Old Credit Facility which terminated on June 30, 2008.

The Loan Agreement has a term of three years (this three year term is referred to as the initial term) and will automatically renew after the completion of the initial term for additional one year terms unless terminated by the lender or us. We may terminate the Loan Agreement by giving written notice of termination to the Lender at least 90 days prior to the end of the relevant term. The Lender may terminate the Loan Agreement at the expiration of the initial term or any renewal term by giving written notice of termination at least 60 days prior to the effective date of the termination and at any time during the existence of an event of default. We may terminate the Loan Agreement early upon payment in full of the principal amount outstanding and any other obligations we owe to the Lender provided that we pay an early termination fee of 2% of the credit limit if we terminate the Loan Agreement within the first year of the Loan Agreement (if termination is caused by a change in control, the percentage will be reduced to 1%) and such termination fee is reduced to 1% of the credit limit if terminated after the first year of the Loan Agreement. The lender is also entitled to the early termination fee upon an occurrence of an event of default relating to our becoming insolvent or bankrupt, even if the lender does not exercise its right of termination.
Under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. The lender may establish reserves against the amount we may borrow as it determines in its sole discretion are necessary to reflect events, conditions, contingencies or risks which may affect the collateral securing the revolving credit facility or our financial condition. The lender may also reduce the eligible accounts advance rate to a lesser amount the lender determine in its sole credit discretion if our borrower’s dilution at any time exceeds the maximum dilution percentage. The eligible accounts advance rate, eligible pre-billed accounts, eligible pre-billed accounts sublimit, eligible accounts, collateral, dilution and maximum dilution are defined in the Loan Agreement. Advances under the Loan Agreement are collateralized by a first priority security interest on all of our personal property as set forth in the Loan Agreement. Each of Halifax Engineering, Inc., Halifax Realty, Inc. and Halifax Alphanational Acquisition, Inc. are guarantors under the Loan Agreement. Additionally, Charles McNew and Joseph Sciacca have limited personal guarantees under the Loan Agreement. As of July 1, 2008, we were eligible to borrow up to $4,000,000. We used $2,503,000 to pay off the amount outstanding under the Old Credit Facility.
Interest accrues on the outstanding balance at a variable rate, adjusted daily, equal to prime plus 2.75%. The prime rate generally means the greater of (a) 5% or (b) the prime commercial rate of interest per annum as announced from time to time on-line by the Wall Street Journal. All interest accrued on the outstanding principal balance will be calculated on the basis of a year of 360 days and the actual number of days elapsed in each month. Upon an event of default, the interest rate on the unpaid balance will immediately be increased by 3%. We must pay accrued interest monthly, in arrears. Accrued interest and fees will be added to the unpaid principal amount on the day such amounts are due, unless the lender elects to invoice us for such amounts. At June 30, 2008, the interest rate was 7.75%.
We are required to pay to the lender a monthly servicing fee of $2,500. We are also required to pay a credit facility fee in the amount of 1.0% of the credit limit, which was due on the effective date of the Loan Agreement and 0.5% on each anniversary of the effective date of the Loan Agreement. We will also be required to pay a field examination fee for each fee examination performed by the lender.
We must pay to the lender all cash receipts received by us. Following credit for collected funds, the lender has 3 business days as float days for which it may not apply such funds against the principal outstanding. The lender is entitled to charge us for the float days at the interest rate on all collections received. We must maintain a lock-box for collection of accounts at a bank designated by the lender. The lender may charge our accounts or advance funds under the revolving credit facility to make any payments of principal, interest, fees, costs or expenses required to be made by us under the Loan Agreement.
Events of default, include, but are not limited to: (i) our failure to make a payment on any obligation of borrowed money or other indebtedness or observe a convent which results in the payment of such obligation to be due before its stated maturity, (ii) the lender determining that an adverse change has occurred in our financial condition or business prospects or the prospect for payment or performance of any covenant, agreement or obligation under the Loan Agreement is impaired, (iii) bankruptcy, reorganization or insolvency proceedings are instituted by or against us, (iv) a settlement, judgment or order for the payment of money by us in excess of $100,000, (v) any loss, theft, damage or destruction of any item or items of collateral or our other property which materially and adversely affects the property, business, operations, prospects, or condition of us, (vi) an overadvance arises which was not approved by lender, and (vii) we move any collateral to, or stores or maintains any collateral at, any location other than as stated in the Loan Agreement.

The Loan Agreement provides that upon the occurrence of an event of default, the lender may, without notice, (i) discontinue making any further advances under the revolving credit facility, (ii) terminate the Loan Agreement, (iii)declare all our obligations under the Loan Agreement, including principal amount outstanding and accrued interest, to be immediately due and payable, (iv) take possession of all or any portion of the collateral, (v) use, without charge, any of our patents, copyrights, trade names, trade secrets, trademarks, advertising materials or any license therefore or any property of a similar nature, in advertising for sale and selling any of the collateral, (vi) renew, modify or extend any account, grant waivers or indulgences with respect to any account, accept partial payments on any account, release, surrender or substitute any security for payment of any account or compromise with, or release, any person liable on any account in such a manner as lender may, in its sole discretion deem advisable, all without affecting or diminishing our obligations; and (vii) obtain the appointment of a receiver, trustee, or similar official over us to effect all of the transactions contemplated by the Loan Agreement or as is otherwise necessary to perform the Loan Agreement. Additionally, the Loan Agreement provides that upon the occurrence of an event of default, the lender may, with notice, sell or otherwise dispose of all or any portion of the collateral at public or private sale for cash or credit.
The Loan Agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type. The Loan Agreement contains certain covenants including, but not limited to: (i) notifying the lender of any amounts due and owing in excess of $50,000 that are in dispute by any account debtor on an eligible account or eligible pre-billed account, (ii) the immediate payment of any excess amount above the credit limit plus accrued interest and other charges owed with respect to such excess amount, (iii) in the event accounts arise out of government contracts, we will assign to the lender all amounts due under government contracts, (iv) we may not make a change in management, enter into any merger or consolidation, or liquidate, wind up or dissolve , or convey, lease, sell, transfer or otherwise dispose of any substantial portion of our business or property or acquire all or substantially all of the assets or business of any other company, person or entity, (v) without lender’s prior written consent, we may not encumber the collateral in favor of any person other than lender, other than (a) the permitted prior encumbrances on equipment; or (b) liens permitted under the terms of any intercreditor agreements, (vi) without lender’s prior written consent, we may not sell, consign, lease, license or remove from our business locations any of our assets except that, so long as no event of default has occurred, we may sell inventory in the ordinary course of our business (any sale or exchange of inventory in satisfaction of our indebtedness will not be a sale of inventory in the ordinary course of business) and may sell or dispose of obsolete assets which we have determined, in good faith, not to be useful in the conduct of our business and which, in any fiscal year, do not have an aggregate fair market value in excess of the $100,000, (vii) we may not make any loan or contribute money, goods or services to any person, or borrow money or incur any indebtedness from any person, or guaranty or agree to become liable for any obligation of, any person, other than: (a) loans to our employees for reimbursable expenses incurred by such employees in the normal course of our business; (b) extensions of credit in the ordinary course of business to our customers; (c) purchase money indebtedness incurred solely for the purchase of equipment; and (d) indebtedness identified in the Loan Agreement, (viii) we may not make capital expenditures of any kind or nature, including leases of property which are required to be capitalized on our balance sheet, in an aggregate amount in excess of the $250,000 in any fiscal year, (ix) we may not declare or pay any dividend upon, make any distribution with respect to, or purchase, redeem or otherwise acquire any of our capital stock or increase, whether by election, promotion or otherwise, the aggregate salaries and other compensation paid to our officers by more than 10% in any fiscal year, (x) we may not cause, permit, or suffer, directly or indirectly a change in control (as defined in the Loan Agreement), (xi) we may not enter into or be a party to certain agreements and transactions with an interested party (as defined in the Loan Agreement) or borrower affiliate (as defined in the Loan Agreement), and (xii) we may not make any payment with respect to indebtedness that is subordinate to our obligations under the Loan Agreement except as specifically provided for in an intercreditor agreement. The Loan Agreement also contains certain financial covenants which we are required to maintain including, but not limited to, maintaining an adjusted tangible net worth that is not less than $0 and not permit our accounts receivable turnover days to exceed 75 days.
There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement. We may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the covenants or other terms of the Loan Agreement , absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are our affiliates, totaled $1.0 million in the aggregate at March 31, 2008 and at March 31, 2007. Pursuant to a subordination agreement between Textron Financial Corporation and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Textron Financial Corporation. On June 29, 2007, we amended our 8% promissory notes to extend the maturity date to July 1, 2009. All other terms and conditions on the promissory notes remain the same. During fiscal year 2008, we did not make any interest payment on our subordinated debt.

If any act of default occurs, the principal and interest due under the 8% promissory notes issued under the subordinated debt agreement will be due and payable immediately without any action on behalf of the note holders and if not cured, could trigger cross default provisions under our loan agreement with Textron Financial Corporation. If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.
Provident Bank approved, and we made payments totaling $50,000 during fiscal years 2007 for accrued interest on the subordinated debt. Interest payable to the affiliates was approximately $222,000 and $142,000 at March 31, 2008 and 2007, respectively.
Off Balance Sheet Arrangements
In connection with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.
Application of Critical Accounting Estimates
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
Inventory Valuation Reserves
We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For fiscal 2007 and 2008, our inventory reserve ranged from 12% to 25% of inventory. Based upon our historical experience, the charge shrinkage for fiscal year 2009 is estimated to be approximately $180,000, or 4.0%of inventory. A 1% change in estimate would have an impact on earnings of approximately $67,000. Due to changes in the mix of equipment that our customers use, economic uncertainties and the dramatic decreases in the cost for computing equipment, we increased our reserve for inventory obsolescence during fiscal 2008. The amount charged to expense for inventory obsolescence was approximately $1.8 million in fiscal year 2008 compared to $960,000 in fiscal year 2007.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. During fiscal year 2008 the amount we recorded as an allowance for bad debt was approximately $56,000 or 0.2% of our annual revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $50,000.
Goodwill and Other Intangible Assets
During our fiscal year ended March 31, 2003, we adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but continue to amortize other acquisition related intangible assets. During fiscal year 2008, amortization of acquisition related intangibles was $286,000, a decrease from $348,000 in fiscal year 2007. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.
Our impairment review is based on the applicable valuation methods, including the income and market approaches. We operate as a single reporting unit for financial reporting purposes. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If our revenues and cost forecasts are not achieved, we fail to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, we may incur charges for impairment of goodwill.
In December 2007, our annual assessment of goodwill and intangible assets was conducted to test for impairment, and we concluded that there was no impairment.

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
Income Taxes and Valuation Allowance
Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, including estimates of future profitability, that a 100% valuation allowance should be recorded against the deferred tax asset. Note 11 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor our historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, we would reduce the valuation allowance.
Results of Operations and Forward Looking Statements
Our other results of operations and other forward looking statements contained herein involve a number of risks and uncertainties; in particular, ability to develop new business, the ability to expand our footprint, revenues, pricing, gross margins and costs, capital spending, depreciation and amortization, and potential future impairment of goodwill. In addition to the factors discussed above, other factors that could cause actual results to differ materially include but are not limited to the following: business and economic conditions in the areas we serve, possible disruption in commercial activities related to terrorist activities, reduced end-user purchases relative to expectations, pricing pressures and excess or obsolete inventory and variations in inventory value
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning December 31, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning March 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning April 1, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for the Company beginning April 1, 2008; FSP 157-2 delays the effective date for certain items to April 1, 2009. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.
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
The information below summarizes our sensitivity to market risks as of March 31, 2008. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains a description of our debt and should be read in conjunction with the table below.

Long-term debt (including current maturities)
(Amounts in thousands)	Total Debt
Loan agreement with Provident Bank at the prime rate plus 1.0%, due June 30, 2008. The interest rate was 7.5% at March 31, 2008	$4,448

Auxiliary line of credit with Provident Bank (Interest rate of 8.5%) (Paid in full on April 30, 2008.)	60

Total variable rate debt	4,508

8% subordinated notes from affiliate due July 1, 2009	1,000

Equipment under a capital lease, 8% interest, 60 month term	120

Equipment under a capital lease, 8% interest, 24 month term	481

Total fixed rate debt	1,601

Total debt	$6,109

We conduct a limited amount of business overseas, principally in Western Europe, and in Mexico and Canada. At present, all transactions are billed and denominated in US dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Halifax Corporation of Virginia
     We have audited the accompanying consolidated balance sheet of Halifax Corporation of Virginia (the Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation of Virginia as of March 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  REZNICK GROUP, PC
Vienna, Virginia
July 15, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders

Halifax Corporation of Virginia
We have audited the accompanying consolidated balance sheet of Halifax Corporation of Virginia as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halifax Corporation of Virginia as of March 31, 2007, and the results of its operations and its cash flows for year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, the Company has restated its 2007 consolidated financial statements.
/s/ Grant Thornton LLP
McLean, Virginia
July 6, 2007 (except for Note 2, as to which the date is July 15, 2008)

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, AND 2007

	2008	2007
(Amounts in thousands except share and per share data)		Restated
Revenues	$43,873	$50,695

Operating costs and expenses	40,259	46,268

Gross margin	3,614	4,427

Selling and marketing expense	904	1,041

General and administrative expense	3,690	3,386
Acquisition costs	458	—
Settlement costs	410	—

Operating (loss) income	(1,848)	—

Interest expense	654	673
Other income	(31)	(32)

Loss before income taxes	(2,471)	(641)

Income tax (benefit) expense	(18)	1,769

Net loss	$(2,453)	$(2,410)

Net loss per share – basic and diluted	$(.77)	$(.76)

Weighted average number of common shares outstanding – Basic and diluted	3,175,206	3,175,206

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	March 31,
(Amounts in thousands except share and per share data)	2008	2007
ASSETS

CURRENT ASSETS
Cash	$232	$1,078
Restricted cash	—	673
Accounts receivable, net	10,206	11,345
Inventory, net	3,240	4,946
Prepaid expenses and other current assets	220	584

TOTAL CURRENT ASSETS	13,898	18,626

PROPERTY AND EQUIPMENT, net	1,001	1,225
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	662	947
OTHER ASSETS	111	121

TOTAL ASSETS	$18,590	$23,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,807	$3,251
Accrued expenses	2,473	3,124
Deferred maintenance revenues	4,309	3,058
Current portion of long-term debt	276	31
Bank debt	4,448	6,880
Auxiliary line of credit	60	1,000
Income taxes payable	35	11

TOTAL CURRENT LIABILITIES	14,408	17,355

SUBORDINATED DEBT – AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	325	120
DEFERRED INCOME	99	159

TOTAL LIABILITIES	15,832	18,634

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value, Authorized 6,000,000 shares, Issued 3,431,890 shares, Outstanding 3,175,206 shares	828	828
Additional paid-in capital	9,075	9,047
Accumulated deficit	(6,933)	(4,460)
Less treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	2,758	5,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,590	$23,837

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, AND 2007

	2008	2007
(Amounts in thousands)		Restated
Cash flows from operating activities:

Net loss	$(2,453)	$(2,410)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	887	981
Deferred income taxes	—	1,780
Equity based compensation	28	30
Changes in assets and liabilities:
Accounts receivable	1,139	70
Inventory	1,706	1,417
Prepaid expenses and other current assets	364	138
Other assets	10	9
Accounts payable, accrued expenses and other current liabilities	(1,095)	(760)
Deferred maintenance revenues	1,251	(457)
Deferred income	(60)	(59)
Income taxes payable	4	(320)

Net cash flow provided by operating activities	1,781	419

Cash flows from investing activities:
Purchase of property and equipment	(378)	(477)
Restricted cash	673	(48)

Net cash flow provided by (used in) investing activities	295	(525)

Cash flows from financing activities:
Proceeds from debt borrowings	41,141	36,198
Repayments of debt	(43,573)	(36,209)
(Repayments of) advances on auxiliary line of credit	(940)	1,000
Other debt	450	(37)
Retirement of acquisition debt	—	(168)

Net cash (used in) provided by financing activities	(2,922)	784

Net (decrease) increase in cash	(846)	678
Cash at beginning of year	1,078	400

Cash at end of year	$232	$1,078

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
(Amounts in thousands except share data)

	Common Stock		Additional
		Par	Paid-In	Accumulated	Treasury Stock
	Shares	Value	Capital	Deficit	Shares	Cost	Total
March 31, 2006, as reported	3,431,890	828	$9,017	$(1,670)	256,684	$(212)	$7,963

Net loss, as restated	—	—	—	(380)	—	—	—

March 31, 2006, as restated	3,431,890	828	9,017	(2,050)	256,684	(212)	7,583

Equity based compensation	—	—	30	—	—	—	30

Net loss, as restated	—	—	—	(2,410)	—	—	(2,410)

March 31, 2007	3,431,890	828	9,047	(4,460)	256,684	(212)	5,203

Equity based compensation	—	—	28	—	—	—	28

Adjustment to initially adopt FIN No. 48				(20)			(20)

Net loss	—	—	—	(2,453)	—	—	(2,453)

March 31, 2008	3,431,890	$828	$9,075	$6,933	256,684	(212)	$2,758

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRNINIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
Business Activity — Halifax Corporation of Virginia (the “Company”) is incorporated under the laws of Virginia and provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions and technology deployment and integration. The Company is headquartered in Alexandria, Virginia and has locations to support its operations located throughout the United States.
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
Inventory — Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market on the first-in first-out basis. Due to economic uncertainties and the decreases in the cost for computing equipment, the Company increased its reserve for inventory obsolescence during fiscal year 2008. The amount charged to expense for reserve for inventory obsolescence was approximately $1.8 million in fiscal year 2008, compared to $960,000 in fiscal year 2007. These inventories are recorded on the consolidated balance sheets net of allowances for inventory valuation of $1.2 million at March 31, 2008 and 2007, respectively.
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of:

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that there was no impairment of its long-lived assets at March 31, 2008 and 2007.

Goodwill and Intangible Assets — Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination. Beginning April 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually (see Note 5). Intangible assets that have finite useful lives are amortized over their useful lives.
Deferred Maintenance Revenues — Deferred maintenance revenues are derived from contracts for which customers are billed or pay in advance of services to be performed at a future date.
Revenue Recognition — Service revenues are derived from contracts with various commercial enterprises as well as from federal and state agencies. The Company recognizes service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing of these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts, are recognized upon the completion of both the delivery and installation. Product sales were $2.3 million and $2.5million with corresponding direct cost of product of $2.1 million and $2.3million for the fiscal years ended March 31, 2008 and 2007, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.
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
Stock-Based Compensation — Effective April 1, 2006 the Company adopted the fair value provisions of SFAS No. 123 (revised 2005), “Share–Based Payment” (SFAS No. 123R), using the modified–prospective transition method. Under the modified prospective transition method, compensation cost recognized in periods subsequent to March 31, 2006 includes: (i) compensation cost for all equity–based payments granted prior to, but not vested as of, April 1, 2006, and (ii) compensation cost for all equity–based payments granted subsequent to April 1, 2006, all based on the grant–date fair value, estimated in accordance with the provisions of SFAS No. 123R. Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with EITF 96–18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.
Earnings (Loss) Per Common Share — The computation of basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding when dilutive, including potential common shares from options and warrants to purchase common stock using the treasury stock method and effect of the assumed conversion of the Company’s convertible subordinated debt to dilutive common stock equivalents.
Concentration of Risk — The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.
The Company has a number of significant customers. The Company’s largest customer accounted for 31% and 29% of the Company’s revenues for the years ended March 31, 2008 and 2007, respectively. The total amounts due from this customer at March 31, 2008 and 2007 represented 27% and 32%, respectively, of accounts receivable. The Company’s five largest customers, collectively, accounted for 60% of revenues for the years ended March 31, 2008 and 2007, respectively. The total amounts due from these customers at March 31, 2008 and 2007 represented 76% and 65%, respectively, of accounts receivable. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.

Acquisition Costs
The Company capitalizes certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity, primarily investment advisory services. All internal costs associated with a business combination are expensed as incurred. As of March 31, 2007, the Company had recorded prepaid acquisition costs of approximately $152,000 on its balance sheet. During the year ended March 31, 2008, due to changes in the market and valuation issues, the Company determined not to pursue this target and the acquisition effort was abandoned. As a result, the Company recorded a charge to operations of $458,000 for transaction related costs.
Risks and Uncertainties
The Company is subject to all of the risks inherent in a company that operates in the intensely competitive enterprise maintenance services and solutions industry. These risks include, but are not limited to, competitive conditions, customer requirements, technological developments, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines.. The Company’s operating results may be materially affected by the foregoing factors.
Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value. The estimated fair value of the bank debt and auxiliary line of credit approximate their carrying value, as these instruments require interest payments at a market rate of interest. Because the $1.0 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
Segment Reporting
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
Recent Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning December 31, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 161 will have on its financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning March 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 may have on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning April 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements and or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for the Company beginning April 1, 2008; FSP 157-2 delays the effective date for certain items to April 1, 2009. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements and or results of operations.
2. RESTATEMENT
During fiscal 2008, management determined that a deferred tax liability should have been recorded related to the amortizable intangibles acquired through stock purchases of Microserv and AlphaNational during fiscal years ended March 31, 2004 and 2005, respectively.
The deferred tax liability would have approximated $621,000 at inception. If the deferred tax liability had been recorded, there would have been a corresponding increase to goodwill for the same amount. In subsequent years the deferred tax liability would have been reduced over the same period as the amortization of the related intangibles, as summarized below:

	Fiscal year ended		Remaining Deferred
(Amounts in thousands)	March 31,	Tax Benefit	Tax Liability
	2004	$30	$592
	2005	88	504
	2006	124	380
	2007	105	275
In connection with the sale of the Secure Network Services (SNS) business on December 31, 2005, the Company performed a goodwill impairment analysis as of that date. The goodwill impairment analysis determined the fair value of goodwill to be $2.9 million, the carrying value of goodwill on that date. Therefore, any goodwill resulting from the correction of this error would have been impaired as of December 31, 2005, and has been reflected as such in the restated numbers.
As a result of correcting the error, net income for fiscal year ended March 31, 2006 was reduced $497,000, which is comprised of a goodwill impairment charge of $621,000, offset by a reduction of income tax expense of $124,000. Fiscal year 2006 net income as reported was $1.5 million and as restated is $1.0 million. Accumulated deficit as of March 31, 2006 has been decreased by $380,000, which reflects the reduction of net income in fiscal year 2006 of $497,000, offset by an increase in accumulated deficit as of March 31, 2005 of $117,000 as a result of the correction of this error. The balance sheet as reported as of March 31, 2007 did not change as a result of the correction of this error.

In connection with the preparation of our income tax provision for the year ended March 31, 2007, the Company determined that it was not more likely than not that our deferred tax assets would be recoverable, and as such, provided for a full valuation allowance. As a result of the error discussed above, its deferred tax asset was overstated at March 31, 2007 by $380,000. Therefore, the impact of the correction of this error on the statement of operations for the fiscal year ended March 31, 2007 was a reduction in income tax expense and net loss for the year of $380,000. After correction of this error, the reported loss for 2007 was restated from $2.8 million to $2.4 million.
The table below details the impact of the adjustments as of and for the year ended March 31, 2007.

	As	As
	reported	restated	Change
Total assets	$23,837	$23,837	$—
Stockholders’ equity	5,203	5,203	—
Income tax expense	2,149	1,769	380

Net loss	$(2,790)	$(2,410)	$380

Net loss per share – basic and diluted	$(.88)	$(.76)	$(.12)

3. ACCOUNTS RECEIVABLE
Trade accounts receivable consist of:

	March 31,
(Amounts in thousands)	2008	2007
Amounts billed	$10,283	$10,832
Amounts unbilled	73	730

Total	10,356	11,562
Allowance for doubtful accounts	(150)	(217)

Total	$10,206	$11,345

4. PROPERTY AND EQUIPMENT
Property and equipment consists of:

	March 31,
(Amounts in thousands)	2008	2007
Machinery and equipment	$3,566	$3,196
Furniture and fixtures	235	235
Building improvements	323	315
Vehicles	162	162

Total	4,286	3,908

Accumulated depreciation	(3,285)	(2,683)

Total	$1,001	$1,225

For the years ended March 31, 2008 and 2007, depreciation expense was $ 602,000, and $633,000 , respectively. Included in machinery and equipment is equipment under a capital lease totaling approximately $682,000 and $149,000, net of accumulated amortization of $111,000 and $37,000 for March 31, 2008 and 2007, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a schedule of amortizable intangible assets as of March 31,

			2008			2007
	Estimated
	Amortization
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets
Client master contracts	60-90	$1,675	$(1,013)	$662	$1,675	$(738)	$937
Backlog	48	96	(96)	—	96	(86)	10
Subcontractor provider network	36	64	(64)	—	64	(64)	—
Non compete	24-36	109	(109)	—	109	(109)	—

		$1,944	$(1,282)	$662	$1,944	$(997)	$947

For the fiscal years ended March 31, 2008 and 2007, amortization of intangible assets was $285,000 and $348,000, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2008 as follows:

Fiscal Year ended March 31,
(Amounts in thousands):
2009	$287
2010	216
2011	125
2012	34

Total	$662

In December 2007, the Company performed its annual assessment of goodwill and intangible assets to test for impairment in accordance with SFAS No. 142, and concluded that there was no impairment.
6. DEBT

	March 31,
	(Amounts in thousands)
	2008	2007
Bank debt consists of:
Revolving credit agreement dated July 6, 2006, as amended maturing June 30, 2008 with a maximum borrowing limit of $6.0 million. Amounts available under this agreement were determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2008, $1.5 million, was available to the Company under the terms of the agreement. The facility bears interest at the bank’s prime rate plus 2%. The interest rate at March 31, 2008 and 2007 was 7.5% and 8.5%, respectively.	$4,448	$6,880

Auxiliary line of credit, bearing interest at 8.5% (paid in full on April 30, 2008)	60	1,000

Total bank debt	$4,508	$7,880

Subordinated note with an affiliate (see Note 13) dated November 2, 1998. Principal due on July 1, 2009. Interest accrues annually at 8%.	500	500

Subordinated note with an affiliate (see Note 13) dated November 5, 1998. Principal due on July 1, 2009. Interest accrues annually at 8%.	500	500

Subtotal – debt affiliated parties	1,000	1,000

Equipment under a capital lease, 8% interest, 60 month term	120	151

Equipment under a capital lease, 8% interest, 24 month term	481	—

Total debt	6,109	9,031
Less current maturities	4,784	7,911

Total long-term debt	$1,325	$1,120

On July 1, 2008, the Company entered into Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation, referred to as the lender. The Loan Agreement replaced the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008,.
The Loan Agreement has a term of three years (this three year term is referred to as the initial term) and will automatically renew after the completion of the initial term for additional one year terms unless terminated by the lender or the Company.
Under the revolving credit facility of the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. Advances under the Loan Agreement are collateralized by a first priority security interest on all of the Company’s personal property as set forth in the Loan Agreement. Each of Halifax Engineering, Inc., Halifax Realty, Inc. and Halifax Alphanational Acquisition, Inc. are guarantors under the Loan Agreement. Additionally, Charles McNew and Joseph Sciacca have limited personal guarantees under the Loan Agreement. As of July 1, 2008, the Company was eligible to borrow up to $4,000,000. Of such amount, approximately $2,503,000 was used to pay off the amount outstanding under the Old Credit Facility.
Interest accrues on the outstanding balance at a variable rate, adjusted daily, equal to the prime rate plus 2.75%. The Company must pay accrued interest monthly, in arrears. Accrued interest and fees will be added to the unpaid principal amount on the day such amounts are due, unless the lender elects to invoice us for such amounts. At June 30, 2008, the interest rate was 7.75%.

The Loan Agreement contains certain covenants including, but not limited to: (i) notifying the lender of any amounts due and owing in excess of $50,000 that are in dispute by any account debtor on an eligible account or eligible pre-billed account, (ii) the immediate payment of any excess amount above the credit limit plus accrued interest and other charges owed with respect to such excess amount, (iii) in the event accounts arise out of government contracts, the Company will assign to the lender all amounts due under government contracts, (iv) it may not make a change in management, enter into any merger or consolidation, or liquidate, wind up or dissolve , or convey, lease, sell, transfer or otherwise dispose of any substantial portion of our business or property or acquire all or substantially all of the assets or business of any other company, person or entity, (v) without lender’s prior written consent, the Company may not encumber the collateral in favor of any person other than lender, other than (a) the permitted prior encumbrances on equipment; or (b) liens permitted under the terms of any intercreditor agreements, (vi) without lender’s prior written consent, the Company may not sell, consign, lease, license or remove from its business locations any of the Company’s assets except that, so long as no event of default has occurred, the Company may sell inventory in the ordinary course of our business (any sale or exchange of inventory in satisfaction of our indebtedness will not be a sale of inventory in the ordinary course of business) and may sell or dispose of obsolete assets which it has determined, in good faith, not to be useful in the conduct of our business and which, in any fiscal year, do not have an aggregate fair market value in excess of the $100,000, (vii) it may not make any loan or contribute money, goods or services to any person, or borrow money or incur any indebtedness from any person, or guaranty or agree to become liable for any obligation of, any person, other than: (a) loans to its employees for reimbursable expenses incurred by such employees in the normal course of our business; (b) extensions of credit in the ordinary course of business to customers; (c) purchase money indebtedness incurred solely for the purchase of equipment; and (d) indebtedness identified in the Loan Agreement, (viii) the Company may not make capital expenditures of any kind or nature, including leases of property which are required to be capitalized on our balance sheet, in an aggregate amount in excess of the $250,000 in any fiscal year, (ix) it may not declare or pay any dividend upon, make any distribution with respect to, or purchase, redeem or otherwise acquire any of our capital stock or increase, whether by election, promotion or otherwise, the aggregate salaries and other compensation paid to our officers by more than 10% in any fiscal year, (x) it may not cause, permit, or suffer, directly or indirectly a change in control (as defined in the Loan Agreement), (xi) it may not enter into or be a party to certain agreements and transactions with an interested party (as defined in the Loan Agreement) or borrower affiliate (as defined in the Loan Agreement), and (xii) it may not make any payment with respect to indebtedness that is subordinate to our obligations under the Loan Agreement except as specifically provided for in an intercreditor agreement.. The Loan Agreement also contains certain financial covenants which the Company is required to maintain including, but not limited to, maintaining an adjusted tangible net worth that is not less than $0 and not permit our accounts receivable turnover days to exceed 75 days.
There can be no assurances the Company will be able to comply with the covenants or other terms contained in the Loan Agreement. It may not be successful in obtaining a waiver of non-compliance with these financial covenants. If it is unable to comply with the covenants or other terms of the Loan Agreement , absent a waiver, the Company will be in default of the Loan Agreement and the lender can take any of the actions discussed above.

Minimum future principal payments on long-term debt are as follows:
(Amounts in thousands)

Year ending
March 31,	Total
2009	$4,784
2010	1,282
2011	43

Total	$6,109

7. ACCRUED EXPENSES
Accrued expenses consist of the following:
(Amounts in thousands)

	March 31,
	2008	2007
Accrued lease payments	$1,221	$1,241
Accrued vacation	75	320
Accrued payroll	362	421
Payroll taxes accrued and withheld	180	493
Interest	249	195
Other accrued expenses	386	454

	$2,473	$3,124

8. STOCK–BASED COMPENSATION
On September 9, 2005, the shareholders approved the 2005 Stock Option and Stock Incentive Plan (“2005 Plan”). Under the 2005, Plan 260,000 shares of Common Stock were reserved for issuance upon the exercise of option awards or awards of restricted stock granted. Of that amount, 60,000 are reserved for issuance exclusively to directors of the Company and 200,000 are reserved for issuance exclusively to officers, key employees and important consultants to the Company. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. The vesting of the awards will be set by the Compensation and Employee Benefits Committee at the time of the award.
On September 16, 1994, the shareholders approved the Key Employee Stock Option Plan (“1994 Plan”). Options expire five to ten years after the date of grant. The maximum number of shares of the Company’s common stock subject to the 1994 Plan and approved for issuance was originally 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. On March 2, 2000, the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400,000 shares. No future stock grants may be made under the 1994 Plan.
Stock-based incentive awards granted under the 1994 Plan prior to March 31, 2001 were stock options with five year terms with cliff vesting after four years. Employee stock options granted subsequent to March 31, 2001 were stock options with 10 year terms which vest monthly over a four year period following the completion of one year of service from the date of grant. Upon separation from the Company, former employees have 90 days to exercise vested options. The 1994 Plan expired on September 15, 2004.
On September 14, 1997, shareholders approved the Non-Employee Director Stock Option Plan (“1997 Plan”). The maximum number of shares of the Company’s common stock subject to the 1997 Plan and approved for issuance was originally 100,000 shares either authorized and unissued or shares held in treasury. The initial stock-based incentive awards granted under the 1997 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vesting monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year. The 1997 plan expired on September 18, 2004. No future stock grants may be made under the 1997 Plan.
The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant. The Company granted no options to purchase share during the fiscal year ended March 31, 2008 and options to purchase 69,500 shares of the Company’s common stock during the fiscal year ended March 31, 2007. The stock compensation expense recognized during the fiscal year ended March 31, 2008 was approximately $28,000. As of March 31, 2008, the total remaining unrecognized compensation expense related to unvested options was approximately $75,000, which will be recognized over the next four years.

The fair value of each of the Company’s option grants is estimated on the date of grant using the Black-Scholes option – pricing model, based on the following assumptions for the fiscal year ended March 31, 2007: risk-free interest rate of 4.94%, dividend yield of 0%, , volatility factor related to the expected market price of the Company’s common stock of 48.99%, , and weighted-average expected option life of one to ten years. There were no option grants during the year ended March 31, 2008. The weighted average fair value of options granted during fiscal 2007 was $1.62

A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
2005 Plan	Shares	Per Share
Outstanding at March 31, 2006	27,800	$3.40

Granted	69,500	3.00

Outstanding at March 31, 2007	97,300	3.11

Forfeited/Expired	(6,500)	3.00

Outstanding at March 31, 2008	90,800	$3.12

		Weighted
		Average
	Number of	Exercise Price
1994 Plan and 1997 Plan	Shares	Per Share
Outstanding at March 31, 2006	405,917	$5.16

Forfeited/Expired	(6,500)	4.78

Outstanding at March 31, 2007	399,417	5.17

Forfeited/Expired	(40,750)	7.89

Outstanding at March 31, 2008	358,667	$4.86

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Plan at March 31, 2008.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	8 years	$3.40	27,800	$3.40
3.00	63,000	9 years	3.00	15,750	3.00

$3.00-3.40	90,800		$3.12	43,550	$3.26

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Plan and 1997 Plan at March 31, 2008.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$7.03	10,500	.50 years	$7.03	10,500	$7.03
5.57-7.56	77,000	1.80 years	6.23	77,000	6.23
5.38-7.06	64,500	2.25 years	5.81	64,500	5.81
1.80-4.05	70,000	3.66 years	3.51	70,000	3.51
3.10-5.00	45,667	4.70 years	3.51	45,667	3.51
4.11-5.70	13,000	5.31 years	4.11	12,667	4.11
4.45-5.02	78,000	6.00 years	4.57	76,667	4.57

$1.80-$7.03	358,667		$4.86	357,001	$4.86

The fair value of options vested was $23,400 and $14,498 for the years ended March 31, 2008 and 2007, respectively.
The intrinsic value of options vested at March 31, 2008 was approximately $7,000.
9. EMPLOYEE 401(K) RETIREMENT PLAN
The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. The plan provides that the Company will contribute an amount equal to 50% of a participant contribution up to 1% of salary, and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $54,000 and $57,000, for the years ended March 31, 2008, and 2007, respectively.
10. INCOME TAXES
The components of income tax (benefit) expense are as follows for the years ended March 31:

(Amounts in thousands)	2008	2007
		Restated
Current expense (benefit):
Federal	$—	$—
State	(18)	10

Total current:	(18)	10

Deferred expense (benefit):
Federal	—	1,546
State	—	213

Total deferred:	—	1,759

Income tax expense (benefit)	$(18)	$1,769

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2008	2007
		Restated
Deferred tax assets:

Accounts receivable reserves	$57	$84
Inventory reserve	479	478
Inventory capitalization	62	86
Depreciation and amortization	85	112
Accrued compensation, vacation and other	49	181
Abandonment of space	15	26
AMT credit carryforwards	227	219
Net operating loss carryforward	1,989	522
Deferred gain on building sale	38	61

	3,001	1,769

Deferred tax liabilities:	—	—

	3,001	1,769
Valuation allowance	(3,001)	(1,769)

Net deferred tax asset	$—	$—

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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon its managements’ evaluation of its deferred tax asset and its historical losses from continuing operations for the past three years, the Company determined a full valuation allowance is necessary.
The Company has approximately $5.6 million of net operating loss carryforwards, which expire in fiscal years 2019 through 2028 and alternative minimum tax credit of $227,000.
The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2008	2007
		Restated
(Benefit) provision for income taxes	(34.0)%	(34.0)%
(Reduction) increase in taxes resulting from:
State taxes, net of federal benefit	(4.0)	(6.7)
Permanent items	4.0	22.9
Other	2.7	2.0
Change in valuation allowance for deferred tax assets	30.6	182.7

Total	(.7)%	166.9%

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, as of April 1, 2007. This standard modifies the previous guidance provided by Financial Accounting Standards Board Statement No. 5 (FAS 5), “Accounting for Contingencies and Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes”, for uncertainties related to the company’s income tax liabilities. The Company analyzed its income tax posture using the criteria required by FIN 48 and concluded that there was a $20,000 cumulative adjustment as a result of the derecognition of deferred tax assets. The adjustment is due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.

There is no change through March 31, 2008 related to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the consolidated statements of operations. For the year ended March 31, 2008, the Company has not recorded any interest or penalty expense related to income taxes.
The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of March 31, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
11. LEASING ACTIVITY
The Company is obligated under operating leases for office space and certain equipment expiring through the fiscal year ending March 31, 2011. The following are future minimum lease payments, net of sublet rental income under operating leases as of:
(Amounts in thousands)

Year ending March 31,
$1,454
2009	773
2010	701
2011	43

Total minimum lease payments	$2,240

The Company subleases a portion of its office space. The minimum sublease rental income is estimated to be approximately $524,000, and $277,000 for fiscal years 2009 and 2010, respectively.
The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Deferred income of $99,000 and $159,000 at March 31, 2008 and 2007, respectively, represents the deferred gain on the sale – lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.
Total rent expense under operating leases was $1.2 million and $1.1 million for the fiscal years ended March 31, 2008 and 2007, respectively. The aggregate future minimum rentals to be received under non-cancelable subleases as of March 31, 2008 was approximately $800,000.
12. RELATED PARTY TRANSACTIONS
As of March 31, 2008, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders, hold, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $80,000 for fiscal year 2008 and 2007. During fiscal year 2007, after receiving consent from Provident Bank, the Company paid $50,000 of accrued interest on the subordinated debt. The principal amount outstanding under the subordinated notes was $1.0 million in the aggregate at March 31, 2008. In addition, the maturity date of the notes was extended to July1, 2009. (See Note 6)

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(Amounts in thousands)	2008	2007
Interest paid	$599	$637

Income taxes paid	$12	$320

Disclosure of non-cash financing activities:

Purchase of equipment /software pursuant to a capital lease	$500	$—

5% notes payable to former AlphaNational shareholders	$—	$168

14. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

(Amounts in thousands except per share data)	2008	2007
		Restated
Numerator for net loss per share:

Net loss as reported	$(2,453)	$(2,410)

Denominator:	—	—

Weighted-average shares outstanding – basic and diluted	3,175,206	3,175,206

Net loss per share – basic and diluted	$(.77)	$(.76)

Using the treasury stock method, stock options totaling 3,085 and 4,380 for the 2008 and 2007, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.
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

On June 30, 2005, the Company simultaneously entered into and closed on an asset purchase agreement (the “Agreement”) with Indus, pursuant to which the Company sold substantially all of the assets and certain liabilities of its secure network business. The purchase price was approximately $12.5 million, subject to adjustments as provided in the Agreement, based on the net assets of the business on the closing date. The Agreement also provided that $3,000,000 of the purchase price be held in escrow (the “Escrow”).
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
On February 4, 2008, the Company entered into a settlement and release agreement (the “Settlement Agreement”), with Indus. Under the Settlement Agreement, the Company and Indus agreed to settle their claims against one another as set forth in the lawsuits. As a result of the settlement, the Company recorded an expense of $410,000 for the year ended March 31, 2008.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On January 7, 2008, our Audit Committee elected to dismiss Grant Thornton LLP (“Grant Thornton”) as our independent auditor effective January 7, 2008. The reports of Grant Thornton, on the financial statements of our company during the two-year period ended March 31, 2007, did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two-year period ended March 31, 2007 and interim period from April 1, 2007 through January 7, 2008, (1) we did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports, and (2) no reportable events as described in Item 304(a)(1) of Regulation S-K occurred except that, as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, we were advised by Grant Thornton that control deficiencies in our internal control over financial reporting relating to income tax reporting existed as of March 31, 2007 that constituted a material weakness within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2 as a result of the lack of qualified personnel to properly review and administer our company’s tax matters. In July 2007, management completed the remediation of the material weakness by retaining an outside professional service firm to assist in the area of income tax reporting.
In connection with the filing of our Form 8-K on January 11, 2008, Grant Thornton was provided with a copy of this disclosure and was requested by us to furnish to us a letter addressed to the SEC stating that Grant Thornton agrees with the above statements about their firm. A copy of Grant Thornton’s letter to the SEC is attached to the Form 8-K as Exhibit 16.2.
On January 7, 2008, our Audit Committee recommended Reznick Group, P.C. as our independent registered public accounting firm to report on our financial statements for the fiscal year ending March 31, 2008, including performing the required quarterly reviews, subject to Reznick Group, P.C.’s completion of its customary client acceptance procedures. On January 25, 2008, Reznick Group, P.C. completed its client acceptance procedures. On January 25, 2008, the Audit Committee formally approved Reznick Group, P.C. as our independent registered public accounting firm with the execution of an engagement letter.
No consultations occurred between us and Reznick Group, P.C. during the two most recent fiscal years and any subsequent interim period prior to Reznick Group, P.C.’s appointment regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. In the course of its discussions concerning the appointment, we did provide and discuss with Reznick Group, P.C. the information in our Current Report on Form 8-K with respect to the dismissal of our former independent registered public accounting firm which was filed with the Securities and Exchange Commission on January 11, 2008.

We requested Reznick Group, P.C. to review our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008 and provided Reznick Group, P.C. with the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of our expression of its views, or the respects in which it does not agree with the statements made by us in that Current Report on Form 8-K. Reznick Group, P.C. advised us that it has reviewed this Current Report on Form 8-K and had no basis on which to submit a letter addressed to the Securities and Exchange Commission in response to Item 304 of Regulation S-K.
Item 9A. Controls and Procedures
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
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
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting. This evaluation was based upon the framework in “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation including an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management, Chief Executive Officer and Chief Financial Officer reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of March 31, 2008 there were two material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected. In light of the material misstatement of the annual or interim financial statements will not be prevented or detected.
As previously reported in the Company’s Annual Report on Form 10-K, as of March 31, 2007, we noted a material weakness as of March 31, 2008 related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters.
In addition, as of March 31, 2008, the Company’s has one individual that has dual responsibility for financial statements as well as for the Company’s Information Systems. As a result the Company lacks the appropriate level of separation of duties as that individual has the ability to update and modify these information systems.
Such material weaknesses were identified, and because management considers its internal controls over financial reporting and controls over the separation of duties to prevent inappropriate activity to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective as of March 31, 2008 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of shareholders including but not necessary limited to the sections entitled “Proposal 1 – Election of Directors,” and Section 16(a) Beneficial Ownership Reporting Compliance”.
The information regarding executive officers contained in Part I, “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference in this Item 10.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all directors, officers, including our chief executive officer, chief financial officer, principal accounting officer, controller and persons performing similar functions, and employees. Copies of our Code of Conduct and Ethics are available without charge upon written request directed to Halifax Corporation of Virginia, Attn: Secretary, 5250 Cherokee Avenue, Alexandria, VA 22312.
Item 11. Executive Compensation
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements for our 2008 annual meeting of shareholders including but not necessarily limited to the section entitled “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders including but not necessarily limited to the section entitled “Security Ownership of Certain Beneficial Owners and Management”.
Equity Compensation Plans
The following table sets forth the information regarding equity compensation plans, as of March 31, 2008.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	449,467	$4.51	169,200
Equity compensation plans not approved by security holders	—	—	—

Total	449,467	$4.51	169,200

(1)	The Company has three equity compensation plans, the 1994 Key Employee Stock Option Plan, the 1997 Non-Employee Director’s Stock Option Plan and 2005 Stock Option and Stock Incentive Plan.

The 2005 Stock Option and Stock Incentive Plan has a maximum of 260,000 shares of Common Stock that are available for issuance. As of March 31, 2008, there were options to purchase 90,800 shares of common stock outstanding and no shares of Common Stock issued pursuant to restricted stock awards.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 shares of Common Stock available for issuance. As of March 31, 2008, there were options to purchase 283,000 shares of the Company’s Common Stock outstanding. No additional options may be granted under the 1994 Key Employee Stock Option Plan. The Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2008, there were options to purchase 75,667 shares of the Company’s Common Stock outstanding. No additional options may be granted under the Non-Employee Directors Stock Option Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of shareholders including but not necessarily limited to the section entitled “Transactions with Related Persons”.
Item 14. Principal Accounting Fees and Services
The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of shareholders including but not necessarily limited to the section entitled “Independent Public Accountants”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report as Item 8:
1.	Consolidated Financial Statements
o	Reports of Independent Registered Accounting Firms

o	Consolidated Statements of Operations for the years ended March 31, 2008 and 2007

o	Consolidated Balance Sheets as of March 31, 20078 and 2007

o	Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007

o	Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2008 and 2007

o	Notes to Consolidated Financial Statements
All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended.

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.)

10.6	Non-Employee Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.8	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.10	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Summary Term Sheet of Director Fees and Officer Compensation.

10.15	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

10.18	Second Amended and Restated Loan and Security Agreement dated as of the 29th day of June, 2005, by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended March 31, 2005.)

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007. (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed on July 3, 2007)

10.22	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007. (Incorporated by reference to Exhibit 10.3 to Form 8-K, dated July 3, 2007)

10.23	Fourth Amended and Restated Loan and Security Agreement dated as of 29th day of June, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 3, 2007)

10.24	Letter Agreement, dated June 28, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.25	First Amendment and Waiver dated November 13, 2007 (incorporated by reference to exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.26	Second Amendment and Waiver dated as of January 31, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.27	Promissory Note (Auxiliary Revolver Facility) dated January 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.28	Promissory Note (Revolving Line of Credit) dated January 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.29	Settlement Agreement and Release dated February 4, 2008 by and among Halifax Corporation of Virginia, INDUS Corporation and INDUS Secure Network Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.30	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

21.1	Subsidiaries of the registrant.

23.1	Independent Registered Public Accounting Firm Consent

23.2	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 15, 2008.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 15 2008.

32.1	Certificate of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 15, 2008. pursuant to 18US.C. Section 1350.

32.2	Certificate of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 15, 2008. pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION

By	/s/Charles L. McNew Charles L. McNew
	President and Chief Executive Officer	Date: 7/15/08
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles L. McNew Charles L. McNew	President and Chief Executive Officer and Director, (Principal Executive Officer)	7/15/08

/s/Joseph Sciacca Joseph Sciacca	Vice President, Finance, and Chief Financial Officer, (Principal Financial Accounting Officer)	7/15/08

/s/John H. Grover John H. Grover	Chairman of the Board of Directors	7/15/08

/s/Thomas L. Hewitt Thomas L. Hewitt	Director	7/15/08

/s/John M. Toups John M. Toups	Director	7/15/08

/s/Daniel R. Young Daniel R. Young	Director	7/15/08

/s/Arch C. Scurlock, Jr. Arch C. Scurlock, Jr.	Director	7/15/08