Form 10-Q
period 2008-06-30
HALIFAX CORP OF VIRGINIA
filed 2008-08-05
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of July 30, 2008.

HALIFAX CORPORATION OF VIRGINIA

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
(Amounts in thousands, except share data)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$709	$232
Accounts receivable, net	6,533	10,206
Inventory, net	3,149	3,240
Prepaid expenses and other current assets	253	220

TOTAL CURRENT ASSETS	10,644	13,898

PROPERTY AND EQUIPMENT, net	921	1,001
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	590	662
OTHER ASSETS	103	111

TOTAL ASSETS	$15,176	$18,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,884	$2,807
Accrued expenses	2,639	2,473
Deferred maintenance revenues	3,515	4,309
Current portion of long-term debt	277	276
Bank debt	2,493	4,448
Auxiliary line of credit	—	60
Income taxes payable	65	35

TOTAL CURRENT LIABILITIES	10,873	14,408

SUBORDINATED DEBT – AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	252	325
DEFERRED INCOME	84	99

TOTAL LIABILITIES	12,209	15,832

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized – 6,000,000 shares, Issued – 3,431,890 as of June 30, 2008 and March 31, 2008 Outstanding — 3,175,206 shares as of June 30, 2008 and March 31, 2008	828	828
Additional paid-in capital	9,081	9,075
Accumulated deficit	(6,730)	(6,933)
Less treasury stock at cost – 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	2,967	2,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,176	$18,590

See accompanying notes.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands, except share and per share data)	2008	2007
Revenues	$9,017	$12,461
Operating costs and expenses	7,504	10,979

Gross margin	1,513	1,482

Selling and marketing expense	196	228
General and administrative expense	1,000	933

Operating income	317	321

Other income	—	11
Interest expense	(83)	(192)

Income before income taxes	234	140

Income tax expense	31	5

Net income	$203	$135

Earnings per share – basic	$.06	$.04

Earnings per share – diluted	$.06	$.04

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206
Diluted	3,175,206	3,180,739
See accompanying notes.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:

Net income	$203	$135

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	197	203
Equity based compensation	6	6
Changes in assets and liabilities:
Accounts receivable	3,673	843
Inventory	91	(123)
Prepaid expenses and other assets	(25)	(277)
Accounts payable and accrued expenses	(757)	(793)
Income taxes payable	30	(1)
Deferred maintenance revenue	(794)	(449)
Deferred income	(15)	(15)

Net cash provided by (used in) operating activities	2,609	(471)

Cash flows from investing activities:

Acquisition of property and equipment	(45)	(17)
Restricted cash	—	(8)

Net cash used in investing activities	(45)	(25)

Cash flows from financing activities:
Proceeds from debt borrowings	10,110	11,830
Repayments of debt	(12,065)	(12,352)
Repayment of auxiliary line of credit	(60)	—
Repayment of other debt	(72)	(5)

Net cash used in financing activities	(2,087)	(527)

Net increase (decrease) in cash	477	(1,023)

Cash at beginning of period	232	1,078

Cash at end of period	$709	$55

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$53	$192

Cash paid for income taxes	$2	$6

See accompanying notes.

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
The accompanying financial statements present the Company’s financial position, results of operations, and cash flows on a consolidated basis. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to those rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the three months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company‘s annual report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.
Management’s Plans
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
The Company is continuing to focus on its core high availability logistics and maintenance services business while at the same time evaluating its future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. The Company’s cost containment strategies included reductions in its workforce, consolidating and reducing its leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three months ended June 30, 2008, the Company benefited from the cost actions undertaken during the last part of fiscal year 2008. The Company has also begun marketing its enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
The industry in which the Company operates continues to experience unfavorable economic conditions and competitive challenges. The Company continues to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond the Company’s control.
On July 1, 2008, the Company entered into the Loan Agreement, with Textron Financial Corporation, referred to as the lender. (see note 5) The Loan Agreement replaced our Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008. Generally, under the revolving credit facility of the

Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. Management believes that available funds, together with the new loan agreement, will be adequate to satisfy the Company’s current and planned operations for at least through fiscal year 2009.
Note 2 — Accounts Receivable
Trade accounts receivable consist of:

(Amounts in thousands)	June 30, 2008	March 31, 2008
Amounts billed	$6,524	$10,283

Amounts unbilled	247	73

Allowance for doubtful accounts	(238)	(150)

Accounts receivable, net	$6,533	$10,206

Note 3 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of an allowance for obsolescence of $1.2 million at June 30, 2008 and March 31, 2008.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at June 30, 2008.
The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as of April 1, 2007. This standard modifies the previous guidance provided by Financial Accounting Standards Board Statement No. 5 (FAS 5), Accounting for Contingencies and Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes for uncertainties related to the company’s income tax liabilities. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is a $20,000 cumulative effect inclusive of penalty and interest allocable to equity or derecognition of deferred tax assets as a result of adopting this standard. The adjustment was due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There was no increase recorded through June 30, 2008 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the statements of operations. For the three months ended June 30, 2008, the Company has not recorded any material interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of June 30, 2008, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of June 30, 2008; no changes in settled tax years have occurred through June 30, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
Note 5 — Debt Obligations
On July 1, 2008, the Company entered into a Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation. The Loan Agreement replaced the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. As of July 1, 2008, the Company was eligible to borrow up to $4,000,000. The Company used approximately$2,503,000 of the new facility to pay off the amount outstanding under the Old Credit Facility.
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
The Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of June 30, 2008, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s Loan Agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by the Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $242,000 at June 30, 2008.
Note 6 — Stock Based Compensation and Earnings per Share
During the quarter ended June 30, 2008, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were terminations/expirations of 1,600 options and no exercises of options to purchase shares of the Company’s common stock.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at June 30, 2008.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	7.19 years	$3.40	27,800	$3.40
3.00	61,400	8.05 years	3.00	12,600	3.00

	89,200		$3.12	40,400	$3.28

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at June 30, 2008. There were terminations/expirations of 1,310 options and no exercises of options to purchase shares of the Company’s common stock. No grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$7.03	10,500	.25 years	$.03	10,500	$7.03
5.50-7.56	72,000	1.54 years	6.79	72,000	6.79
5.38-7.06	64,500	1.99 years	6.09	64,500	6.09
1.80-4.05	70,000	3.43 years	3.03	70,000	3.03
3.10-5.00	45,667	4.43 years	4.02	45,667	4.02
4.11	13,000	5.06 years	4.11	12,758	4.11
4.45-5.02	76,690	6.10 years	5.02	76,690	5.02

	352,357		$5.08	352,115	$5.08

The intrinsic value of stock options outstanding at June 30, 2008 was $0.
As of June 30, 2008, there was $67,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years,.
For the three months ended June 30, 2008 and 2007, the Company recorded share based compensation expense of $6,000.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
(Amounts in thousands except share data.)	2008	2007
Numerator for earning per share:

Net income	$203	$135

Denominator:
Denominator for basic earnings per share weighted- average shares	3,175,206	3,175,206

Effect of dilutive securities:

Employee stock options	—	5,533

Denominator for diluted earnings per share weighted number of shares Outstanding	3,175,206	3,180,739

Earnings per common share- basic and diluted	$.06	$.04

Note 7 — New accounting standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning December 31, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning March 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. We adopted SFAS No. 159 effective on April 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 was effective for the Company beginning April 1, 2008; FSP 157-2 delays the effective date for certain items to April 1, 2009. We do not believe the adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
Note 8 — Commitments and Contingencies
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
Overview
Halifax delivers enterprise logistics and supply chain solutions from front-office customer interaction to back-office reverse logistics. We deliver comprehensive, fully integrated services including end-to-end customer support and fulfillment, critical inventory optimization and management, web-based customized reporting, onsite repair services, as well as depot repair and warranty management. We also provide nationwide high availability, multi-vendor, enterprise maintenance service provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. We have undertaken significant changes to our business in recent years.
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
Our goal is to maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners and enhance the technology we utilize to deliver cost-effective services to our growing customer base. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.

Management’s Plans
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three months ended June 30, 2008, we benefited from the cost actions undertaken during the last part of fiscal year 2008. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where the is a high degree of exposure to inventory obsolescence.
The industry in which we operate continues to experience unfavorable economic conditions and competitive challenges. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended June 30, 2008 and 2007, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

	Three months ended June 30,
(amounts in thousands, except share data)	2008	2007	Change	%
Results of Operations

Revenues	$9,017	$12,461	(3,444)	-28%

Operating costs and expenses	7,504	10,979	(3,475)	-32%

Percent of revenues	83%	88%

Gross margin	1,513	1,482	31	2%
Percent of revenues	17%	12%

Selling and marketing expense	196	228	(32)	-14%
Percent of revenues	2%	2%

General & administrative expense	1,000	933	67	7%

Percent of revenues	11%	7%

Operating income	317	321	(4)	-1%
Percent of revenues	4%	3%

Other income	—	11	(11)	N/M
Interest expense	83	192	(109)	-57%

Income before income tax	234	140	94	67%

Income tax expense	31	5	26	520%

Net income	$203	$135	68	50%

Earnings per share – basic and diluted:	$.06	$0.04

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206
Diluted	3,175,206	3,180,739

Revenues
Revenues are generated from the sale of enterprise logistic services, high availability enterprise maintenance services and technology deployment (consisting of professional services, seat management and deployment services, and product sales). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the services period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer.
The composition of revenues for:

	Three months ended June 30,
(in thousands)	2008	2007	Change	%
Services	$8,621	$11,634	(3,013)	26%
Product held for resale	396	827	(431)	-52%

Total Revenue	$9,017	$12,461	(3,444)	-28%

Revenues from services for the three months ended June 30, 2008 decreased 26%, or $3.0 million, to $8.6 million from $11.6 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, the decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts including the loss of a large aeronautic manufacturing customer, somewhat offset by new higher margin business.
For the three months ended June 30, 2008, product held for resale decreased $431,000, or 52%, from $827,000 for the three months ended June 30, 2007 to $396,000. The decrease in product held for resale was related to a large one-time order last year which did not reoccur during the current quarter this year. We have de-emphasized product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
Revenues for the three months ended June 30, 2008 decreased 28%, or $3.4 million, to $9.0 million from $12.4 million for the three months ended June 30, 2007.
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

Operating costs and expenses were comprised of the following components:

	Three months ended June 30,
(in thousands)	2008	2007	Change	%
Services	$7,138	$10,214	(3,076)	-30%
Product held for resale	366	765	(399)	-52%

Total Costs	$7,504	$10,979	(3,475)	-32%

Total costs for the three months ended June 30, 2008 decreased $3.5 million, to $7.5 million, or 32%, from $11.0 million for the same period in 2007. The reduction in costs was related to the reduction in revenue.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter a new market which will positively affect our gross margins going forward.
Costs for product held for resale have decreased $399,000, from $765,000 in for the three months ended June 30, 2007 to $366,000 for the current quarter. The decrease was commensurate with the reductions in revenue.
Gross Margin
For the three months ended June 30, 2008, our gross margins increased 2%, or $31,000, from $1.4 million to $1.5 million. The improvement in gross margin was the result of an improved mix of more profitable business and cost containment actions undertaken, which included reductions if force, salary, wage and benefits cuts and reductions in operating expenses to bring our costs in line with revenues.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $196,000 for the three months ended June 30, 2008 compared to $228,000 for the three months ended June 30, 2007, a decrease of $32,000, or 14%. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.
General and Administrative Expense
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended June 30, 2008, general and administrative expenses increased $67,000 to $1.0 million compared to $933,000 for the three months ended June 30, 2007, an increase of 7%. The primary reasons for the increase in general and administrative expense was increases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting, increased bank fees associated with obtaining new financing and higher depreciation expense related to the automation tools discussed above. Various factors such as changes in the insurance markets and related costs associated with complying with existing Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For each of the three months ended June 30, 2008 and 2007, we reported compensation expense of approximately $6,000.

Interest Expense
Interest expense for the three months ended June 30, 2008 was $83,000 compared to $192,000 for the same period in 2007. The primary reason for the decrease in interest expense during the three months ended June 30, 2008 was lower interest rates and decreased amount of borrowings during the current period when compared to the same periods last year.
Income Tax Expense
For the three months ended June 30, 2008 we recorded income tax expense of $31,000 compared to $5,000 for the same period in 2007. Our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.
Net income
For the three months ended June 30, 2008, the net income was $203,000 compared to net income of $135,000 for the comparable period in 2007.
Liquidity and Capital Resources
As of June 30, 2008, we had approximately $709,000 of cash on hand. Sources of our cash for the three months ended June 30, 2008 have been from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity will be cash generated from operating income and cash available under our new loan agreement with Textron Financial Corporation (see below).
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2008.
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
On July 1, 2008, we entered into a new Loan Agreement with Textron Financial Corporation. The Loan Agreement replaced the Old Credit Facility which terminated on June 30, 2008.
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
Under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. The lender may establish reserves against the amount we may borrow as it determines in its sole discretion are necessary to reflect events, conditions, contingencies or risks which may affect the collateral securing the revolving credit facility or our financial condition. The lender may also reduce the eligible accounts advance rate to a lesser amount the lender determine in its sole credit discretion if our borrower’s dilution at any time exceeds the maximum dilution percentage. The eligible accounts advance rate, eligible pre-billed accounts, eligible pre-billed accounts sublimit, eligible accounts, collateral, dilution and maximum dilution are defined in the Loan Agreement. Advances under the Loan Agreement are collateralized by a first priority security interest on all of our personal property as set forth in the Loan Agreement. Each of Halifax Engineering, Inc., Halifax Realty, Inc. and Halifax Alphanational Acquisition, Inc. are guarantors under the Loan Agreement. Additionally, Charles McNew, the Company’s President and Chief Executive Officer and Joseph Sciacca, the Company’s Vice President, Finance and Chief Financial Officer, have limited personal guarantees under the Loan Agreement. As of July 1, 2008, we were eligible to borrow up to $4,000,000. We used $2,503,000 to pay off the amount outstanding and interest under the Old Credit Facility.
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
Events of default, include, but are not limited to: (i) our failure to make a payment on any obligation of borrowed money or other indebtedness or observe a convent which results in the payment of such obligation to be due before its stated maturity, (ii) the lender determining that an adverse change has occurred in our financial condition or business prospects or the prospect for payment or performance of any covenant, agreement or obligation under the Loan Agreement is impaired, (iii) bankruptcy, reorganization or insolvency proceedings are instituted by or against us, (iv) a settlement, judgment or order for the payment of money by us in excess of $100,000, (v) any loss, theft, damage or destruction of any item or items of collateral or our other property which materially and adversely affects the property, business, operations, prospects, or condition of us, (vi) an over advance arises which was not approved by lender, and (vii) we move any collateral to, or stores or maintains any collateral at, any location other than as stated in the Loan Agreement.
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
There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement. We may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the covenants or other terms of the Loan Agreement, absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.
Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2008.
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
At June 30, 2008 and March 31, 2008, we had a deficit in working capital of $(229,000) and $(510,000), respectively. The current ratio was .98 at June 30, 2008 compared to .96 at March 31, 2008.

Capital expenditures for the three months ended June 30, 2008 were $45,000 as compared to $17,000 for the same period in 2007. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $250,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at June 30, 2008. Pursuant to a subordination agreement between Textron Financial Corporation and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Textron Financial Corporation. On June 30, 2008, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $242,000 at June 30, 2008. The 8% promissory notes mature on July 1, 2009.
If any act of default occurs, the principal and interest due under the 8% promissory notes issued under the subordinated debt agreement will be due and payable immediately without any action on behalf of the note holders and if not cured, could trigger cross default provisions under our loan agreement with Textron Financial Corporation If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.
Off Balance Sheet Arrangements
In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore there is no gain or loss recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

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
The information below summarizes our sensitivity to market risks as of June 30, 2008. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2008 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)	June 30, 2008
Debt obligations

Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2008. Interest rate at June 30, 2008 of 7.75%.	$2,493

Total variable rate debt	2,493

8% subordinated notes payable to affiliate due July 1, 2009	1,000

Long Term lease payable	529

Total fixed rate debt	$1,529

Total debt	4,022

At June 30, 2008, we had approximately $4.0 million of debt outstanding of which $1.5 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).
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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company previously reported on Form 10K for the year ended March 31, 2008 there were two material weaknesses in our internal controls over financial reporting. The Company is in the process of remediating these weaknesses.
There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 10.1	Loan and Security Agreement dated as of July 7, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2008)

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA (Registrant)
Date: August 5, 2008	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: August 5, 2008	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)