Form 10-K/A
period 2008-03-31
HALIFAX CORP OF VIRGINIA
filed 2008-10-27
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-08964
Halifax Corporation of Virginia

(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip Code)
(703) 658-2400

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.24 par value	American Stock Exchange

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.         ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 28, 2007 was $4,933,400, computed based on the closing price for that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 25, 2008

Common Stock, par value $.24 per share	3,175,206
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     Halifax Corporation of Virginia (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was initially filed with the Securities and Exchange Commission (“SEC”) on July 16, 2008 (the “Original Filing”), to provide the information required pursuant to the rules of the SEC in Part III, Items 10, 11, 12, 13 and 14, of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2.
     There are no other changes to the Original Filing other than those outlined above. Unless otherwise noted in the Form 10-K/A, all information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any subsequent information or events.

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
     Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, our failure to comply with the financial and other covenants contained in our loan agreement, losses from continuing operations, the concentration of our revenues, a decline in our cash flow from operations, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, risks related to competition and our ability to continue to perform efficiently on our contracts, fluctuations in quarterly and annual revenues and results of operations, weakened economic conditions, acts of terrorism, pricing pressures, excess and obsolete inventory, increases in prices of components used to support our enterprise maintenance solutions, the loss of material contracts, the success of our business strategy, our ability to generate new business, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuations in interest rates, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, our ability to effectively and efficiently manage costs, our ability to maintain an effective system of internal control over financial reporting, our ability to comply with the American Stock Exchange’s continued listing criteria, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission, referred to as the SEC in this document. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
     All references to “we,” “our,” “us,” the “Company,” or “Halifax” refer, on a consolidated basis to Halifax Corporation of Virginia unless otherwise indicated.

i

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
     In accordance with the merger agreement pursuant to which we acquired Microserv, Inc., referred to as the merger agreement in this document, we agreed that the former shareholders of Microserv, Inc. shall have the right to nominate a director to our Board of Directors so long as such former shareholders collectively own greater than 50% of the number of shares of common stock issued to them pursuant to the merger agreement, referred to as the Microserv nominee in this document. As of July 31, 2008, the former shareholders of Microserv, Inc. collectively owned greater than 50% of the number of shares of common stock issued to them pursuant to the merger agreement. Pursuant to the merger agreement, we also agreed to recommend, consistent with the fiduciary duties of our Board of Directors, the Microserv nominee to our shareholders and to undertake our best efforts to secure the election of such nominee. In addition, pursuant to a voting agreement executed in connection with the merger agreement, Charles L. McNew, Joseph Sciacca, Hugh M. Foley and Thomas J. Basile, subject to certain limitations concerning the qualification of the Microserv nominee, are required to vote their respective shares of our voting capital stock in favor of the Microserv nominee. Gerald F. Ryles was the Microserv nominee for the 2008 fiscal year and served as our director until his resignation from our Board of Directors effective April 1, 2008. We were notified by the former shareholders of Microserv that they would not provide an alternative nominee to replace Mr. Ryles.
     The following table sets forth the name of each of the members of our Board of Directors, together with their respective ages as of July 31, 2008, periods of service as directors, principal occupations or employment for the past five years and the names of other public companies in which such persons hold directorships.

		Date First
Director	Age	Elected	Principal Occupation and Employment; Other Background
John H. Grover	81	1984	John H. Grover is the Chairman of our Board of Directors. From December 2002 until its liquidation in December 2003, Mr. Grover served as President of Research Industries Incorporated, a private investment company. He served as Executive Vice President, Treasurer and director of Research Industries Incorporated from 1968 until June 2003, and as a director of TransTechnology Corporation, an aerospace engineering company, from 1969 to 1992. He has been a general partner of Grofam, L.P., an investment company, for over 10 years. In addition, he presently serves as a director of Westgate Partners, Inc., a real estate investment company, World Resources Co., a recycling company, Parkgate Group, LLC, a real estate investment company, Aviation Facilities Company, Inc., a real estate investment company, and Nano-C, Inc., a chemical manufacturing company.

Thomas L. Hewitt	70	2000	Thomas L. Hewitt has served as Chief Executive Officer of Global Governments LLC, a consulting firm, since June 2000. He founded Federal Sources, Inc., a market research and consulting firm, in December 1984, and served as Federal Sources, Inc.’s Chief Executive Officer until the sale of Federal Sources, Inc. in 2000. Prior to founding Federal Sources, Inc., Mr. Hewitt served as a Senior Vice President of Kentron, an information technology professional services company acquired by Planning Resource Corporation, a government IT service company, and held several senior level positions at Computer Science Corporation, an information technology systems integration company, including President of the Infonet Government Systems Division and Vice President of Program Development of the Systems Group. Mr. Hewitt is currently a director of GTSI Corp., a reseller of software and hardware.

		Date First
Director	Age	Elected	Principal Occupation and Employment; Other Background
Charles L. McNew	57	2000	Charles L. McNew joined us in July 1999 and was appointed President and Chief Executive Officer in May 2000. He was our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer. Prior to joining our company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and later Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew serves as a member of the Board of Directors of the Services Industry Association, a trade association.

Arch C. Scurlock, Jr.	62	2003	Arch C. Scurlock, Jr. has served as a financial analyst consultant since June 2003. Prior to such time, he served as Vice President of Research Industries Incorporated from 1987 until December 2003 and as a director of Research Industries Incorporated from 1983 until December 2003. From 1977 to 1987, Mr. Scurlock was a chemical engineer at Atlantic Research Corporation, a government research company.

John M. Toups	82	1993	John M. Toups currently serves as a director of GTSI Corp. and NVR, Inc., a residential construction company. Mr. Toups is on the board of Willdan Group, Inc., an engineering company located in California, a position he has held since 2007. Mr. Toups served as President and Chief Executive Officer of Planning Resource Corporation, an engineering and services company, from 1978 to 1987. Prior to that he served in various executive positions with Planning Reserve Corporation. For a short period of time in 1990, he served as interim Chairman of the Board of Directors and Chief Executive Officer of the National Bank of Washington and Washington Bancorp.

Daniel R. Young	74	2001	Daniel R. Young has served as a managing partner for The Turnberry Group, an advisory practice to chief executive officers and other senior executives, since October 2000. He also serves as a director of GTSI Corp. and NCI, Inc., an information technology systems engineer and integration company. Mr. Young was formerly Vice Chairman and Chief Executive Officer of Federal Data Corporation, a government IT service company, until 2000. He joined Federal Data Corporation in 1976 as the Executive Vice President, and in 1985 was elected President and Chief Operating Officer. Following the 1995 acquisition of Federal Data Corporation by The Carlyle Group, a private investment group, Mr. Young assumed the position of President and Chief Executive Officer. In 1998, he was elected Vice Chairman of the Board of Directors. Before joining Federal Data Corporation, Mr. Young was an executive of Data Transmission Company, an information technology company. He ultimately became Executive Vice President of Data Transmission Company, and, prior to that, held various engineering, sales and management positions at Texas Instruments, Inc., a computer equipment manufacturer. He also served in the U.S. Navy as a sea officer.

     Information in response to Item 401 of Regulation S-K regarding our executive officers who are not directors is included in “Item 4A. Executive Officers of the Registrant” of the Annual Report on Form 10-K filed with the SEC on July 16, 2008 and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act in this document, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. We believe that all of the filing requirements were complied with by our officers and directors and by the beneficial owners of more than 10% of our common stock. On making the foregoing statements, we relied upon copies of the reporting forms that we received and certain written representations.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and any other accounting officer, controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.hxcorp.com, via the Investors page. It is also available in print to any shareholder on request to the Corporate Secretary at Halifax Corporation of Virginia, 5250 Cherokee Avenue, Alexandria, VA 22312. We intend to satisfy the disclosure requirement under Item 5.05 of a Current Report on Form 8-K relating to amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics by posting that information on our website.
     Information on our website is not and should not be considered a part of this Annual Report on Form 10-K/A.
Audit Committee
     The Board of Directors has established a standing Audit Committee. The Audit Committee assists our Board of Directors in maintaining the integrity of our financial statements and financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee reviews the scope of independent audits and assesses the results. The Audit Committee meets with management to consider the adequacy of the internal control over, and the objectivity of, financial reporting. The Audit Committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The Audit Committee selects, compensates, appoints and oversees our independent auditors. The independent auditors periodically meet alone with the Audit Committee and always have unrestricted access to the Audit Committee. The Audit Committee also approves related party transactions. The Audit Committee currently consists of Messrs. Toups (Chairman), Young and Hewitt. Our Board of Directors has determined that each of Messrs. Toups, Young and Hewitt is independent as defined in the applicable rules of the American Stock Exchange Company Guide, referred to as the AMEX Company Guide in this document, and Rule 10A-3 of the Exchange Act and that each of Messrs. Toups and Young qualifies as an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The following discussion and analysis of the compensation arrangements of our Chief Executive Officer, Chief Financial Officer and each of our two other most highly compensated officers whose total compensation exceeded $100,000 in the fiscal year ended March 31, 2008, referred to as the named executive officers in this document, should be read together with the compensation tables and related disclosures set forth elsewhere in this document. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
     Overview of Our Compensation Philosophy. Our overall compensation philosophy is to provide executive compensation packages that enable us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following elements provide a framework for our executive compensation program: (i) competitive salary; (ii) bonus and award programs designed to reinforce desired performance metrics; and (iii) use of non-cash compensation to align the interests of our executives with those of our shareholders. The payment of cash compensation serves to reward our named executive officers for attaining short term corporate goals and grants of options to purchase our common stock provide our named executive officers with long term incentive to continue achieving value added results for our shareholders.

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
     Under the terms of its charter, the Compensation Committee is responsible for reviewing and approving compensation granted to our named executive officers, including our Chief Executive Officer; however, the independent directors of the Board of Directors make the final determination as to the compensation paid to the Chief Executive Officer. In particular, the Compensation Committee reviews and approves the following components of compensation for the named executive officers:
•	annual base salary;

•	cash bonuses, including specific goals and amounts;

•	equity compensation;

•	employment agreements, severance arrangements and change of control agreements/provisions, as applicable;

•	signing bonus or payment of relocation costs for new hires; and

•	any other material benefits or compensation or arrangements.
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
     The Compensation Committee evaluates each executive officer annually, focusing on the individual’s ability to meet performance objectives and his ability to achieve certain company goals. Following this analysis, the Compensation Committee establishes a basis for the pay levels of the executive officers for the new fiscal year. Our Chief Executive Officer assists in this process by offering salary recommendations to the Compensation Committee for executive officers, other than himself. Total compensation for our named executive officers may vary significantly from year-to-year based on company and individual performance. Further, the value of equity-based awards to our executives will vary in value based on our stock price performance over time.
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

     During the fiscal year ended March 31, 2008, our named executive officers agreed to a series of salary reductions ranging from 10% to 15% of the officer’s base salary. As of the date hereof, such reductions had not been restored. Based on profitability, we anticipate restoring these salary reductions in fiscal 2009. We anticipate any increase in the base salary of our named executive officers will be based on our profitability, excluding Mr. Reece, for the 2009 fiscal year. Mr. Reece will continue to receive previous base salary and other incentivized compensation based on our ability to reach established revenue targets.
     Cash Bonuses. Our named executive officers are eligible for our Senior Management Cash Bonus Plan. In general, this plan provides cash bonuses to executive officers upon the attainment of objectives directly related to our performance against the budget, which are parallel with the interests of our shareholders.
     At the start of each fiscal year, the Compensation Committee works directly with our Chief Executive Officer to define specific performance goals for each executive officer, which constitute the basis for each executive’s performance objectives under the plan. This process is an integral part of our culture and is intended to reinforce our collaborative, team-oriented and performance-driven environment. In addition, the cash bonuses are designed to reward our named executive officers for the attainment of short term corporate goals.
     During our fiscal year ended March 31, 2008, we did not attain our budgeted goals and, as a result, the named executive officers did not receive any cash bonus compensation. In fiscal year 2009, annual bonus opportunities for our named executive officers may range from 15% to 25% of base salary. In addition, the Compensation Committee may add qualitative components to the Senior Management Cash Bonus Plan. In such case, the weight given to each quantitative and qualitative component used to evaluate the named executive officers will be determined by the Compensation Committee. The Compensation Committee may also decide to make any qualitative performance-based bonus contingent on the achievement of certain quantitative goals. This measure would prevent executives from receiving cash bonuses based on qualitative performance in the event that we did not achieve preestablished revenue and earnings targets.
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
     Stock options are granted at exercise prices equal to the fair market value (i.e., the closing price) of our stock on the date of grant. Accordingly, stock options will only result in compensation to the named executive officers to the extent our stock price increases during the applicable term of the option. Employee stock options previously granted under our 2005 Stock Option and Stock Incentive Plan typically vested over five annual installments, 20% each year on the anniversary of the date of grant. During our fiscal year ended March 31, 2008, we did not grant any equity awards to our executive officers.
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
     We attempt to award stock options in a manner that we believe is competitive in the industry and in relation to the particular job function of the named executive officer. The Compensation Committee, however, has the ability to award a significantly greater number of stock options if it deems such award to be in the best interests of the company and our shareholders.
     The Compensation Committee seeks to avoid granting stock options under the 2005 Stock Option and Stock Incentive Plan when our directors and executive officers are aware of material non-public information that reasonably may be perceived to impact the market price of our common stock or around the time that such information is released. With that said, grants of stock options for employees and directors, including named executive officers, are generally awarded at the first regular meeting of the Compensation Committee following the annual shareholder meeting. All other option awards are made at regularly scheduled Compensation Committee meetings. The Compensation Committee’s meetings are scheduled to coincide with established Board of Directors meetings. Thus, the proximity of any stock option issuance to an earnings announcement or other market event is coincidental.

     Benefits. In general, our practice is to provide commensurate benefits to employees at all levels of our organization. Consistent with this practice, the following is a list of the primary benefits provided to our employees, including our named executive officers:
•	Health and dental plans, including, at the employee’s option, Flexible Spending Accounts and/or a Health Savings Account. In the event that an employee elects to participate in a Health Savings Account, the employee may contribute up to $2,500 to the employee’s Health Savings Account annually;

•	Term life insurance and optional supplemental life insurance;

•	Optional supplemental health coverage;

•	Short and long-term disability benefits;

•	401(k) plan, which up to April 21, 2008 included a company match of 50% of employee contributions up to 1% of the employee’s total cash compensation; and

•	Paid time off and holidays.
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
     Competitive Market Review and Future Trends. We attempt to align our overall executive compensation with other publicly-traded peer companies who share similar characteristics. Due to our product and service offerings, our peer group includes a broad range of technology and growth companies with whom we compete for executive talent. In general, we consider peer companies based on industry focus, market capitalization, revenue, net income/loss and geographic proximity. Data on compensation practices at such companies has historically been gathered through searches of publicly-available information, including subscription databases and SEC filings. We use such information primarily to help guide decisions on base salary, target bonuses and equity-based awards.

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
     Accounting and Tax Considerations. Our issuance of stock options is impacted by the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS No. 123R in this document, which we adopted April 1, 2006. Under this accounting standard, we are required to value unvested stock options, from both prior and current years, under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period. During fiscal year 2008, we recorded $28,000 in stock compensation expense under SFAS No. 123R.
     We have structured our compensation program to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under Section 162(m), our tax deduction for compensation paid to certain executive officers is limited to $1.0 million in any tax year, unless the compensation is performance based. We do not have any named executive officers who earned non-performance based compensation that would limit our tax deduction under Section 162(m).

Summary Compensation Table
     The following table sets forth information concerning the compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries during our fiscal years ended March 31, 2008 and 2007, respectively.

			Option	All Other
		Salary	Awards	Compensation
Name and Principal Position	Year	($)	($) (1)	($)		Total
Charles L. McNew	2008	$253,078	$6,397	$7,662	(2)	$267,137
President and Chief Executive Officer	2007	263,390	6,397	8,201	(3)	274,988

Joseph Sciacca	2008	165,516	$3,472	12,117	(2)	181,105
Vice President of Finance and Chief	2007	171,448	3,472	12,004	(3)	186,924
Financial Officer

Hugh M. Foley	2008	153,269	$2,558	5,235	(2)	161,062
Vice President, Operations	2007	161,696	2,588	5,381	(3)	169,665

Douglas H. Reece	2008	150,390	$1,220	10,707	(2)	162,317
Vice President, Sales and Marketing	2007	157,085	1,220	11,422	(3)	169,727

(1)	Represents the dollar amount recognized for financial reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of stock options granted to each named executive officer in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94%, and disregarding the estimate of forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense related to awards granted in and prior to the 2007 fiscal year or prior to 2008 fiscal year, as applicable, and do not correspond to the actual value that will be recognized by each named executive officer.

(2)	Amounts in this column include: contributions to the 401(k) plans of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $2,530, $1,665, $1,553 and $410, respectively; contributions to the heath insurance premiums of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $132, $10,452, $3,702 and $10,297, respectively; and a $5,000 automobile allowance granted to Mr. McNew.

(3)	Amounts in this column include: contributions to the 401(k) plans of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $2,330, $1,667, $1,551 and $1,124, respectively; contributions to the heath insurance premiums of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $871, $10,337, $3,830 and $10,298, respectively; and a $5,000 automobile allowance granted to Mr. McNew.

Outstanding Equity Awards at 2008 Fiscal Year End
     The following table sets forth the information regarding the outstanding equity awards to our named executive officers at March 31, 2008.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable	Unexercisable(1)	Price	Date
Charles L. McNew	45,000	—	$5.75	10/2/2009
	25,000	—	5.50	5/16/2010
	25,000	—	4.05	3/17/2012
	10,000	—	3.10	3/17/2013
	25,000	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	3,000	12,000	3.00	7/21/2016

Joseph Sciacca	10,000	—	$5.50	12/3/2009
	15,000	—	5.50	5/16/2010
	10,000	—	5.50	5/16/2010
	10,000	—	4.05	3/17/2012
	6,000	—	3.10	3/17/2013
	10,000	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	1,500	6,000	3.00	7/21/2016

Hugh M. Foley	10,000	—	$7.56	2/28/2010
	2,500	—	4.05	3/17/2012
	5,000	—	3.10	3/17/2013
	12,500	—	4.45	4/21/2014
	5,000	—	3.40	9/7/2015
	1,000	4,000	3.00	7/21/2016

Douglas H. Reece	2,500	—	$3.00	12/4/2011
	500	—	4.05	3/17/2012
	2,500	—	5.02	9/14/2014
	5,000	—	3.40	9/7/2015
	1,000	4,000	3.00	7/21/2016

(1)	All unvested options to purchase common stock vest at a rate of 20% of the initial award each year on each anniversary of the date of grant, July 21, 2006.
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

     Termination for Any Reason Other Than in Connection with an Excluded Circumstance. Under the terms of the agreement, except in connection with a change of control disposition, in the event that Mr. McNew’s employment is terminated other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twelve months. Based on the foregoing, if Mr. McNew’s employment was terminated on March 31, 2008, Mr. McNew would be entitled to receive a severance payment of $253,078.
     Termination in Connection with a Change of Control Disposition. Under the terms of the agreement, a “change of control disposition” is generally deemed to occur if (i) 25% or more of the voting power of our stock is acquired by another entity or (ii) there is a sale of substantially all of our assets to another entity. In the event that Mr. McNew’s employment is terminated within one year of a change of control disposition, other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twenty-four months. In the event that Mr. McNew’s employment is terminated for any reason within ninety days following a change of control disposition, Mr. McNew would be entitled to receive an amount equal to two times his then current salary. Based on either of the foregoing, if Mr. McNew’s employment was terminated on March 31, 2008, Mr. McNew would be entitled to receive a severance payment of $506,156.
     The agreement provides that Mr. McNew may elect to receive his severance payments in a lump sum or in equal payments at intervals of no more often than semimonthly over a period of his choice that is not to exceed the number of months of compensation due to him.
     General Requirements. Pursuant to the terms of the agreement, Mr. McNew may not disclose, publish or use, or permit anyone else to disclose, publish or use, any of our proprietary or confidential information or trade secrets for any purpose unrelated to his employment at any time during or after his employment. Mr. McNew must also return to us all proprietary material that he possesses on the date his employment is terminated. In addition, should Mr. McNew’s employment be terminated for any reason other than “Cause,” Mr. McNew may not (i) directly or indirectly, sell, market, or otherwise provide any client or previously identified prospective client, products or services similar to or in competition with those sold or distributed by us, in any geographic area in which we offer any such products or services, or (ii) participate directly or indirectly in the hiring or soliciting for employment of any person we employ.
Termination/Separation Agreements with Mr. Sciacca, Mr. Foley and Mr. Reece
     We entered into a termination/separation agreement with Mr. Sciacca on May 10, 2000, Mr. Foley on January 17, 2003 and Mr. Reece on April 19, 2006. Mr. Sciacca’s termination/separation agreement was subsequently modified on March 20, 2003.
     As per Mr. Sciacca’s modified termination/separation agreement, in the event that Mr. Sciacca’s employment is terminated without cause, Mr. Sciacca would be entitled to receive his then current salary for a period of nine months. As per their respective termination/separation agreements, in the event that the employment of Mr. Foley or Mr. Reece is terminated without cause, each individual would be entitled to receive his then current salary for a period of six months. In each of the aforementioned termination/separation agreements, “Cause” is defined to mean: “A good faith finding by us of your failure to perform the duties reasonably assigned to you; dishonesty, gross negligence or misconduct, or your conviction, or your entry of a pleading of guilty or nolo contender, to any crime involving more turpitude or any felony.”
     If the employment of Mr. Sciacca was terminated without cause on March 31, 2008, Mr. Sciacca would be entitled to receive a payment of $124,137 over a nine month period. If the employment of Mr. Foley or Mr. Reece was terminated without cause on March 31, 2008, each would be entitled to receive a payment of $76,635 and $75,195, respectively, over a six month period.
2005 Stock Option and Stock Incentive Plan
     Restricted shares awarded to a participant in the 2005 Stock Option and Stock Incentive Plan will be forfeited and returned to us in the event of a termination of continuous service by the participant for any reason other than death or disability. In the event of death or disability, such shares will not be forfeited and will no longer be subject to restrictions. With respect to unexercised options granted under the 2005 Stock Option and Stock Incentive Plan, in the event of termination of employment for any reason other than death or disability, such options, will terminate three months after the date of termination of employment. In the event of death or disability, the participant’s executor, administrator, legal guardian or custodian, as applicable, may exercise the participant’s vested options within one year of termination of employment.

     If the continuous service of a participant is involuntarily terminated for any reason, other than for cause, within 18 months of a change in control, any restricted period with respect to restricted stock awarded will lapse and such shares will become fully vested. A “change in control,” as defined in the 2005 Stock Option and Stock Incentive Plan, includes a change in holders of more than 50% of our outstanding voting stock within a 12 month period or any other event deemed to be a change in control by the Compensation Committee.
     In the event of a change in control, options to purchase shares of our common stock awarded under the 2005 Stock Option and Stock Incentive Plan may be exercised for up to 100% of the total number of shares then subject to the option minus the number of shares previously purchased upon exercise of the option and the vesting date may accelerate accordingly. In addition, in the event of a sale or a proposed sale of the majority of our stock or assets or a proposed change in control, the Compensation Committee has the right to terminate options granted under the 2005 Stock Option and Stock Incentive Plan upon thirty days prior written notice, subject to the participant’s right to exercise such option to the extent vested prior to such termination.
     If the change of control had occurred on March 31, 2008, our named executive officers would not have received the value of the potential benefit that each such executive might be entitled to receive upon a change of control under our 2005 Stock Option and Stock Incentive Plan because the $3.00 per share exercise price of unvested options exceeded the $1.55 closing price per share of our common stock on March 31, 2008.
1994 Key Employee Stock Option Plan
     Upon termination of a participant’s employment for reason other than death, disability or retirement (defined as termination of employment by a participant on or after attainment of age 65), the participant may, within three months from the date of such termination, exercise all or any part of the participant’s vested options, provided such termination was not for cause. If such termination was for cause, the right of the participant to exercise such options will terminate immediately.
     Upon termination of a participant’s employment by reason of disability or retirement, the participant may, within two years after the date of retirement or the date which is six months after the participant is first absent from active employment due to disability exercise all or a part of the participant’s vested options. In the event of the death of a participant, the participant’s beneficiary shall have the right to exercise vested options until the expiration of the earlier of two years from the date of the participant’s death or the date of expiration of the options pursuant to the termination provisions of the 1994 Key Employee Stock Option Plan.
     All unvested options expire at the date of the termination of employment. Notwithstanding the foregoing, the Compensation Committee may permit a participant, who terminates employment by retirement (prior to or after the attainment of age 65) and who will continue to render significant services to us or one of our subsidiaries after his or her retirement, to continue to accrue service with respect to the right to exercise his or her options during the period in which the individual continues to render such services.

Fiscal 2008 Director Compensation
     Our compensation program for outside directors is designed to enable us to attract, retain and motivate highly qualified directors to serve on our Board of Directors. It is also intended to further align the interests of our directors with those of our shareholders. The following table sets forth information regarding the compensation of our outside directors for the fiscal year 2008.

	Fees earned
	or paid in	Option
	cash	Awards	Total
Name	($)	($)(1)(2)	($)
John H. Grover	$7,000	$488	$7,488
Chairman of the Board
Thomas L. Hewitt	7,000	488	7,488
Director
Gerald F. Ryles	7,000	1,634 (3)	8,634
Director
Arch C. Scurlock, Jr.	7,000	1,173 (4)	8,173
Director
John M. Toups	7,000	488	7,488
Director
Daniel R. Young	7,000	488	7,488
Director

(1)	As of March 31, 2008, the following represented the aggregate number of shares of common stock issuable upon the exercise of outstanding options granted to each of the above named directors: (i) Mr. Grover — 15,100; (ii) Mr. Hewitt -14,100; (iii) Mr. Ryles — 5,390 (iv) Mr. Scurlock -9,100; (v) Mr. Toups -15,100;and (vi) Mr. Young -12,100.

(2)	This column represents the dollar amount recognized for financial reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to each director in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94% and disregarding the estimate of forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense related to awards granted in and prior to the 2007 fiscal year, as applicable, and do not correspond to the actual value that will be recognized by each director.

(3)	This represents the dollar amount recognized for financial reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to Mr. Ryles in prior years of $1,634 in accordance with SFAS 123R upon being elected to serve on the Board of Directors. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 36.25%, an expected term to exercise of 6.25 years and an interest rate of 2.63% and disregarding the estimate of forfeitures related to service-based vesting conditions. This amount reflects our accounting expense and will not correspond to the actual value that will be recognized by Mr. Ryles.

(4)	This represents the dollar amount recognized for financial reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to Mr. Scurlock in prior years of $685 in accordance with SFAS 123R upon being elected to serve on the Board of Directors. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 43.32%, an expected term to exercise of 6.25 years and an interest rate of .95% and disregarding the estimate of forfeitures related to service-based vesting conditions. This amount reflects our accounting expense and will not correspond to the actual value that will be recognized by Mr. Scurlock.

Director Compensation Description
     Non-employee directors receive an annual fee of $1,000. Prior to March 1, 2008, non-employee directors also received $2,000 for each regular meeting of our Board of Directors attended in person and $1,000 for each regular meeting of our Board of Directors attended telephonically. In addition, prior to March 1, 2008, non-employee directors received $1,000 for each special meeting of our Board of Directors attended. Effective March 1, 2008, the fee for each regular or special meeting attendance was reduced to $100 per meeting.
     Under our Non-Employee Directors Stock Option Plan, each director was granted options to purchase 5,000 shares of common stock on the first of the month following the date of the annual meeting of shareholders on which he was initially elected and was granted options to purchase up to 2,000 shares of common stock on each annual re-election by the shareholders as one of our directors. Such options were granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. No further options may be granted pursuant to our Non-Employee Directors Stock Option Plan. Each non-employee director is eligible to receive awards under our 2005 Stock Option and Stock Incentive Plan. On September 10, 2008, the outside directors received options to purchase 2,000 shares of our common stock at an exercise price of $0.66 per share. This option award vests in one year from the date of grant.
Compensation Committee Interlocks and Insider Participation
     Each of Messrs. Grover, Toups and Hewitt, constituting all members of the Compensation Committee during the fiscal year ended March 31, 2008, were independent as defined by the applicable rules of the AMEX Company Guide. During fiscal 2008, none of the members of the Compensation Committee: (i) were officers or employees or former employees of our company or our subsidiaries; (ii) were former officers of our company or our subsidiaries; or (iii) had any relationships requiring disclosure by our company under the SEC’s rules requiring disclosure of related party transactions. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or the Compensation Committee.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with the management of the Company. Based on this review and these discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and the proxy statement.
     This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this document.

Compensation Committee John H. Grover (Chairman) John M. Toups Thomas Hewitt

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth as of September 30, 2008 the number of shares of common stock beneficially owned by: (1) each person who owned of record, or is known by us to have beneficially owned, 5% or more of such shares then outstanding; (2) each director; (3) each named executive officer; and (4) all executive officers and directors as a group. Information as to the beneficial ownership is based upon statements furnished to us by such persons. As of September 30, 2008, 3,175,206 shares of our common stock were issued and outstanding. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Halifax Corporation of Virginia, 5250 Cherokee Avenue, Alexandria, VA 22312.

	Amount and
	Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner	Ownership		Class
Nancy M. Scurlock	396,045	(1)	12.5%
10575 NW Skyline Boulevard Portland, OR 97231

The Arch C. Scurlock Children’s Trust	396,045	(2)	12.5%
c/o Ms. Kelly Thompson 46 S. Glebe Rd. #200 Arlington, VA 22204

Gary M. Lukowski	157,773	(3)	5.0%
11321 NE 120th Street Kirkland, WA 98034

Jai N. Gupta,	173,955	(4)	5.5%
Shashi A. Gupta and RSSJ Associates LLC 1173 Dolly Madison Blvd. McLean, VA 22101

Chester M. Arnold	177,033	(5)	5.6%
40 Fair winds Drive Osterville, MA 02655

John H. Grover	55,885	(6)	1.8%

John M. Toups	42,031	(7)	1.3%

Thomas L. Hewitt	38,431	(8)	1.2%

Arch C. Scurlock, Jr.	26,250	(9)	*

Daniel R. Young	36,431	(10)	1.1%

Charles L. McNew	173,831	(11)	5.2%

Joseph Sciacca	98,409	(12)	3.0%

Hugh M. Foley	49,165	(13)	1.5%

Douglas H. Reece	12,500	(14)	*

Directors and officers as a group (9 persons)	532,933	(15)	15.2%

*	Less than 1%.

(1)	Represents 392,961 shares held directly, as well as 3,083.5 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan, which are exercisable within 60 days of September 30, 2008.

(2)	Represents 392,961 shares held directly, as well as 3,083.5 shares subject to options granted pursuant to the Non-Employer Directors Stock Option Plan, which are exercisable within 60 days of September 30, 2008. Arch C. Scurlock, Jr., our director, is a trustee and beneficiary of this trust. Additionally, John H. Grover, our director, is a trustee of this trust. Messrs. Scurlock and Grover disclaim beneficial ownership of the shares beneficially owned by the trust because they do not have voting or investment control in accordance with rules and regulations promulgated under the Exchange Act.

(3)	Based on a Schedule 13D filed with the SEC on September 9, 2003, in which Mr. Lukowski, our former employee, reported sole voting and dispositive power over 157,773 shares held directly.

(4)	Based on a Schedule 13D/A filed with the SEC on September 8, 2003 by Jai N. Gupta, Shashi A. Gupta and RSSJ Associates LLC. Represents 121,655 shares held directly by RSSJ Associates LLC and 52,300 shares held directly by Jai M. Gupta. Mr. and Mrs. Gupta are the sole owners of RSSJ Associates LLC and, as a result, are deemed to beneficially own 173,955 shares held directly by RSSJ Associates LLC.

(5)	Based on a Schedule 13G filed with the SEC on March 6, 2008 by Chester M. Arnold. Represents 127,033 shares held directly by Mr. Arnold and 50,000 shares held by Mr. Arnold’s wife.

(6)	Represents 1,500 shares held by the John H. Grover Revocable Trust, 41,285 shares owned by Grofam, L.P. and 13,100 shares subject to options granted pursuant the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Grover serves as trustee (see note 2 above).

(7)	Represents 28,931 shares held directly as well as 13,100 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(8)	Represents 24,331 shares held by the Hewitt Family, LLC and 14,100 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(9)	Represents 17,150 shares held directly and 9,100 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Scurlock serves as a trustee and is a beneficiary (see note 2 above).

(10)	Represents 24,331 shares held directly as well as 12,100 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(11)	Represents 8,500 shares held directly, 24,331 shares held indirectly by a trust for a retirement account, 141,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(12)	Represents 9,925 shares held directly, 19,484 shares held indirectly by a trust for a retirement account, 69,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(13)	Represents 12,165 shares held indirectly by a trust for a retirement account, as well as 37,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(14)	Represents 12,500 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.

(15)	Represents 90,337 shares held directly, 121,596 shares held indirectly, 321,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and the 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of September 30, 2008.
Information in response to Item 201(d) of Regulation S-K regarding our equity compensation plans is included in “Item 12’. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Annual Report on Form 10-K filed with the SEC on July 16, 2008 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
     On June 29, 2007, we amended our 8% promissory note in the aggregate principal amount of $500,000 dated November 2, 1998, as amended June 29, 2005, and 8% promissory note in the aggregate principal amount of $500,000 dated November 5, 1998, as amended June 29, 2005, to extend the maturity date of each promissory note to July 1, 2009. All other terms and conditions of the promissory notes remain the same. The holders of the 8% promissory notes are The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock. Each holder owns more than 10% of our common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of The Arch C. Scurlock Children’s Trust, and John H. Grover, a trustee of The Arch C. Scurlock Children’s Trust, are members of our Board of Directors. During our 2007 fiscal year, we paid $50,000 of accrued interest on the promissory notes. During our 2008 fiscal year, we did not make any interest payment on the promissory notes. At September 30, 2008, the aggregate balance of the promissory notes was $1.0 million.
     On May 24, 2007, the Audit Committee adopted written policies and procedures regarding related party transactions. Our related party transactions policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which we or any of our subsidiaries was, is or will be a participant and the amount involved exceeds $1,000, and in which any related party had, has or will have a direct or indirect interest. Under this policy, the Audit Committee must approve all related party transactions between us or one of our subsidiaries and a director, nominee for director, executive officer, five percent shareholder, certain related entities or immediate family members of a director, executive officer or five percent shareholder that would be required to be disclosed in our proxy statements. The policy also authorizes the Chairperson of the Audit Committee to approve, or reject, proposed related party transactions in those instances in which it is not practicable or desirable for us to wait until the next Audit Committee meeting. Pursuant to the policy, the Audit Committee or the Chairperson of the Audit Committee, as applicable, is authorized to approve only those related party transactions that are reasonably necessary to our business and fair to us, as the Audit Committee or its Chairperson determines in good faith.
     All interested parties who wish to communicate with our Audit Committee may do so by addressing their written correspondence to the Audit Committee at Halifax Corporation of Virginia, 5250 Cherokee Avenue, Alexandria, VA 22312.
Director Independence
     Our Board of Directors has determined that Messrs. Grover, Toups, Hewitt and Young are independent as defined by the applicable rules of the AMEX Company Guide. In addition, our Board of Directors has determined that a majority of its members are independent as defined by the applicable rules of the AMEX Company Guide. In making this determination, our Board of Directors considered the relationship of Mr. Grover as a trustee of The Arch C. Scurlock Children’s Trust, one of our 10% shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Grant Thornton LLP, referred to as Grant Thornton in this document, served as our independent public accountant and our subsidiaries from July 2004 to January 7, 2008. On January 25, 2008, the Audit Committee formally approved Reznick Group, P.C., referred to as Reznick in this document, as our independent public accountant for the fiscal year ended March 31, 2008.
Independent Public Accountant Fee Information
     We were advised by Reznick and Grant Thornton, respectively, that no member of either firm has any direct or indirect interest in our business or any of our subsidiaries or has had, since its appointment, any connection with us or any of our subsidiaries in the capacity of promoter, underwriter, voting trustee, director, officer or employee.

     Aggregate fees for professional services rendered for us by Reznick and Grant Thornton, as applicable, for the fiscal years ended March 31, 2008 and 2007 were as follows:

	2008	2007
Audit Fees	$227,611	$316,855
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$227,611	$316,855
     All services performed by Reznick and Grant Thornton were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Reznick’s and Grant Thornton’s independence.
     Audit Fees. The audit fees billed by Reznick for the fiscal year ended March 31, 2008 and Grant Thornton for the fiscal years ended March 31, 2008 and 2007 were for professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with the review of documents filed with the SEC.
     Audit-Related Fees. There were no audit related fees billed for the fiscal years ended March 31, 2008 and 2007.
     Tax Fees. There were no tax fees billed for the fiscal years ended March 31, 2008 and 2007.
     All Other Fees. There were no other fees billed for the fiscal years ended March 31, 2008 and 2007.
Pre-Approval Policies and Procedures
     The Audit Committee must approve all auditing services and non-audit services provided by our independent public accountant. The non-audit services specified in Section 10A(g) of the Exchange Act may not be provided by our independent public accountant. The Audit Committee will periodically review fees for services rendered with the full Board of Directors.

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

HALIFAX CORPORATION OF VIRGINIA
By:	/s/ Charles L. McNew
Charles L. McNew
President and Chief Executive Officer

Date: October 24, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Charles L. McNew, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.