Form 10-Q
period 2008-09-30
HALIFAX CORP OF VIRGINIA
filed 2008-10-30
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of October 28, 2008.

HALIFAX CORPORATION OF VIRGINIA
PART I FINANCIAL INFORMATION

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(Amounts in thousands, except share data)	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$550	$232
Accounts receivable, net	6,120	10,206
Inventory, net	3,048	3,240
Prepaid expenses and other current assets	232	220

TOTAL CURRENT ASSETS	9,950	13,898

PROPERTY AND EQUIPMENT, net	804	1,001
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	518	662
OTHER ASSETS	99	111

TOTAL ASSETS	$14,289	$18,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,017	$2,807
Accrued expenses	2,016	2,473
Deferred maintenance revenues	2,742	4,309
Current portion of long-term debt	284	276
Bank debt	2,689	4,448
Auxiliary line of credit	—	60
Income taxes payable	93	35

TOTAL CURRENT LIABILITIES	9,841	14,408

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	177	325
DEFERRED INCOME	69	99

TOTAL LIABILITIES	11,087	15,832

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares, Issued — 3,431,890 as of September 30, 2008 and March 31, 2008 Outstanding — 3,175,206 shares as of September 30, 2008 and March 31, 2008	828	828
Additional paid-in capital	9,089	9,075
Accumulated deficit	(6,503)	(6,933)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,202	2,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,289	$18,590

See accompanying notes.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousand, except share and per share data)	2008	2007	2008	2007

Revenues	$8,906	$11,925	$17,923	$24,386

Operating costs and expenses	7,505	10,370	15,009	21,349

Gross margin	1,401	1,555	2,914	3,037

Selling and marketing expense	208	242	404	470
General and administrative expense	846	911	1,846	1,845

Operating income	347	402	664	722

Other income	(1)	(8)	(1)	(19)
Interest expense	93	188	176	379

Income before income taxes	255	222	489	362

Income tax expense	28	20	59	25

Net income	$227	$202	$430	$337

Earnings per share — basic	$.07	$.06	$.14	$.11

Earnings per share — diluted	$.07	$.06	$.14	$.11

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,176,549	3,179,065	3,176,766	3,179,754
See accompanying notes.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Six Months Ended
	September 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:

Net income	$430	$337

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396	430
Equity based compensation	14	12
Changes in assets and liabilities:
Accounts receivable	4,086	480
Inventory	192	(168)
Prepaid expenses and other assets	—	(217)
Accounts payable and accrued expenses	(1,247)	(753)
Income taxes payable	58	21
Deferred maintenance revenue	(1,567)	(863)
Deferred income	(30)	(30)

Net cash provided by (used in) operating activities	2,332	(751)

Cash flows from investing activities:

Acquisition of property and equipment	(55)	(118)
Restricted cash	—	(16)

Net cash used in investing activities	(55)	(134)

Cash flows from financing activities:

Proceeds from debt borrowings	18,001	22,260
Repayments of debt	(19,760)	(22,194)
Repayment of auxiliary line of credit	(60)	—
Repayment of other debt	(140)	—

Net cash (used in) provided by financing activities	(1.959)	52

Net increase (decrease) in cash	318	(883)

Cash at beginning of period	232	1,078

Cash at end of period	550	$245

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$136	$321

Cash paid for income taxes	$1	$6

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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The Accounting Policies followed by the company with respect to unaudited interim financial statements are consistent with those stated in the company’s annual report on Form 10-K. The accompanying March 31, 2008 financial statements were derived from the company’s audited financial statements. The results for the three and six months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.
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
The Company is continuing to focus on its core high availability logistics and maintenance services business while at the same time evaluating its future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. The Company’s cost containment strategies included reductions in its workforce, consolidating and reducing its leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three months and six ended September 30, 2008, the Company benefited from the cost actions undertaken during the last part of fiscal year 2008. The Company has also begun marketing its enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
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
On July 1, 2008, the Company entered into the Loan Agreement, with Textron Financial Corporation, referred to as the lender (see note 6). The Loan Agreement replaced our Fourth Amended and Restated Loan and Security

Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008. Generally, under the revolving credit facility of the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. Management believes that available funds, together with the new loan agreement, will be adequate to satisfy the Company’s current and planned operations for at least through fiscal year 2009.
Note 2 — Accounts Receivable
Trade accounts receivable consist of:

(Amounts in thousands)	September 30, 2008	March 31, 2008
Amounts billed	$6,137	$10,283
Amounts unbilled	261	73
Allowance for doubtful accounts	(278)	(150)

Accounts receivable, net	$6,120	$10,206

Note 3 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of an allowance for obsolescence of $883,000 at September 30, 2008 and $1.2 million at March 31, 2008.
Note 4 — Goodwill and Other Intangible Assets
Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock were less than the carrying value of the Company.
Management also reviews the Company’s financial position quarterly for other triggering events as described in SFAS No. 142. Should actual results not meet expectations or assumptions change in future years, the impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of the Company’s assets and results from operations.
Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has one reporting unit, in the test and measurement business, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.
The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

As the Company consists of only one reporting unit, and is publicly traded, management estimates of the fair value was prepared by weighting four different valuation methods: the cash flow method, the guideline company method, the mergers and acquisition method and a market approach.
The Company completed the annual impairment test required under SFAS 142 as of December 31, 2007 and determined that there was no impairment to the recorded goodwill balance of $2.9 million.
As a result of the decline in the Company’s stock price since December 31, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of June 30, 2008 and September 30, 2008 respectively, to identify whether a potential impairment of the Company’s recorded goodwill existed. The Company completed its updated impairment tests as of June 30, 2008 and September 30, 2008 and determined that there was no impairment to the recorded goodwill balance of $2.9 million.
If the Company’s revenues and cost forecasts are not achieved, the Company fails to have continued profitability and market acceptance, or the market conditions in the stock market cause the valuation to decline, the Company may incur charges for impairment of goodwill. A significant impairment could result in additional charges and have a material adverse impact on the consolidated financial condition and operating results.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at September 30, 2008.
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
There was no increase recorded through September 30, 2008 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the statements of operations. For the three months ended September 30, 2008, the Company has not recorded any material interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of September 30, 2008, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.
The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of September 30, 2008; no changes in settled tax years have occurred through September 30, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
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

Note 6 — Debt Obligations
On July 1, 2008, the Company entered into a Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation. The Loan Agreement replaced the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. As of September 30, 2008 the Company had approximately $1,311,000 available under its credit facility.
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
The Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of September 30, 2008, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s Loan Agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by the Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $262,000 at September 30, 2008.
Note 7 — Stock Based Compensation and Earnings per Share
During the quarter ended September 30, 2008, there were grants of stock options to purchase 12,000 shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were no terminations/expirations of options during the three months ended September 30, 2008 and 1,600 terminations/expirations of options and no exercises of options to purchase shares of the Company’s common stock during the six month period ended September 30, 2008.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at September 30, 2008.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$.66	12,000	9.95 years	$.66	—	$—
3.40	27,800	6.94 years	3.40	27,800	3.40
3.00	61,400	7.80 years	3.00	24,800	3.00

	101,200		$3.12	52,600	$3.21

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at September 30, 2008. There were terminations/expirations of 11,810 options and no exercises of options to purchase shares of the Company’s common stock. No grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$5.50-7.56	72,000	1.28 years	$6.79	72,000	$6.79
5.38-7.06	64,500	1.74 years	6.09	64,500	6.09
1.80-4.05	70,000	3.17 years	3.03	70,000	3.03
3.10-5.00	45,667	4.18 years	4.02	45,667	4.02
4.11	13,000	4.81 years	4.11	13,000	4.11
4.45-5.02	76,690	5.85 years	5.02	76,690	5.02

	341,587		$5.02	341,587	$5.02

The intrinsic value of stock options outstanding at September 30, 2008 was $0.
As of September 30, 2008, there was $60,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years.
For the six months ended September 30, 2008 and 2007, the Company recorded share based compensation expense of approximately $14,000 and $12,000, respectively.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousands except share data.)	2008	2007	2008	2007
Numerator for earning per share:
Net income	$227	$202	$430	$337
Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206	3,175,206	3,175,206
Effect of dilutive securities:
Employee stock options	343	3,859	1,560	4,548

Denominator for diluted earnings per share weighted number of shares Outstanding	3,175,549	3,179,065	3,176,766	3,179,754

Earnings per common share-basic and diluted	$.07	$.06	$.14	$.11

Note 8 — New accounting standards
In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share”. The Company’s unvested share-based payment awards are not eligible to receive dividends; therefore EITF 03-06-1 will not have any impact on the Company’s financial statements.
In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” which the Company adopted as of April 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.
Note 9 — Commitments and Contingencies
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
On May 15, 2008, the American Stock Exchange granted us an extension until September 14, 2009 to regain compliance with the continued listing standards. As previously disclosed we had received notice from the Amex staff indicating that the Company was below certain of the Exchange’s continuing listing standards (losses in three out of four of its most recent fiscal years with shareholders equity below $4 Million) of the Amex Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange and on April 14, 2008, presented its plan to the Exchange. On May 15, 2008, the Exchange notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until September 14, 2009 to regain compliance with the continued listing standards. We will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or failure to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the American Stock Exchange.
During the quarter ended September 30, 2008, we retained an advisor to assist us in our plan to regain compliance with the continued listing standards of the American Stock exchange. We are committed to pay $100,000 in fees for advisory services through January 2009. As of September 30, 2008 we paid $20,000 of these advisory fees.

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

Management’s Plans
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three and months six ended September 30, 2008, we benefited from the cost actions undertaken during the last part of fiscal year 2008. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
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

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended September 30, 2008 and 2007, respectively, and should be read in conjunction with the consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended September 30,				Six months ended September 30,
Results of Operations	2008	2007	Change	%	2008	2007	Change	%

Revenues	$8,906	$11,925	$(3,019)	-25%	$17,923	$24,386	$6,463)	-27%

Operating costs and expenses	7,505	10,370	(2,865)	-28%	15,009	21,349	(6,340)	-30%

Percent of revenues	84%	87%			84%	88%

Gross margin	1,401	1,555	(154)	-10%	2,914	3,037	(123)	-4%
Percent of revenues	16%	13%			16%	12%

Selling and marketing expense	208	242	(34)	-14%	404	470	(66)	-14%
Percent of revenues	2%	2%			2%	2%

General & administrative expense	846	911	(65)	-7%	1,846	1,845	1	—

Percent of revenues	9%	8%			10%	8%

Operating income	347	402	(55)	-14%	664	722	(58)	-8%
Percent of revenues	4%	3%			4%	3%

Other income	(1)	(8)	(7)	-88%	(1)	(19)	(18)	-95%
Interest expense	93	188	(95)	-51%	176	379	(203)	-54%

Income before income tax	255	222	33	15%	489	362	127	35%

Income tax expense	28	20	8	40%	59	25	34	136%

Net income	$227	$202	$25	12%	$430	$337	$93	28%

Earnings per share — basic and diluted	$.07	$.06			$.14	$.11

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206	3,175,206
Diluted	3,175,549	3,179,065			3,176,766	3,179,754

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
The composition of revenues for:

	Three months ended September 30,				Six months ended September 30,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%

Services	$8,608	$11,470	$(2,862)	-25%	$17,228	$23,104	$(5876)	-25%
Product held for resale	298	455	(157)	-35%	695	1,282	(587)	-46%

Total Revenue	$8,906	$11,925	$(3,019)	-25%	$17,923	$24,386	$(6,463)	-27%

Revenues from services for the three months ended September 30, 2008 decreased 25%, or $2.9 million, to $8.6 million from $11.5 million. For the six months ended September 30, 2008 revenues from services decreased $5.9 million, or 25% from $23.1 million to $17.2 million. The decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts, including the loss of a large aeronautic manufacturing customer, somewhat offset by new higher margin business.
For the three months ended September 30, 2008, product held for resale decreased $157,000, or 35%, from $455,000 to $298,000. For the six months ended September 30, 2008 product held for resale decreased 46% or $587,000 to $695,000. The decrease was attributable several large one-time order last year which did not reoccur during the three and six months ended September 30, 2008. We continue to de-emphasize product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
Revenues for the three months ended September 30, 2008 decreased 25%, or $3.0 million, to $8.9 million from $11.9. Revenues for the six months ended September 30, 2008 decreased $6.5 million or 27% from $24.4 30, 2008, was the result of the termination of several contracts and the de-emphasis on product sales, somewhat offset by new higher margin business.
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

Operating costs and expenses were comprised of the following components:

	Three months ended September 30,				Six months ended September 30,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%

Services	$7,239	$9,952	$(2,713)	-27%	$14,377	$20,380	$(6,003)	-29%
Product held for resale	266	418	(152)	-36%	632	969	(337)	-35%

Total Revenue	$7,505	$10,370	$(2,865)	-28%	$15,009	$21,349	$(6,340)	-30%

Total costs for the three months ended September 30, 2008 decreased $2.9 million, to $7.5 million, or 28%, from $10.3 million for the same period in 2007. Total costs for the six months ended September 30, 2008 decreased $6.3 million, or 30% from $21.3 million to $15.0 million. The reduction in costs was related to the reduction in revenue, as well as cost containment efforts, and a shift away from contracts with a high degree of inventory risk.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter new markets which will positively affect our gross margins going forward.
Costs for product held for resale have decreased $152,000, from $418,000 for the three months ended September 30, 2007 to $266,000. For the six months ended September 30, 2008 product held for resale decreased 35%, or $337,000 to $632,000. The decrease in costs for products held for resale was commensurate with the reductions in revenue.
Gross Margin
For the three months ended September 30, 2008, our gross margins decreased 10%, or $154,000, from $1.6 million to $1.4 million for the period ended September 30, 2007. For the six months ended September 30, 2008 gross margin decreased $123,000 or 4% from 3.0 million to 2.9 million. As a percentage of revenue, gross margins improve to 16% for the three and six months ended September 30, 2008 compared to 13% and 12% for the respective periods last year.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $208,000 for the three months ended September 30, 2008 compared to $242,000 for the three months ended September 30, 2007, a decrease of $34,000, or 14%. For the six months ended September 30, 2008 selling and marketing decreased $66,000 from $470,000 to $404,000. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.
General and Administrative Expense
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended September 30, 2008, general and administrative expenses decreased $65,000 to $846,000 compared to $911,000, a decrease of 7% for the same period last year. For the six months ended September 30, 2008, general and administrative expenses increased modestly compared to the six months ended September 30, 2007. For the three months ended September 30, 2008 the decrease in general and administrative expense when compared to last year was decreases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting last year. For the six months ended September 30, 2008, we incurred increased bank fees associated with obtaining new financing and higher depreciation expense related to the automation tools discussed above when compared to the same period last year. Various factors such as changes in the insurance markets and related costs associated with complying with existing Securities and Exchange Commission regulations and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For each of the three months ended September 30, 2008 and 2007, we reported compensation expense of approximately $7,000 and $6,000 and $14,000 and $12,000 of expense for the six months ended September 30, 2008 and 2007, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2008 was $93,000 compared to $188,000 for the same period in 2007. Interest for the six months ended September 30, 2008 decreased $203,000 from $379,000 to $176,000 compared to the six months ended September 30, 2007. The primary reason for the decrease in interest expense during the three and six months ended September 30, 2008 was decreases in the amount of borrowings during the current period when compared to the same periods last year.
Income Tax Expense
For the three months ended September 30, 2008 we recorded income tax expense of $28,000 compared to $20,000 for the same period in 2007. For the six months ended September 30, 2008, $59,000 was recorded compared to $25,000 the six months ended September 30, 2007. Our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.
Net income
For the three months ended September 30, 2008, the net income was $227,000 compared to net income of $202,000 for the comparable period in 2007, a 12% increase in earnings. For the six months ended September 30, 2008, net income was $430,000 compared to $337,000 for the six month period ended September 30, 2007, an increase of $93,000 or 28%.
Liquidity and Capital Resources
As of September 30, 2008, we had approximately $550,000 of cash on hand. Sources of our cash for the three and six months ended September 30, 2008 have been from operations and our revolving credit facility.
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
Interest accrues on the outstanding balance at a variable rate, adjusted daily, equal to prime plus 2.75%. The prime rate generally means the greater of (a) 5% or (b) the prime commercial rate of interest per annum as announced from time to time on-line by the Wall Street Journal. All interest accrued on the outstanding principal balance will be calculated on the basis of a year of 360 days and the actual number of days elapsed in each month. Upon an event of default, the interest rate on the unpaid balance will immediately be increased by 3%. We must pay accrued interest monthly, in arrears. Accrued interest and fees will be added to the unpaid principal amount on the day such amounts are due, unless the lender elects to invoice us for such amounts. At September 30, 2008, the interest rate was 7.75%.
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
At September 30, 2008 we had working capital of $109,000 and at March 31, 2008, we had a deficit in working capital of $(510,000), respectively. The current ratio was 1.01 at September 30, 2008 compared to .96 at March 31, 2008.
Capital expenditures for the nine months ended September 30, 2008 were $56,000 as compared to $118,000 for the same period in 2007. We anticipate fiscal year 2008 technology requirements to result in capital expenditures totaling approximately $250,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at September 30, 2008. Pursuant to a subordination agreement between Textron Financial Corporation and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Textron Financial Corporation. On September 30, 2008, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $262,000 at September 30, 2008. The 8% promissory notes mature on July 1, 2009.
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
The information below summarizes our sensitivity to market risks as of September 30, 2008. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2008 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)	September 30,
Debt obligations	2008

Revolving credit agreement at the prime rate plus 1/4%. Due September 30, 2008. Interest rate at September 30, 2008 of 7.75%.	$2,689

Total variable rate debt	2,689
8% subordinated notes payable to affiliate due July 1, 2009	1,000
Long Term lease payable	461

Total fixed rate debt	1,461

Total debt	$4,150

At September 30, 2008, we had approximately $4.1 million of debt outstanding of which $1.5 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company previously reported on Form 10K for the year ended March 31, 2008 there were two material weaknesses in our internal controls over financial reporting. The Company is in the process of remediating these weaknesses.
There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
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

HALIFAX CORPORATION OF VIRGINIA (Registrant)
Date: October 30, 2008	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: October 30, 2008	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)