Form 10-Q
period 2008-12-31
HALIFAX CORP OF VIRGINIA
filed 2009-02-17
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of January 23, 2009

HALIFAX CORPORATION OF VIRGINIA

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)	December 31,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash	$846	$232
Accounts receivable, net	5,389	10,206
Inventory, net	2,809	3,240
Prepaid expenses and other current assets	246	220

TOTAL CURRENT ASSETS	9,290	13,898

PROPERTY AND EQUIPMENT, net	852	1,001
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	446	662
OTHER ASSETS	59	111

TOTAL ASSETS	$13,565	$18,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,066	$2,807
Accrued expenses	2,441	2,473
Deferred maintenance revenues	1,936	4,309
Current portion of long-term debt	327	276
Bank debt	1,987	4,448
Auxiliary line of credit	—	60
Income taxes payable	96	35

TOTAL CURRENT LIABILITIES	8,853	14,408

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	216	325
DEFERRED INCOME	55	99

TOTAL LIABILITIES	10,124	15,832

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, none issued or outstanding	—	—
Common stock, $.24 par value Authorized — 6,000,000 shares, Issued — 3,431,890 as of December 31, 2008 and March 31, 2008, respectively Outstanding — 3,175,206 shares as of December 31, 2008 and March 31, 2008, respectively	828	828
Additional paid-in capital	9,096	9,075
Accumulated deficit	(6,271)	(6,933)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,441	2,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,565	$18,590

See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousand, except share and per share data)	2008	2007	2008	2007

Revenues	$8120	$10,494	$26,043	$34,880
Operating costs and expenses	6,826	10,195	21,835	31,545

Gross margin	1,294	299	4,208	3,335

Selling and marketing	183	211	587	681
General and administrative	793	903	2,639	2,747
Provision for loss from settlement of litigation	—	410	—	410
Transaction costs	—	458	—	458

Operating income (loss)	318	(1,683)	982	(961)

Other income	(1)	(8)	(2)	(27)
Interest expense	80	155	256	534

Income (loss) before income taxes	239	(1,830)	728	(1,468)

Income tax expense	7	5	66	30

Net income (loss)	$232	$(1,835)	$662	$(1,498)

Earnings (loss) per share — basic	$.07	$(.58)	$.21	$(.47)

Earnings (loss) per share — diluted	$.07	$(.58)	$.21	$(.47)

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,175,206	3,175,206	3,176,166	3,175,206
See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$662	$(1,498)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	608	665
Share-based compensation	21	19
Changes in operating assets and liabilities:
Accounts receivable	4,817	2,742
Inventory	431	1,201
Prepaid expenses and other assets	26	381
Accounts payable and accrued expenses	(773)	(1,110)
Income taxes payable	61	51
Deferred maintenance revenue	(2,373)	(827)
Deferred income	(44)	(45)

Net cash provided by operating activities	3,436	1,579

Cash flows from investing activities:

Acquisition of property and equipment	(81)	(353)
Restricted cash	—	(23)

Net used in investing activities	(81)	(376)

Cash flows from financing activities:

Proceeds from bank borrowing	25,606	32,030
Payment of bank debt	(28,067)	(32,974)
Payment of auxiliary line of credit	(60)	(75)
Payment of other long-term debt	(220)	(23)

Net cash used in financing activities	(2,741)	(1,042)

Net increase in cash	614	161

Cash at beginning of period	232	1,078

Cash at end of period	$846	$1,239

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$196	$520

Cash paid for income taxes	$4	$6

Purchase of equipment under capitalized lease	$162	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Halifax Corporation of Virginia
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The Accounting Policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying March 31, 2008 financial statements were derived from the Company’s audited financial statements. The results for the three and nine months ended December 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.
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
The Company is continuing to focus on its core high availability logistics and maintenance services business while at the same time evaluating its future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. The Company’s cost containment strategies included reductions in its workforce, consolidating and reducing its leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three and nine months ended December 31, 2008, the Company benefited from the cost actions undertaken during the last part of fiscal year 2008. The Company has also began marketing its enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
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

Fair Value Measurements
On April 1 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.
On April 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments as of December 31, 2008.
Note 2 — Accounts Receivable
Trade accounts receivable consist of:

(Amounts in thousands)	December 31, 2008	March 31, 2008

Amounts billed	$5,378	$10,283

Amounts unbilled	255	73

Allowance for doubtful accounts	(244)	(150)

Accounts receivable, net	$5,389	$10,206

Note 3 — Inventory
Inventory consists principally of spare parts, computers and computer peripherals, hardware and software. Inventory is recorded net of an allowance for obsolescence of $957,000 at December 31, 2008 and $1.2 million at March 31, 2008.
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
The Company completed the annual impairment test required under SFAS 142 as of December 31, 2008 and determined that the fair value of the reporting unit exceed its carrying amount, including goodwill. As the Company consists of only one reporting unit, and is publicly traded, management estimates of the fair value was prepared by weighting three different valuation methods: the discounted cash flow method, the mergers and acquisition method and an indication to value based on the quoted market price of the Company’s stock. The Company heavily weighted the discounted cash flow method and the mergers and acquisition method in determining the fair value of the reporting unit. Due to the lack of an active trading market for the Company’s stock, the Company’s quoted market price was not considered as strong an indication of value of the reporting unit.
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
Note 5 — Accounts Payable
Accounts payable represents amounts owed to third parties at the end of the period. The Company included drafts outstanding in accounts payable of approximately $515,000 and $659,000 at December 31, 2008 and March 31, 2008, respectively.
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
Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at December 31, 2008.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes”, as of April 1, 2007. This standard modifies the previous guidance provided by FASB Statement No. 5 (“FAS 5”), "Accounting for Contingencies” and FASB No. 109 (“FAS 109”), "Accounting for Income Taxes for uncertainties related to the Company’s income tax liabilities”. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is a $20,000 cumulative effect inclusive of penalty and interest allocable to equity or derecognition of deferred tax assets as a result of adopting this standard. The adjustment was due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There was no increase recorded through December 31, 2008 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the consolidated statements of operations. For the three and nine months ended December 31, 2008, the Company has not recorded any material interest or penalty expense related to income taxes. The total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would have a $20,000 effect on income tax expense and would impact the effective tax rate.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of December 31, 2008; no changes in settled tax years have occurred through December 31, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
Note 7 — Debt Obligations
On July 1, 2008, the Company entered into a Loan and Security Agreement, referred to as the Loan Agreement, with Textron Financial Corporation. The Loan Agreement replaced the Fourth Amended and Restated Loan and Security Agreement dated as of June 29, 2007 (as amended by the First Amendment and Waiver dated November 13, 2007, the Second Amendment and Waiver dated January 31, 2008 and the Third Amendment and Waiver dated April 30, 2008) with Provident Bank, which terminated on June 30, 2008, referred to as the Old Credit Facility. Generally, under the revolving credit facility of the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. As of December 31, 2008 the Company had approximately $2.0 million available under its credit facility.
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
The Company’s 8% promissory notes maturity date was extended to July 1, 2009. As of December 31, 2008, the aggregate principal balance of the 8% promissory notes was $1.0 million.
The Company’s Loan Agreement requires the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates. Interest expense on the subordinated debt owned by the Affiliates is accrued on a current basis.
The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $282,000 at December 31, 2008.
Note 8 — Stock Based Compensation and Earnings per Share
During the quarter ended December 31, 2008, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were no terminations/expirations of options during the three months ended December 31, 2008 and 1,600 terminations/expirations of options and no exercises of options to purchase shares of the Company’s common stock during the nine month period ended December 31, 2008.

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at December 31, 2008.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$ .66	12,000	9.69 years	$.66	—	$—
3.40	27,800	6.69 years	3.40	27,800	3.40
3.00	61,400	7.55 years	3.00	24,800	3.00

	101,200		$2.83	52,600	$3.21

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at December 31, 2008. For the three months ended December 31, 2008 there were 500 terminations of options and no exercises of options and for the nine months then ended, there were terminations/expirations of 12,310 options and no exercises of options to purchase shares of the Company’s common stock. No grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$5.50-7.56	72,000	1.03 years	$6.14	72,000	$6.14
5.38-7.06	64,000	1.49 years	5.81	64,000	5.81
1.80-4.05	70,000	2.92 years	3.51	70,000	3.51
3.10-5.00	45,667	3.93 years	3.51	45,667	3.51
4.11	13,000	4.55 years	4.57	13,000	4.57
4.45-5.02	76,690	5.60 years	4.11	76,690	4.11

	341,357		$4.76	341,357	$4.76

The intrinsic value of stock options outstanding at December 31, 2008 was $0.
As of December 31, 2008, there was $52,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years.
For the nine months ended December 31, 2008 and 2007, the Company recorded share based compensation expense of approximately $21,000 and $19,000, respectively.
Earnings (loss) per common share- The computation of basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares including adjustments to both net income and shares outstanding when dilutive, including potential common shares from options and warrants to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands except share data.)	2008	2007	2008	2007

Numerator for earning per share:

Net income (loss)	$232	$(1,835)	$662	$(1,498)

Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206	3,175,206	3,175,206

Effect of dilutive securities:

Employee stock options	—	—	960	—

Denominator for diluted earnings per share weighted number of shares Outstanding	3,175,206	3,175,206	3,176,166	3,175,206

Basic (loss) earnings per common share	$.07	$(.58)	$.21	$(.47)

Diluted (loss) earnings per common share	$.07	$(.58)	$.21	$(.47)

Note 9 — Recent accounting pronouncements
During the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.
In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.
Note 10 — Commitments and Contingencies
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

On May 15, 2008, the NYSE Alternext (“Alternext”), formerly the American Stock Exchange granted us an extension until September 14, 2009 to regain compliance with the continued listing standards. As previously disclosed we had received notice from the Alternext staff indicating that the Company was below certain of the Exchange’s continuing listing standards (losses in three out of four of its most recent fiscal years with shareholders equity below $4 Million) of the Alternext Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange and on April 14, 2008, presented its plan to Alternext. On May 15, 2008, Alternext notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until September 14, 2009 to regain compliance with the continued listing standards. We will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or failure to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the NYSE Alternext.
During the three months ended December 31, 2008, we retained an advisor to assist us in our plan to regain compliance with the continued listing standards of the American Stock exchange. We are committed to pay $100,000 in fees for advisory services. As of December 31, 2008 we paid $80,000 of these advisory fees.
During the three months ended December 31, 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware. The total fair market value of this software was approximately $87,000 with a lease term of four years. The total fair market value of the hardware was approximately $75,000 with a lease term of three years. These leases were classified as capital lease obligations.

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

Management’s Plans
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three and months nine ended December 31, 2008, we benefited from the cost actions undertaken during the last part of fiscal year 2008. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
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

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended December 31, 2008 and 2007, respectively, and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

(amounts in thousands, except	Three months ended December 31,				Nine months ended December 31,
share data)
Results of Operations	2008	2007	Change	%	2008	2007	Change	%

Revenues	$8,120	$10,494	(2,374)	-22.6	$26,043	$34,880	(8,837)	-25.3

Operating costs and expenses	6,826	10,195	3,369	333.0	21,835	31,545	9,710	30.8

Percent of revenues	84%	97%			84%	90%

Gross margin	1,294	299	995	332.8%	4,208	3,335	873	26.1%
Percent of revenues	16%	3%			16%	10%

Selling and marketing	183	211	28	13.3	587	681	94	14%
Percent of revenues	2%	2%			2%	2%

General & administrative	793	903	110	12.2	2,639	2,747	108	3.9
Percent of revenues	10%	9%			10%	8%

Provision for loss on settlement of litigation	—	410	410	N/M	—	410	410	N/M
Transaction costs	—	458	458	N/M	—	458	458	N/M

Operating (loss) income	318	(1,683)	2,001	629%	982	(961)	1,943	197%
Percent of revenues	4%	(16%)			4%	(3%)

Other income	(1)	(8)	(7)	-88	(2)	(27)	(25)	-92%
Interest expense	80	155	75	49%	256	534	278	52%

Income (loss) before income tax	239	(1,830)	2,069	865%	728	(1,468)	2,196	301%

Income tax expense	7	5	(2)	-40%	66	30	(36)	120%

Net income (loss)	$232	$(1,835)	$2,067	891%	$662	$(1,498)	$2,160	326%

Earnings per share — basic:	$.07	$(.58)			$.21	$(.47)

Earnings per share — diluted:	$.07	$(.58)			$.21	$(.47)

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206	3,175,206
Diluted	3,175,206	3,175,206			3,176,166	3,175,206

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
The composition of revenues for:

( in thousands)	Three months ended December 31,				Nine months ended December 31,
	2008	2007	Change	%	2008	2007	Change	%

Services	$7,922	$9,907	$(1,985)	-20.0%	$25,150	$33,011	$(7,861)	-23.8%
Product held for resale	198	587	(389)	-66.2%	893	1,869	(976)	-52.2

Total Revenue	$8,120	$10,494	$(2,374)	-22.6%	$26,043	$34,880	$(8,837)	-25.3%

Revenues from services for the three months ended December 31, 2008 decreased 20%, or $2.0 million, to $7.9 million from $9.9 million. For the nine months ended December 31, 2008 revenues from services decreased $7.9 million, or 24% from $33.0 million to $25.1 million. The decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts, including the loss of a large aeronautic manufacturing customer, partially offset by new higher margin business.
For the three months ended December 31, 2008, product held for resale decreased $389,000, or 66%, from $587,000 to $198,000. For the nine months ended December 31, 2008 product held for resale decreased 52% or $1,869,000 to $893,000. The decrease was attributable to several large one-time orders last year which did not reoccur during the three and nine months ended December 31, 2008. We continue to de-emphasize product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
Revenues for the three months ended December 31, 2008 decreased 23%, or $2.4 million, to $8.1 million from $10.5 million. Revenues for the nine months ended December 31, 2008 decreased $8.8 million or 25% from $34.8 million compared to $26.0 for 2008. The decrease in revenues was the result of the termination of several contracts and the de-emphasis on product sales, partially offset by new higher margin business.
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
The variable components of costs associated with fixed price contracts are part costs, overtime, subcontracted labor, mileage reimbursed, and freight. Parts costs are highly variable and dependent on several factors, based on the types of equipment serviced, equipment age and usage, and environment. On long-term fixed unit-price contracts, parts and peripherals are consumed on service calls.
For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Operating costs and expenses were comprised of the following components:

( in thousands)	Three months ended December 31,					Nine months ended December 31,
	2008	2007	Change	%	2008	2007	Change	%

Services	$6,644	$9,680	$3,036	31.3%	$21,021	$29,846	$8,825	29.5%
Product held for resale	182	515	333	64.6%	814	1,699	885	52.0%

Total Operating costs and expenses	$6,826	$10,195	$3,369	39.1%	$21,835	$31,545	$9,710	30.8%

Total operating costs and expenses for the three months ended December 31, 2008 decreased $3.3 million, to $6.8 million, or 39%, from $10.1 million for the same period in 2007. Total operating costs and expenses for the nine months ended December 31, 2008 decreased $9.7 million, or 31% from $31.5 million to $21.8 million. The reduction in costs was related to the corresponding reduction in revenue, as well as cost containment efforts, and a shift away from contracts with a high degree of inventory risk. In addition, due to several contract losses last year, we incurred a $1.0 million charge for obsolete inventory for the three and nine months ended December 31, 2007.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter new markets which will positively affect our gross margins going forward.
Costs for product held for resale have decreased $333,000, from $515,000 for the three months ended December 31, 2007 to $182,000. For the nine months ended December 31, 2008 product held for resale decreased 52%, or $885,000 to $814,000. The decrease in costs for products held for resale was commensurate with the reductions in revenue.
Gross Margin
For the three months ended December 31, 2008, our gross margins increased 332%, or $995,000, from $299,000 for the period ended December 31, 2008 to $1.3 million. For the nine months ended December 31, 2008 gross margin increased approximately $900,000 or 26% from $3.3 million to $4.2 million. As a percentage of revenue, gross margins improve to 16% for the three and nine months ended December 31, 2008 compared to 3% and 10% for the respective periods last year. As discussed above the improvement in gross margins was attributable to a shift in our business model away from high concentrations in part costs and its associated inventory obsolescence risk, the introduction of our enterprise solution offering, cost containment strategies, and a onetime charge to increase the inventory obsolescence during last fiscal that did not reoccur this year.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $183,000 for the three months ended December 31, 2008 compared to $211,000 for the three months ended December 31, 2007, a decrease of $28,000, or 13%. For the nine months ended December 31, 2008 selling and marketing decreased $94,000 from $681,000 to $587,000, a decrease of 14%. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.
General and Administrative Expense
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended December 31, 2008, general and administrative expenses decreased $110,000 to $793,000 compared to $903,000, a decrease of 12% for the same period last year. For the nine months ended December 31, 2008, general and administrative expenses decreased approximately $100,000 to $2.6 million compared to $2.7 million for the nine months ended December 31, 2007. For the three months and nine months ended December 31, 2008, the decrease in general and administrative expense when compared to last year was attributable to decreases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting last year and reductions in occupancy costs offset by increased bank fees associated with obtaining new financing and higher depreciation expense related to the automation tools discussed above when compared to the same period last year. Various factors such as changes in the markets due to economic conditions, employee costs and benefits, and costs associated with complying with existing Securities and Exchange Commission regulations related to SOX and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and recognized as expense over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimated volatility, dividend yield, expected term and estimated forfeitures of the options granted and are included in general and administrative expense. For each of the three months ended December 31, 2008 and 2007, we reported compensation expense of approximately $8,000 and $7,500 and $21,000 and $19,000 of expense for the nine months ended December 31, 2008 and 2007, respectively.
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
Interest Expense
Interest expense for the three months ended December 31, 2008 was $80,000 compared to $115,000 for the same period in 2007. Interest for the nine months ended December 31, 2008 decreased $278,000 from $534,000 to $256,000 compared to the nine months ended December 31, 2007. The primary reason for the decrease in interest expense during the three and nine months ended December 31, 2008 was the result of decreases in the amount of borrowings during the current period when compared to the same periods last year.
Income Tax Expense
For the three months ended December 31, 2008, we recorded income tax expense of $7,000 compared to $5,000 for the same period in 2007. For the nine months ended December 31, 2008, $66,000 was recorded compared to $30,000 the nine months ended December 31, 2007. Our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.
Net income (loss)
For the three months ended December 31, 2008, the net income was $232,000 compared to a net loss of $1.8million for the comparable period in 2007. For the nine months ended December 31, 2008, net income was $662,000 compared to a net loss of 1.5 million for the nine month period ended December 31, 2007, an increase of $2.1million. As discussed above, the improvement in our operating results, were the result of reduced operating costs related to cost containment strategies affording us higher margins, and non- recurring charges last year for inventory obsolescence, transaction costs and litigation.
Liquidity and Capital Resources
As of December 31, 2008, we had approximately $846,000 of cash on hand. Sources of our cash for the three and nine months ended December 31, 2008 have been from operations and our revolving credit facility.
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
Under the revolving credit facility of the Loan Agreement, we may borrow an amount equal to the lesser of (a) $4,000,000 or (b) the sum of (i) up to the eligible accounts advance rate of the aggregate amount of eligible accounts and (ii) up to the eligible pre-billed accounts rate of the aggregate amount of eligible pre-billed accounts in an amount not to exceed the eligible pre-billed accounts sublimit. The lender may establish reserves against the amount we may borrow as it determines in its sole discretion are necessary to reflect events, conditions, contingencies or risks which may affect the collateral securing the revolving credit facility or our financial condition. The lender may also reduce the eligible accounts advance rate to a lesser amount the lender determine in its sole credit discretion if our borrower’s dilution at any time exceeds the maximum dilution percentage. The eligible accounts advance rate, eligible pre-billed accounts, eligible pre-billed accounts sublimit, eligible accounts, collateral, dilution and maximum dilution are defined in the Loan Agreement. Advances under the Loan Agreement are collateralized by a first priority security interest on all of our personal property as set forth in the Loan Agreement. Each of Halifax Engineering, Inc., Halifax Realty, Inc. and Halifax Alphanational Acquisition, Inc. are guarantors under the Loan Agreement. Additionally, Charles McNew, the Company’s President and Chief Executive Officer and Joseph Sciacca, the Company’s Vice President, Finance and Chief Financial Officer, have limited personal guarantees under the Loan Agreement. As of December 31, 2008, our outstanding balance under the loan agreement was $1.9 million and we had availability approximately $2.0million.
Interest accrues on the outstanding balance at a variable rate, adjusted daily, equal to prime plus 2.75%. The prime rate generally means the greater of (a) 5% or (b) the prime commercial rate of interest per annum as announced from time to time on-line by the Wall Street Journal. All interest accrued on the outstanding principal balance will be calculated on the basis of a year of 360 days and the actual number of days elapsed in each month. Upon an event of default, the interest rate on the unpaid balance will immediately be increased by 3%. We must pay accrued interest monthly, in arrears. Accrued interest and fees will be added to the unpaid principal amount on the day such amounts are due, unless the lender elects to invoice us for such amounts. At December 31, 2008, the interest rate was 7.75%.
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
We were in compliance with the covenants of our Loan Agreement at December 31, 2008. There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement. We may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the covenants or other terms of the Loan Agreement, absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.
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
At December 31, 2008 we had working capital of $437,000 and at March 31, 2008, we had a deficit in working capital of $510,000, respectively. The current ratio was 1.05 at December 31, 2008 compared to .96 at March 31, 2008.
Capital expenditures for the nine months ended December 31, 2008 were $81,000 as compared to $353,000 for the same period in 2007. We anticipate fiscal year 2009 technology requirements to result in capital expenditures totaling approximately $250,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at December 31, 2008. Pursuant to a subordination agreement between Textron Financial Corporation and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Textron Financial Corporation. On December 31, 2008, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $282,000 at December 31, 2008. The 8% promissory notes mature on July 1, 2009.
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
The information below summarizes our sensitivity to market risks as of December 31, 2008. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2008 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)	December 31, 2008

Debt obligations

Revolving credit agreement at the prime rate plus 1/4%. Due September 30, 2008. Interest rate at December 31, 2008 of 7.75%.	$1,987

Total variable rate debt	1,987

8% subordinated notes payable to affiliate due July 1, 2009	1,000

Long Term lease payable	504

Total fixed rate debt	1,504

Total debt	$3,491

At December 31, 2008, we had approximately $3.5 million of debt outstanding of which $1.5 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company previously reported on Form 10K for the year ended March 31, 2008 there were two material weaknesses in our internal controls over financial reporting. The Company is in the process of remediating these weaknesses.
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

HALIFAX CORPORATION OF VIRGINIA
(Registrant)
Date: February 17, 2009	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: February 17, 2009	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)