Form 10-K
period 2009-03-31
HALIFAX CORP OF VIRGINIA
filed 2009-06-30
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2009 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2008 was $1,724,210 computed based on the closing price for that date.

Class	Outstanding as of June 22, 2009
Common	3,175,206
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement of the registrant for the registrant’s 2009 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the company’s year end, are incorporated by reference into Part III of the this annual report on Form 10-K.

PART I
Forward- Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, income, and relationship with employees, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, economic conditions, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to potential delisting from the American Stock Exchange, future ability to meet financial covenants under the Company’s loan agreement, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Item 1. Business
Our Business
Halifax Corporation of Virginia, headquartered in Alexandria, Virginia, provides a comprehensive range of enterprise logistic, maintenance services and solutions to a broad base of clients throughout the United States. We provide 7x24x365 technology solutions that meet stringent enterprise service requirements. We are a nation-wide, high-availability, multi-vendor enterprise maintenance services and solutions provider for enterprises, including businesses, global service providers, governmental agencies and other organizations. For more than 42 years, we have been known for quality and reliability in service delivery to our customers.
Our primary offices include locations in:
•	Alexandria, Virginia;

•	Harrisburg, Pennsylvania;

•	Richmond, Virginia;

•	Charleston, South Carolina;

•	Seattle, Washington; and

•	Ft. Worth, Texas.

We were incorporated in 1967 under the laws of the Commonwealth of Virginia. We maintain our principal executive offices at Halifax Office Park, 5250 Cherokee Avenue, Alexandria, Virginia 22312. Our telephone number is (703) 658-2400, and our website is www.hxcorp.com. We make available free of charge on www.hxcorp.com a link to our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as is reasonably practical after we file such material with or furnish it to the SEC’s website. The information on our website listed above is not and should not be considered part of this Form10-K and is not incorporated by reference in this document. This website is and only is intended to be an inactive textual reference.
Our strategy is to build our position as an innovative leader in the high availability enterprise logistics and maintenance solutions marketplace. We currently have the following key business focuses:
•	Enterprise Logistics Solutions — logistics and supply chain solutions; from front-office customer interaction to back-office reverse logistics.

•	High Availability Enterprise Maintenance Services — 7 days a week, 24 hours a day, 365 days a year, multi-vendor support for nationwide customers with demanding service level requirements.

•	Technology Deployment and Integration Services — nationwide deployment and integration support services.
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
High Availability Enterprise Maintenance Services
We provide our clients with a comprehensive high availability enterprise logistics and maintenance solution through a single point of contact. Our service offerings include high availability enterprise maintenance services customized to specific customer needs for 7 days per week, 24 hours per day, 365 days per year (7x24x365) support on a nationwide basis, life cycle management of client desktop environment and equipment, moves and changes, and providing personnel with security clearances to support certain governmental agencies. Clients are offered a unique mix of nationwide coverage, multi-vendor and multi-system support, project management expertise, and customized service programs. The result is a customized solution that meets our customers’ enterprise maintenance requirements while reducing their costs.
We provide our enterprise maintenance services to over 25,000 locations and more than 350,000 units of equipment through a wide variety of custom designed programs. A 7x24x365 dispatch center, a state-of-the-art depot repair facility, inventory warehouses and a technical support staff supports our high availability enterprise maintenance clients. Halifax is an authorized service provider for many major equipment manufacturers, including International Business Machines (IBM), Hewlett Packard, Dell, and Lexmark.
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
Our seat management services provide each client with a business solution that is flexible enough to suit the unique requirements of the organization, while still offering the client absolute control over its IT environment by defining the level of service required to support the end user’s and the client’s mission.

We believe our seat management services provide numerous tangible benefits to our clients that can have an immediate impact on an organization. These benefits include the ability to:
•	Reduce our clients’ total cost of ownership;

•	Improve service levels and response times;

•	Reduce the administrative costs for procurement;

•	Increase user productivity through decreased downtime;

•	Amortize costs across thousands of users;

•	Focus IT staff on core responsibilities;

•	Eliminate the time and expense of storage, sale, and disposal of surplus equipment;

•	Simplify accounting with one report, one invoice, and one charge per user; and

•	Create a single source of accountability for all PC desktop hardware, software, and services.
Types of Customers
The following table reflects the distribution of revenues by type of customer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion):

	Years Ended March 31,
(Amounts in thousands)	2009		2008

State/Municipal Government	$4,075	12%	$5,275	12%

Commercial	29,875	88%	38,041	87%

Federal Government	98	—%	557	1%

Total	$34,048	100%	$43,873	100%

We intend to continue to work toward expanding our commercial and state/municipal government business. Commercial revenues are being pursued by targeting non-federal and IT outsourcing opportunities. We believe state/municipal government contracts may increase as a result of privatization opportunities.
Types of Contracts
We perform services under time-and-material, fixed unit-price, subcontracts, and General Services Administration, or GSA, schedule contracts. For time-and-material contracts, we receive a fixed hourly rate intended to cover salary costs attributable to work performed on the contracts and related indirect expenses, as well as a profit margin, and reimbursement for other direct costs. Under fixed unit-price contracts, we are paid an agreed-upon price per unit for services rendered. Under fixed unit-price contracts and time-and-material contracts, we bear any risk of increased or unexpected costs that may reduce our profits or cause us to sustain losses. When we are selected under a GSA schedule contract to provide products or services, revenues are recognized upon delivery of the product or services. Presently, our sales under the GSA contract are limited to product sales, where the risks related to unexpected cost increases do not exist.
For the years ended March 31, 2009 and 2008, approximately 74% and 90%, of our revenues, respectfully, were from fixed unit-price revenues contracts.
We are sensitive to the present climate in the government with respect to fraud, waste and abuse. We have a Code of Business Ethics and Standards of Conduct and associated procedures to combat such potential issues. In addition, all employees receive training in business ethics and associated procedures, and a hotline has been established to encourage reporting of potential ethical violations.
We have a number of major customers. Our largest customer, IBM, accounted 31% of our revenues for the fiscal years ended March 31, 2009 and 2008, respectively. Including IBM, our five largest customers collectively accounted for 60% and 60% of revenues for the fiscal years ended March 31, 2009 and 2008, respectively. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may impact prices on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results.

Backlog
Our funded backlog for services was $28.4 million and $42.7 million at March 31, 2009 and 2008, respectively. Of the $28.4 million of backlog at March 31, 2009, approximately 50% of our backlog is expected to be recognized during fiscal year 2010. “Funded” backlog represents commercial orders and government contracts to the extent that funds have been appropriated by and allotted to the contract by the procuring entity, some of which may span multiple years. Some of our contract orders provide for potential funding in excess of the monies initially provided. Additional monies are subsequently and periodically authorized in the form of incremental funding documents. A majority of our customer orders or contract awards and extensions for contracts previously awarded are received or occur at various times during the year and may have varying periods of performance.
Sales and Marketing
Our direct sales and marketing is focused on delivering additional services and solutions to our targeted markets and current client base. Our marketing efforts have focused on increasing brand awareness, enhancing bid and proposal capabilities, producing targeted sales aids, identifying high potential sales leads, and engaging in other public relations activities.
We deliver services and solutions through a variety of distribution channels. We have developed strong partnership alliances with certain global services providers, original equipment manufacturers and system integrators (“OEM’s”). We have also developed several direct relationships with commercial, federal, state and local customers.
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
Personnel
On March 31, 2009, we had 331 employees, of whom 41 were part-time and 6 were temporary employees. Because of the nature of our services, many employees are professional or technical personnel with high levels of training and skills, including engineers, skilled technicians and mechanics. We believe our employee relations are excellent. Although many of our personnel are highly specialized, we have not experienced material difficulties obtaining the personnel required to perform under our contracts and generally do not bid on contracts where difficulty may be encountered in providing these necessary services. Management believes that the future growth and our success will depend, in part, upon our continued ability to retain and attract highly qualified personnel.
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
If we fail to meet our financial and other covenants under our loan agreement with our lender, absent a waiver, we will be in default of the loan agreement and Sonabank can take actions that would adversely affect our business.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lender will grant waivers for our non-compliance. If there is an event of default by us under the loan agreement, our lender has the option to, among other things, accelerate any and all of our obligations under the loan agreement, take possession of all of our assets securing the loan agreement, or obtain the appointment of a receiver, trustee or similar official over us to effect all of the transactions contemplated by or otherwise necessary to perform the loan agreement and any of these actions would have a material adverse effect on our business, financial condition and results of operations. Additionally, if an event of default has occurred and while the event of default continues, our interest rate will be significantly increased which could adversely affect our financial condition.
Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.
We have a number of major customers. Our largest customer, IBM, accounted for 31% of our revenues for the fiscal years ended March 31, 2009 and 2008, respectively. Including IBM, our five largest customers collectively accounted for 70% and 60% of revenues for the fiscal years ended March 31, 2009 and 2008, respectively. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Factors beyond our control, including political, state and federal budget issues, competitor prices and other factors may have an impact on our ability to retain contracts. The loss of any one or more of these customers may adversely affect our results of operations.
If we experience a decline in cash flow, our ability to operate could be adversely affected.
If either cash flow from operations declines or borrowings under our loan agreement are insufficient to meet our cash needs, our ability to operate could be adversely affected. In addition, the loss of a significant contract, adverse economic conditions or other adverse circumstances may cause our capital resources to change dramatically. Operating results may also be negatively affected due to costs associated with starting a major contract. Many costs associated with starting a new contract, such as hiring additional personnel, training, travel and logistics are expensed as incurred and may also significantly impact cash flow during the startup period. Additional funds, if needed, to help fund start-up costs related to new contracts may not be available. We may use our credit facility as a source of available liquidity during the start up of a new contract. We must maintain compliance with the various conditions, covenants and representations continued in such facility with which we must be in compliance in order to borrow funds.
Uncertain economic conditions may affect the demand for our services which may materially adversely affect our results of operations, prospects and stock price.
Our revenue and gross margin depend significantly on general economic conditions and the demand for our services, particularly our high availability enterprise maintenance services, in the markets in which we compete. Economic weakness and constrained information technology spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates. We have experienced, and may experience in the future, reduced spending on services we provide due to the current financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting spending behavior. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in other costs that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

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
Our quarterly and annual revenues and results of operations may vary significantly in the future due to a number of factors, which could cause the common stock price to fluctuate greatly. Factors that may affect our quarterly and annual results include but are not limited to:
•	changes in economic conditions;

•	disruptions or downturns in general economic activity;

•	competitive pricing pressure;

•	lengthening sales cycles;

•	obsolescence of technology;

•	increases in prices of components used to support our enterprise maintenance solutions;

•	loss of material contracts; and

•	the success of our business strategy in providing improved operating results.
Through aggressive cost containment strategies, including salary actions, reductions in force, technology upgrades and changing our methodology for service delivery as a well as a favorable change in the revenue mix of our business resulted in our successful return to profitability. However, unfavorable economic conditions, increases in reserves for inventory obsolescence, and the loss of any large enterprise maintenance contract may adversely affected our results of operations and lead to a decline in our growth rates. Our business was also negatively affected by the economic slowdown and reductions in spending by our customers in 2008 and 2009.
Many of our services are sold as part of a larger technology outsourcing solution. In the past, we have experienced historical growth in our business as we have assumed responsibility for maintaining our customers’ IT infrastructure. The demand for these services has been adversely affected by a weakened economy in recent periods with many businesses focusing on cost containment strategies and eliminating or curtailing maintenance.

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
For the fiscal ended March 31, 2009, revenues decreased to $34.0 million from $43.9 million in fiscal year ended March 31, 2008. Gross margin was $5.4 million and $3.6 million for fiscal years 2009 and 2008, respectively. If we are unable to generate sufficient new business, we may be forced to consolidate our operations to reduce operating expenses sufficiently to maintain profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.
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
We are exposed to changes in interest rates, primarily as a result of using borrowed funds to finance our business. The floating interest debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rate. Adverse changes in the interest rates or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition. A one percent change in our interest rates would impact out interest expense by approximately $15,000.
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
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include purchasing equipment and hiring personnel. For example, contracts may not fund program start-up costs and we may be required to invest significant sums of money before receiving related contract payments. Additionally, any resulting cash shortfall could be exacerbated if we fail to either invoice the customer or to collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:
•	could increase our vulnerability to general adverse economic and industry conditions;

•	would require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness; reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with competitors; and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to new contracts would be available or, if available, on terms advantageous to us.

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
We have taken, and continue to take, cost reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions may in turn expose us to additional service delivery risks and have an adverse impact on our sales and profitability. We have been reducing costs and streamlining our business process throughout our organization. We have reduced our physical facilities, reduced our employee population, improved our repair facilities, and reduced other costs. The impact of these cost-reduction actions on our revenues and profitability may be influenced by factors including, but not limited to:
•	our ability to complete these on-going efforts,

•	our ability to generate the level of savings we expect and/or that are necessary to enable us to effectively compete,

•	decrease in employee personnel, and

•	the performance of other parties under arrangements on which we rely to support parts or components.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending March 31, 2010, the registered public accounting firm’s attestation report on our internal control over financial reporting.
As of March 31, 2009, we completed the evaluation of the effectiveness of our internal controls over financial reporting. This evaluation was based upon the framework in “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation including an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of March 31, 2009 there were two material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected.
As previously reported in the Company’s Annual Report on Form 10-K, as of March 31, 2008, we noted a material weakness related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. In addition, we have one individual that has dual responsibility for financial statements as well as for the Company’s Information Systems. As a result the Company lacks the appropriate level of separation of duties as that individual has the ability to update and modify these information systems.

Such material weaknesses were identified, and because management considers its internal controls over financial reporting and controls over the separation of duties to prevent inappropriate activity to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective as of March 31, 2009 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Effective April 1, 2009, the Company has hired personnel to address these matters, and in addition, will augment these positions with outside consultants, as necessary.
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
We have not declared or paid any dividends on our common stock during fiscal 2009 or fiscal 2008 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our loan agreement currently prohibits the payment of dividends.
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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
As of March 31, 2009, we had obligations under 7 short-term facility leases associated with our operations. Total rent expense under leases was $912,000, and $1.2 million for the years ended March 31, 2009 and 2008, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding our properties. Our executive offices are located in Alexandria, VA; with additional locations in Harrisburg, PA; Richmond, VA; Charleston, SC; Ft. Worth, TX, and Seattle, WA.
On November 6, 1997, we sold our headquarters office complex for $5.25 million and leased back the building. The transaction generated other income of $1.49 million of which $715,000 was deferred and is being amortized over the 12 year lease-back of our headquarters building ending October 31, 2009. The monthly rent is approximately $15,000.

Item 3. Legal Proceedings
From time to time, we are engaged in ordinary routine litigation incidental to our business to which we are a party. While we cannot predict the ultimate outcome of these matters, or other routine litigation matters, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Shareholders Meeting on March 26, 2009. At the Annual Meeting Shareholders, shareholders voted on the election of directors. The following directors were elected for a term of one year or until his successor has been elected and qualified:
1. Election of Directors. The following directors were elected for a term of one year or until his successor has been elected and qualified:

			%OF	%OF
			VOTING	OUTSTANDING
NOMINEE	FOR	WITHHELD	SHARES	SHARES

JOHN H. GROVER	2,333,460	314,659	88.12%	73.49%
JOHN M. TOUPS	2,332,984	315,135	88.11%	73.48%
DANIEL R. YOUNG	2,332,984	315,135	88.11%	73.48%
THOMAS L. HEWITT	2,332,984	315,135	88.11%	73.48%
ARCH C. SCURLOCK, JR.	2,333,460	314,659	88.11%	73.48%
CHARLES L. MCNEW	2,645,793	2,323	99.91%	83.33%
On May 10, 2009, the Board of Directors unanimously approved expanding the size of the Board from six to seven members. The Board also appointed Donald M. Ervine to fill the newly created vacancy on the board.

Item 4A Executive Officers of the Registrant
The key executive officers of the Company, who are not also directors, other than Mr. McNew, are:
Charles L. McNew, age fifty-seven, is our President and Chief Executive Officer. Mr. McNew has held this position since May 2000. Mr. McNew became a director in 2000. He served as our acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was our Executive Vice President and Chief Financial Officer from July 1999 until April 2000. Mr. McNew has over 25 years of progressive management experience and has held senior level management positions with a variety of public telecommunications and services companies. Prior to joining us, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in accounting from Penn State.
Joseph Sciacca, age fifty-six, is our Vice President of Finance and Chief Financial Officer. Mr. Sciacca has been Vice President of Finance and Chief Financial Officer since May 2000. He was appointed Corporate Controller in December 1999 and provided consulting services to us prior thereto beginning in March 1999. From September 1996 through September 1998, he was Chief Financial Officer of On-Site Sourcing, a legal document management services firm. From 1994 through 1996, he was a principal in a tax and consulting firm. Mr. Sciacca has a Masters Degree in Taxation from American University and a Bachelor of Science Degree in Business Administration from Georgetown University.
Hugh Foley, age fifty-seven, is our Vice President of Operations. As Vice President of Operations, a position held since April 2002, Mr. Foley manages the service delivery operations for our seat management program, staff augmentation services, as well as IT professional services and product offerings. Mr. Foley joined us in November 1998, initially to manage and implement the Virginia Department of Transportation / Virginia Retirement Systems seat management contract. Prior to joining us, Mr. Foley spent 16 years in the computer service industry in various sales, operations and financial management positions with Sorbus, Bell Atlantic Business Systems, and DecisionOne. Mr. Foley has a Master Degree in Business Administration from Drexel University and a Bachelor of Science Degree in Business Administration from Villanova University.
Douglas H. Reece, age thirty-nine, is our Vice President of Sales. Mr. Reece has been with us since November 2001 as Director of Sales and Marketing, and was promoted to Vice President of Sales on April 3, 2006. From October 1999 through November 2001, Mr. Reece worked for Veritas Corporation, a software company, and from August 1999 through September 1999, he was employed by Ernst & Young, LLP where he held various service, sales and operating positions. Mr. Reece has a Master Degree in International Transactions from George Mason University and a Bachelor of Arts in Political Science Degree from West Virginia University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.24, is listed on the American Stock Exchange under the symbol “HX”.
At June 22, 2009, there were approximately 244 holders of record of our common stock as reported by our transfer agent and approximately 267 beneficial holders.
The following table sets forth the quarterly range of high and low sales prices as reported by the American Stock Exchange for the last two fiscal years.

	Fiscal Year 2009		Fiscal Year 2008
Fiscal Quarter	High	Low	High	Low

April - June	$1.70	$.16	$3.64	$2.56
July - Sept.	.90	.50	3.05	1.53
Oct. - Dec.	.75	.37	3.50	1.55
Jan. - March	.62	.27	2.80	1.00
On June 16, 2009, the closing price of our common stock on the American Stock Exchange was $.40 per share.
We did not declare a cash dividend in either fiscal year 2009 or 2008, and there is no assurance we will do so in future periods. Our loan agreement prohibits the payment of dividends and limits payment of principal or interest on our subordinated debt without a waiver from the lender. As a Virginia corporation, we may not declare and pay dividends on capital stock, if after giving effect to a dividend our total assets would be less than the sum of our total liabilities or we would not be able to pay our debts when due in the usual course of business. We currently expect to retain our future earnings for use in the operation of our business and do not anticipate paying any cash dividend in the future.
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this form 10-K for disclosure regarding our equity compensation plan information.
Item 6. Selected Financial Data
Not Applicable
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

For the year ended March 31, 2009, the we reported earnings of $903,000, primarily as a result stringent cost containment strategies implemented at the end of fiscal year 2008, changes in our business mix of existing business and the change in our strategic focus from large exposure to inventory risk to our newest offering, enterprise logistic services.
On June 15, 2009, we entered into a Business Loan Agreement, referred to as the Loan Agreement, and a Commercial Security Agreement, referred to as the CSA, with Sonabank, referred to as the lender. We also executed a promissory note in favor of the lender, referred to as the Note. Collectively, the Loan Agreement, the CSA and the Note are referred to as the Loan Documents herein. The Loan Documents replaced our Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009, referred to as the Old Credit Facility. See “Liquidity and Capital Resources” for a full description of the loan agreement.
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
When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. This may result in a cash short fall that may impact our working capital and financing. This may also cause fluctuations in operating results as start-up costs are expensed as incurred. See ”Risk Factors — We incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.”
The revenues and related expenses associated with product sales are recognized when the products are delivered and accepted by the customer.
Our goal is to maintain profitable operations, expand our customer base of clients through our existing global service provider partners, seek new global service provider partners, and enhance the technology we utilize to deliver cost-effective services to our customer base. Our ability to increase profitability will be impacted by our ability to continue to compete within the industry. We must also effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. We must continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within costs of services, selling, marketing and general and administrative expenses.
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
We plan to continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. During the year ended March 31, 2009, our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses, enabling the company to return to profitability.

The industry in which we operate has experienced unfavorable economic conditions and competitive challenges. Our 2009 and 2008 operating results reflect the impact of this challenging environment. We continue to experience significant price competition and customer demand for higher service attainment levels. In addition, there is significant price competition in the market for state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. It has been our experience that longevity and quality of service may have little influence in the customer decision making process.
Consolidated Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the fiscal years ended March 31, 2009 and 2008 and our financial condition at March 31, 2009 and 2008. We operate as a single business segment, and provide high availability maintenance services, and technology deployment and integration for commercial and governmental clients.

	Years ended March 31
(Amounts in thousands except share data)	2009	2008	Change	%
Results of Operations

Revenues	$34,048	$43,873	$(9,825)	(22)%

Costs of revenues	28,568	40,259	(11,691)	(29)%

Percent of revenues	84%	92%

Gross Margin	5,480	3,614	1,866	52%
Percent of revenues	16%	2%

Selling and marketing expense	810	904	(94)	(10)%
Percent of revenues	2%	2%

General and administrative expense	3,420	3,690	(270)	(7)%
Percent of revenues	10%	8%

Acquisition costs	—	458	(458)	N/M
Settlement costs	—	410	(410)	N/M

Total operating costs and expenses	4,230	5,462	(1.232)	(23)%

Percent of revenues	12%	12%

Operating income (loss)	1,250	(1,848)	3,098	245%
Percent of revenues	4%	-2%

Interest expense	337	654	(317)	(48)%

Other income	(28)	(31)	3	N/M

Income (loss) before taxes	941	(2,471)	3,412	363%

Income tax expense (benefit)	38	(18)	56	147%

Net income (loss)	$903	$(2,453)	$3,356	372%

Income (loss) per share — Basic	$.28	$(.77)

Income (loss) per share — Diluted	$.28	$(.77)

N/M = not meaningful

Revenues
Revenues are generated from the sale of enterprise logistics services, high availability enterprise maintenance services and technology deployment and integration services (consisting of professional services, seat management and deployment services, and product sales). Services revenues include monthly recurring fixed unit-price contracts as well as time-and-material contracts. Amounts billed in advance of the service period are recorded as unearned revenues and recognized when earned. The revenues and related expenses associated with product held for resale are recognized when the products are delivered and accepted by the customer. Product held for resale consists of hardware and software.
The components of revenues are as follows:

	March 31,
(Amounts in thousands)	2009	2008	Change	%
Revenues:
Services	$32,732	$41,534	$(8,802)	(21)%
Product held for resale	1,316	2,339	(1,023)	(44)%

Total revenues	$34,048	$43,873	$(9,825)	(22)%

For fiscal year 2009, total revenues decreased 22%, or $9.8 million, from $43.8 million in fiscal year 2008 compared to $34.0 million in fiscal year 2009. The decrease in revenues in 2009 was attributable to the termination of certain large nation-wide enterprise maintenance contracts, including the loss of a large aeronautic manufacturing customer at the end of fiscal year 2008. Product held for resale decreased by $1.0 million, or 44%, during fiscal year 2009 to $1.3 million compared to $2.3 million in 2008. The decrease in product held for resale in fiscal year 2009 was due to the decrease in product orders on our GSA schedule and the non recurrence of some large one-time orders as compared to fiscal 2008.
Cost of revenues
Included within cost of revenues are direct costs, including fringe benefits, product and part costs, and other costs.
A large part of our service costs are support costs and expenses that include direct labor and infrastructure costs to support our service offerings. Although cost of revenues decreased in fiscal year 2009, these costs did not decrease at the same rate as the decrease in revenues. Included in these costs were severance costs associated with reductions in force and charges for obsolete inventory. We anticipate that the direct costs to support our service offerings will vary proportional with the changes in our revenue and we will continue to stringently mange our costs in effort in relation to our revenue as we continue to expand our service offerings.
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

Cost of revenues consists of the following components:

	March 31
(Amounts in thousands)	2009	2008	Change	%
Services delivery and support	$23,895	$32,472	$(8,577)	(27)%
Product held for resale	1,219	2,148	(929)	(43)%

Total direct costs	25,114	34,620	(9,506)	(28)%
Indirect costs	3,454	5,639	(2,185)	(38)%

Cost of revenues	$28,568	$40,259	$(11,691)	(29)%

During fiscal year 2009, cost of revenues decreased $11.7 million, or 29%, from $40.2 million in fiscal year 2008 to $28.5 million in fiscal year 2009. The decrease in cost of revenues was the result of lower costs incurred in delivering services due to decreased revenues and cost containment strategies. The major primary decreases in direct costs were decreases in salaries and overtime, reductions in force and wage reductions and related costs including travel and telephone.
During fiscal years 2009 and 2008, we continued to see pressure on maintaining our gross margins on product held for resale due to the competitively priced product market experienced during these periods. For fiscal year 2009, cost of revenue related to product held for resale decreased 43% ,or $929,000, from $2.1 million in fiscal year 2008 to $1.2 million in fiscal year 2009, as a result of lower revenues.
Indirect costs include costs related to operating our call center, logistics, dispatch operations, facility costs and other costs incurred to support the field service technicians and engineers. Indirect costs decreased 38%, or $2.1million, to $3.5 million in fiscal year 2009 from $5.6 million in fiscal year 2008 due to reducing facilities costs reductions in staff wage freezes increased reliance on automation tools which has slowed the need to hire personnel as business needs change.
Gross Margin
For fiscal year 2009, gross margins were $5.4 million, or 16%, compared to $3.6 million, or 2%, in fiscal year 2008, an increase of $1.8 million, or 52%. As discussed above, the principal reasons for the improvement in gross margins were the change in business mix, the expansion into new markets, a decrease in the reserve for obsolete inventory, and cost containment initiatives undertaken, including reduced facilities cost wage and salary actions and realigning our work force.
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
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, commissions, travel costs and related expenses for personnel engaged in sales. Selling and marketing expenses decreased $94,000, or 10%, during fiscal year 2009 to $810,000 from $904,000 in fiscal year 2008. The primary reason for the decrease in selling and marketing costs was decreases in personnel costs and commissions and curtailed marketing efforts. Marketing expenses are anticipated to increase in the future as we redeploy our sales and marketing efforts to target new customers and increase our presence at trade shows and other events.
General and Administrative Expenses
General and administrative expenses consist primarily of non-allocated overhead costs. These costs include accounting, contract administration, professional services, such as legal and audit, business insurance, occupancy and other costs.

During fiscal year 2009, general and administrative expenses decreased approximately $270,000, or 7%, from $3.7 million in fiscal year 2008 to $3.4 million. This decrease was a result of decreases in professional fees, salary reductions undertaken as part of our cost containment strategies, reduced occupancy costs and lower insurance costs.
In spite of vigorous cost containment efforts, various factors, such as changes in insurance markets, related costs associated with complying with changes in laws, Securities and Exchange Commission regulations and the American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
Operating income (loss)
During fiscal year 2009, we had operating income of $1.2 million compared to an operating loss of $1.8 million in fiscal year 2008. As discussed above, we lowered our operating costs in excess of our reductions in revenue and improved the mix of our business to more profitable contracts. The loss in fiscal year 2008 was primarily as a result of the loss of a large enterprise maintenance contract with an aeronautic company, a charge to increase our reserve for obsolete inventory, settlement of litigation and a charge for fees related an acquisition transaction that failed to close.
Interest Expense
During fiscal year 2009, interest expense decreased 48%, or $317,000, from $654,000 in fiscal year 2008 to $337,000 in fiscal year 2009, primarily due to lower average balances on our credit facility.
Income Tax Expense (Benefit)
During fiscal year 2009, we recorded income tax expense of $38,000 as a result of the utilization of our net operating loss carry forwards.
During fiscal year 2008, we recorded a tax benefit of $18,000, representing federal and state tax refunds in excess of minimum state taxes due.
Note 9 to the Consolidated Financial Statements contains an analysis of our deferred tax assets.
Litigation settlement and acquisition costs
In order to avoid the costs of protracted litigation, on February 4, 2008, we settled the outstanding law suit with Indus Corporation. As a result of this settlement, we incurred a charge for $410,000 to operations during fiscal year 2008. Note 14 to the consolidated financial statements contain a description of the Indus lawsuit.
In early fiscal 2008, we identified a potential acquisition opportunity, coupled with an equity investment, which would have increased our size to better enable us to compete in the enterprise maintenance market. Due to changes in the market and valuation issues, we determined not to pursue this target and this acquisition effort was abandoned. As a result we recorded a charge to operations of $458,000 for transaction related costs.
Net income (loss)
For fiscal year 2009, we reported net income of $903,000, or $.28 per share. As discussed above, the improvement in our operating results was the result of stringent cost management and containment strategies and a change in the mix of our business.
For fiscal year 2008, we reported a net loss of $2.5 million, or $(.77) per share. The loss in fiscal year 2008 was attributable to reduced margins as a result of losses in revenue and increases in our reserve for obsolete inventory and operating costs.
Depreciation and Amortization
Depreciation and amortization was $811,000 and $887,000 for the fiscal years 2009 and 2008, respectively. During fiscal year 2009, depreciation and amortization decreased approximately $76,000 compared to 2008. The decrease in depreciation expense was due to certain assets becoming fully depreciated, price decreases in new equipment resulting in lower depreciation expense, and reductions in amortization expense. We continue to focus the majority of our capital spending on technology enhancements that will increase operating efficiencies.

Liquidity and Capital Resources
As of March 31, 2009, we had approximately $484,000 of cash on hand. Sources of our cash in fiscal 2009 have been from cash generated from operations and from our line of credit.
We are continuing to focus on our core enterprise logistics and high availability maintenance services business while at the same time evaluating our future strategic direction.
We anticipate that our primary sources of liquidity in fiscal 2010 will be cash generated from operating income and cash available under our line of credit described below.
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
On June 15, 2009, we entered into a Loan Agreement, and a CSA, with Sonabank. We also executed a promissory note in favor of the lender, referred to as the Note. The Loan Documents replaced our Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009, referred to as the Old Credit Facility.
The Loan Agreement has a term of one year and expires on June 15, 2010. In the event that we pay and close the facility prior to June 15, 2010, we must pay a 2% penalty assessed based on the maximum credit limit of the facility. Under the Loan Documents, we may borrow an amount that may not exceed the lesser of: (i) $1,500,000 or (ii) the borrowing base which is 85% of the value of our eligible accounts (as defined in the Note). We used approximately $571,000 from the new facility plus cash on hand of approximately $1.9 million to pay off the amount outstanding under the Old Credit Facility.
Interest accrues on the outstanding balance of the Note at an initial rate of 8% per annum. The interest rate on the loan is a variable rate per annum adjusted daily based upon the Wall Street Journal’s prime lending rate plus 2.75%. Under no circumstances will the interest rate be less than 8%. We must pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 15, 2009.
Under the Loan Agreement, we may not pay cash dividends or, other than in the ordinary course of our business, make principal payments on our other debt, including our 8% promissory notes issued to Nancy Scurlock and the Arch C. Scurlock Children’s Trust. Accordingly, in connection with entering into the Loan Documents, Nancy Scurlock and the Arch C. Scurlock Children’s Trust agreed to forego receiving principal payments on their outstanding notes until our loan with the lender is satisfied. We may only make interest payments on such notes with advance written approval from the lender.
The lender is not required to disburse funds to us if, among other things, (i) we or any guarantor is in default under the terms of the Loan Documents, (ii) any guarantor dies or becomes incompetent or we or any guarantor becomes insolvent, files a bankruptcy petition or is involved in a similar proceeding, or (iii) there occurs a material adverse change in our or a guarantor’s financial condition or in the value of any collateral securing the loan. A default includes, among other things, our failure to make payment when due, the failure to comply with or perform any term, obligation covenant or condition contained in the Loan Documents or a guarantor dies or becomes incompetent. If a default, other than a default on indebtedness (as defined in the Loan Agreement), is curable and if we have not received notice of a similar default within the preceding 12 months, it may be cured if we, after receiving written notice from the lender demanding cure of such default: (i) cure the default within 30 days; or (ii) if the cure requires more than 30 days, immediately initiate steps which the lender deems in the lender’s sole discretion to be sufficient to cure the default and thereafter continue and complete all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practicable. If an event of default occurs or is not cured as described in the preceding sentence, the commitments and obligations of the lender under the Loan Documents will immediately terminate and, at lender’s option, the amounts outstanding under the Loan Documents, including principal and interest, may become immediately due and payable. Upon a default, the interest rate will be increased to 21% per annum.
The facility is secured by all of our assets. Additionally, Charles L. McNew, our Chief Executive Officer, and Joseph Sciacca, our Chief Financial Officer, personally guaranteed the loan under the Loan Documents.
We are required to assign all receivables payments, collections, and proceeds of receivables to Sonabank and post any of these amounts to the designated lock-box account.
We are required to maintain our primary operating accounts with Sonabank throughout the term of the loan. In the event that any main or primary operating accounts are not maintained with Sonabank, the effective interest rate will be increased by 2.0% over the rate noted in the Loan Documents.
The Loan Agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type.
During the term of this loan, we may not pay principal on subordinate debt, including the Nancy Scurlock and the Arch C. Scurlock Children’s Trust notes, during the term of the loan. Interest may be paid on our subordinate debt during the term of the loan only with Sonabank’s written consent.
As of June 30, 2009, we were eligible to borrow up to $1,500,000. We used cash from operations and borrowed approximately $571,000 to pay off the amount outstanding under the Textron Financial Facility.
We believe that our available funds, together with our new loan agreement, will be adequate to satisfy our current and planned operations for at least through fiscal year 2010.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are our affiliates, totaled $1.0 million in the aggregate at March 31, 2009 and at March 31, 2008. Pursuant to a subordination agreement between Textron Financial Corporation and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Textron Financial Corporation. On June 11, 2009, we amended our 8% promissory notes to extend the maturity date to July 1, 2010. All other terms and conditions on the promissory notes remain the same. During fiscal years 2009 and 2008, we did not make any interest payments on our subordinated debt. Interest payable to the affiliates on the subordinated debt was approximately $302,000 and $222,000 at March 31, 2009 and 2008, respectively.
The table below reflects our liquidity and capital resources.

	2009	2008
(Amounts in thousands)

Liquidity and Capital Resources
Cash balance at March 31	$484	$232

Working capital (deficit) at March 31	$795	$(510)

Net cash provided by operating activities	$2,875	$1,781

Net cash (used in) provided by investing activities	$(369)	$295

Net cash used in financing activities	$(2,254)	$(2,922)

At March 31, 2009, we had a working capital of $795,000 compared to working capital deficit of $510,000 at March 31, 2008. The current ratio was 1.08 at March 31, 2009 compared to .96 at March 31, 2008.
Capital expenditures in fiscal year 2009 were $87,000 and in fiscal year 2008 were $378,000. We anticipate fiscal year 2010 technology requirements to result in capital expenditures totaling approximately $700,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $289,000 annually. A summary of future minimum lease payments is set forth below and in Note 10 to the consolidated financial statements.

Textron Financial Agreement
Under our prior agreement with Textron, which was paid off on June 15, 2009, interest accrued on the outstanding balance at a variable rate, adjusted daily, equal to prime plus 2.75%. The prime rate generally means the greater of (a) 5% or (b) the prime commercial rate of interest per annum as announced from time to time on-line by the Wall Street Journal. All interest accrued on the outstanding principal balance will be calculated on the basis of a year of 360 days and the actual number of days elapsed in each month. Upon an event of default, the interest rate on the unpaid balance will immediately be increased by 3%. We were required to pay accrued interest monthly, in arrears. . At June 15, 2009, the interest rate was 7.75%.
Off Balance Sheet Arrangements
In connection with a contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.
Application of Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements as they affect the updated amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, inventory valuation reserves, allowances for doubtful accounts, which impact cost of sales and gross margin, the assessment of recoverability of goodwill and other intangible assets, which impact write-offs of goodwill and intangibles, depreciation of property and equipment, and income taxes and the related valuation allowance. We discuss these policies further below, as well as the estimates and management’s judgments involved. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying value of assets and liabilities not readily apparent from other sources. We believe that the estimates and judgments generally required by these policies are not as difficult or subjective and are less likely to have a material impact on our reported results of operations for a given period.
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
Inventory Valuation Reserves
We write down inventory and record obsolescence reserves for estimated excess and obsolete inventory equal to the cost of inventory and the estimated fair value based upon anticipated future usage, prior demand, equipment use, current and anticipated contracts and market conditions. Although we strive to ensure the accuracy of our forecast for inventory usage, a significant unanticipated change in technology could have a significant impact on the value of our inventory and our reported value. If actual demand is less than anticipated, or if our prior usage to support our contracts and anticipated future demand changes, we would be required to record additional inventory reserves, which would have a negative impact on our gross margins. For fiscal 2009 and 2008, our inventory reserve ranged from 28% to 31% of inventory. Based upon our historical experience, the charge shrinkage for fiscal year 2010 is estimated to be approximately $180,000, or 4.0% of inventory. A 1% change in estimate would have an impact on earnings of approximately $37,000. The amount charged to expense for inventory obsolescence was approximately $287,000 in fiscal year 2009 compared to $1.8 million in fiscal year 2008.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires us to anticipate the economic viability of our customers and requires a degree of judgment. During fiscal year 2009 the amount we recorded as an allowance for bad debt was approximately $207,000 or 0.6% of our annual revenues. A change in the estimate by 0.1% would have an impact on earnings of approximately $34,000.
Goodwill and Other Intangible Assets
During our fiscal year ended March 31, 2003, we adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Accordingly we no longer amortize goodwill, but continue to amortize other acquisition related intangible assets. During fiscal year 2009, amortization of acquisition related intangibles was $288,000, a decrease from $286,000 in fiscal year 2008. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable. Any changes in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined.
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
In March 2009, our annual assessment of goodwill and intangible assets was conducted to test for impairment, and we concluded that there was no impairment.
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
Income Taxes and Valuation Allowance
Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence. Management believes that based on the weight of the evidence, including estimates of future profitability, that a 100% valuation allowance should be recorded against the deferred tax asset. Note 9 to the consolidated financial statements contains an analysis of our deferred tax assets. Management will continue to monitor our historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, we would reduce the valuation allowance.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning December 31, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 1, 2009 and will We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141R supersedes SFAS No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning April 1, 2009 and early adoption is prohibited. We will implement the provisions of SFAS No. 141R for any acquisitions made by us subsequent to March 31, 2009.

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
The information below summarizes our sensitivity to market risks as of March 31, 2009. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. Note 6 to the consolidated financial statements contains a description of our debt and should be read in conjunction with the table below.

Total Debt
(Amounts in thousands)
Long-term debt (including current maturities)
Loan agreement with Textron Financial with a floor of 5% and the prime rate plus 2.75%, paid in full on June 15, 2009. The interest rate was 7.75% at March 31, 2009.	$2,545
Total variable rate debt	2,545

8% subordinated notes from affiliate due July 1, 2010.	1,000
Equipment under a capital lease, 10.74% interest, 24 month term	242
Equipment under a capital lease, 14.4% interest, 36 month term	75
Equipment under a capital lease, 9.3% interest, 48 month term	78
Equipment under a capital lease, 8% interest, 60 month term	77

Total fixed rate debt	1,472

Total debt	$4,017

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
     We have audited the accompanying consolidated balance sheets of Halifax Corporation of Virginia (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halifax Corporation of Virginia as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Reznick Group, P.C.
Vienna, Virginia
June 30, 2009

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Year ended March 31,
(Amounts in thousands except share and per share data)	2009	2008

Revenues	$34,048	$43,873
Cost of revenues	28,568	40,259

Gross margin	5,480	3,614

Operating costs and expenses
Selling and marketing expense	810	904
General and administrative expense	3,420	3,690
Acquisition costs	—	458
Settlement costs	—	410

Total operating costs and expenses	4,230	5,462

Operating income (loss)	1,250	(1,848)
Other expense (income)
Interest expense	337	654
Other income	(28)	(31)

Income (loss) before income taxes	941	(2,471)

Income tax expense (benefit)	38	(18)

Net income (loss)	$903	$(2,453)

Net income (loss) per share — Basic	$.28	$(.77)

Net income (loss) per share —Diluted	$.28	$(.77)

Weighted average number of common shares outstanding — Basic	3,175,206	3,175,206

Weighted average number of common shares outstanding — Diluted*	3,179,799	3,175,206

*	No effect is given to dilutive securities for loss periods.
See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	March 31,
(Amounts in thousands except share and per share data)	2009	2008
ASSETS

CURRENT ASSETS
Cash	$484	$232
Restricted cash	282	—
Accounts receivable, net	6,794	10,206
Inventory, net	2,588	3,240
Prepaid expenses and other current assets	208	220

TOTAL CURRENT ASSETS	10,356	13,898

PROPERTY AND EQUIPMENT, net	727	1,001
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	374	662
OTHER ASSETS	56	111

TOTAL ASSETS	$14,431	$18,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,254	$2,807
Accrued expenses	2,292	2,473
Deferred maintenance revenues	2,072	4,309
Current portion of long-term debt	331	276
Bank debt	2,545	4,448
Auxiliary line of credit	—	60
Income taxes payable	67	35

TOTAL CURRENT LIABILITIES	9,561	14,408

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	141	325
DEFERRED INCOME	40	99

TOTAL LIABILITIES	10,742	15,832

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, Authorized 1,500,000, Issued 0 shares	—	—
Common stock, $.24 par value, Authorized 6,000,000 shares, Issued 3,431,890 shares, Outstanding 3,175,206 shares	828	828
Additional paid-in capital	9,103	9,075
Accumulated deficit	(6,030)	(6,933)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,689	2,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,431	$18,590

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Year ended March 31,
(Amounts in thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$903	$(2,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	811	887
Equity based compensation	28	28
Changes in operating assets and liabilities:
Accounts receivable	3,412	1,139
Inventory	652	1,706
Prepaid expenses and other current assets	55	364
Other assets	12	10
Accounts payable, accrued expenses and other current liabilities	(734)	(1,095)
Deferred maintenance revenues	(2,237)	1,251
Deferred income	(59)	(60)
Income taxes payable	32	4

Net cash provided by operating activities	2,875	1,781

Cash flows from investing activities:
Purchase of property and equipment	(87)	(378)
Net (increase) decrease in restricted cash	(282)	673

Net cash (used in) provided by investing activities	(369)	295

Cash flows from financing activities:
Proceeds from debt borrowings	32,343	41,141
Repayments of debt borrowings	(34,246)	(43,573)
Repayments of borrowings under auxiliary line of credit	(60)	(940)
Proceeds from capital lease obligations and long-term debt	—	500
Repayment of capital lease obligations and long-term debt	(291)	(50)

Net cash used in financing activities	(2,254)	(2,922)

Net increase (decrease) in cash	252	(846)
Cash at beginning of year	232	1,078

Cash at end of year	$484	$232

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Amounts in thousands except share data)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	ParValue	Capital	Deficit	Shares	Cost	Total

March 31, 2007	3,431,890	$828	$9,047	$(4,460)	256,684	$(212)	$5,203

Equity based compensation	—	—	28	—	—	—	28

Adjustment to initially adopt FIN No. 48	—	—	—	(20)	—	—	(20)

Net loss	—	—	—	(2,453)	—	—	(2,453)

March 31, 2008	3,431,890	828	9,075	(6,933)	256,684	(212)	2,758

Equity based compensation	—	—	28	—	—	—	28

Net income	—	—	—	903	—	—	903

March 31, 2009	3,431,890	$828	$9,103	$(6,030)	256,684	$(212)	$3,689

See notes to consolidated financial statements

HALIFAX CORPORATION OF VIRGINIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
Business Activity — Halifax Corporation of Virginia (the Company) is incorporated under the laws of Virginia and provides enterprise maintenance services and solutions for commercial and government activities. These services include high availability maintenance solutions, enterprise logistics solutions and technology deployment and integration. The Company is headquartered in Alexandria, Virginia and has locations to support its operations located throughout the United States.
Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.
Segment Reporting — The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as required. Based upon information reviewed by the Company’s management, its business activities are considered to be in one business segment which provides a comprehensive range of information technology services and solutions to a broad base of commercial and governmental customers.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Such estimates include allowances for bad debts, unbilled accounts receivable, reserve for excess and obsolete inventory, impairment of long-lived assets including intangible assets, impairment of goodwill, income taxes including the valuation allowance for deferred tax assets, contingencies, and share-based payments. Actual results may differ from these estimates under different assumptions and conditions.
Accounts Receivable — Receivables are attributable to trade receivables in the ordinary course of business. The Company records an allowance for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of its receivables, specifically identified customer risks, and historical write-off experience. (See Note 2)
The Company routinely transfers receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” transfers were accounted for as sales and as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The amount paid to the Company for the receivables by the transferee is equal to the carrying value and therefore no gain or loss is recognized on these transfers. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and the Company, for various services provided to the end users. The Company provides limited monthly servicing whereby the Company invoices the end user on behalf of the transferee.
Inventory — Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.
The Company’s reserve for excess and obsolete inventory at March 31, 2009 and 2008 was approximately $1.2 million. The amount charged to expense for reserve for inventory obsolescence was approximately $287,000 and $1.8 million in fiscal years 2009 and 2008, respectively.

In valuing its inventory costs, the Company considered the valuation of inventory using the guidance of Accounting Research Bulletin (ARB) No. 43 “Restatement and Revision of Accounting Research Bulletins.” In particular, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of computer parts and equipment consumed on maintenance contracts, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market.
Property and Equipment — Property and equipment is stated at cost and property and equipment under capital leases are stated at the present value of the future minimum lease payments determined at the inception of the lease. Depreciation expense includes depreciation of purchased property and equipment and assets recorded under capital leases. Depreciation expense is computed over the shorter of estimated economic lives or lease periods using the straight-line method as follows:

Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Building improvements	5-10 years
Vehicles	4 years
Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated and any gain or loss is recognized at such time.
Long-Lived Assets — Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is evaluated when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. No impairment was recorded in fiscal year 2009 or 2008.
Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets (See Note 4) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual review for impairment or more frequently if impairment indicators arise. The Company performs its annual review for goodwill impairment on December 31st of each fiscal year. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock were less than the carrying value of the Company. In response to market conditions, the Company evaluated its goodwill position at June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 for potential impairment.
Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131. The Company has one reporting unit, in the test and measurement business, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.
The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.
Based on its analysis of the Company’s current fair value, the Company determined that no impairment existed in fiscal year 2009 or 2008. As the Company consists of only one reporting unit, and is publicly traded, management estimates of the fair value was prepared by weighting three different valuation methods: the discounted cash flow method, the mergers and acquisition method and an indication to value based on the quoted market price of the Company’s stock. The Company heavily weighted the discounted cash flow method and the mergers and acquisition method in determining the fair value of the reporting unit. Due to the lack of an active trading market for the Company’s stock, the Company’s quoted market price was not considered as strong an indication of value of the reporting unit.
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
Accounts Payable — Accounts payable represents amounts owed to third parties at the end of the year. The Company included drafts outstanding checks in accounts payable of approximately $387,000 and $659,000 at March 31, 2009 and March 31, 2008, respectively.
Deferred Maintenance Revenues — Deferred maintenance revenues includes amounts that have been billed per the contractual terms but have not been recognized as revenue.
Revenue Recognition — Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectibility must be reasonably assured. Service revenues are derived from contracts with various commercial enterprises as well as from federal and state agencies. The Company recognizes service revenues based on contracted fees earned, net of credits and adjustments as the service is performed. Revenues from long-term fixed unit price contracts are recognized monthly as service is performed based upon the number of units covered and the level of service requested. The pricing of these contracts is fixed as to the unit price, but varies based upon the number of units covered and service level requested. Revenues from time-and-material professional service contracts are recognized as services are delivered. Certain seat management contracts include the delivery and installation of new equipment combined with multi-year service agreements. Revenues related to the delivery and installation of equipment under these, and certain other contracts, are recognized upon the completion of both the delivery and installation. Product sales were $1.3 million and $2.3 million with corresponding direct cost of product of $1.2 million and $2.1 million for the fiscal years ended March 31, 2009 and 2008, respectively. Revenues related to the fixed-price service agreements are recognized ratably over the life of the agreement. Invoices billed in advance are recognized as revenues when earned. Losses on contracts, if any, are recognized in the period in which they become determinable.
Shipping revenue is included in revenues while the related costs, including shipping and handling costs, are included in the cost of revenues. Taxes imposed by governmental authorities on the Company’s revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from revenues.
Income Taxes — The provision for income taxes is the total of the current year income taxes due or refundable and the change in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Stock-Based Compensation — The Company accounts for stock-based payments in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123R requires all stock-based payments to employees and non-employee members of the board of directors, including grants of all employee equity incentives, to be recognized in the Company’s consolidated statement of operations based on their fair values. In accordance with SFAS No. 123R, the Company recognizes compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. The Company estimated the forfeiture rates for the fiscal years ended March 31, 2009 and 2008 based on its historical experience during the preceding five fiscal years. Stock based compensation expense for awards granted prior to April 1, 2006, is based on the date of grant, as previously determined under SFAS No. 123, “Share Based Payments.” For the fiscal years ended March 31, 2009 and 2008, the Company recorded approximately $28,000, respectively, of stock-based compensation expense, which is included in general and administrative expense in the consolidated statement of operations. Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with Emerging Issues Task Force (EITF) Issue No. 96—18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
Acquisition Costs -The Company capitalizes certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity, primarily investment advisory services. All internal costs associated with a business combination are expensed as incurred. During the year ended March 31, 2008, due to changes in the market and valuation issues, the Company determined not to pursue a potential target and the acquisition effort was abandoned. As a result, during the fiscal year ended March 31, 2008 the Company recorded a $458,000 charge to operations for transaction related costs.
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
Concentration of Risk — The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash in bank deposit accounts.
The Company has a number of significant customers. The Company’s largest customer accounted for 31% of the Company’s revenues for the years ended March 31, 2009 and 2008, respectively. The total amounts due from this customer at March 31, 2009 and 2008 represented 38% and 27%, respectively, of accounts receivable. The Company’s five largest customers, collectively, accounted for 60% and 60% of revenues for the years ended March 31, 2009 and 2008, respectively. The total amounts due from these customers at March 31, 2009 and 2008 represented 69% and 76%, respectively, of accounts receivable. The Company anticipates that significant customer concentrations will continue for the foreseeable future, although the customers which constitute the Company’s largest customers may change.
Risks and Uncertainties — The Company is subject to all of the risks inherent in a company that operates in the intensely competitive enterprise maintenance services and solutions industry. These risks include, but are not limited to, competitive conditions, customer requirements, technological developments, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines. The Company’s operating results may be materially affected by the foregoing factors, including its ability to manages cost in relations to revnues due to economic uncertainties.
Fair Value of Financial Instruments — The Company adopted SFAS No. 157, “Fair Value Measurements” on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value. Because the $1.0 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 became effective for the Company’s fiscal year beginning April 1, 2008. The adoption of the provisions of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company elected not to record eligible instruments in the financial statements at their respective fair value.

Recent Pronouncements — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning December 31, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 161 will have on its financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141R supersedes SFAS No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning April 1, 2009 and early adoption is prohibited. The Company will implement the provisions of SFAS No. 141R for any acquisitions made by the Company subsequent to March 31, 2009.
Reclassifications — Certain reclassifications have been made to the March 31, 2008 financial statements to conform to the March 31, 2009 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net loss.
2. ACCOUNTS RECEIVABLE

	March 31,
(Amounts in thousands)	2009	2008

Trade accounts receivable consist of:
Amounts billed	$6,732	$10,283
Amounts unbilled	239	73

Total	6,971	10,356
Allowance for doubtful accounts	(177)	(150)

Total	$6,794	$10,206

3. PROPERTY AND EQUIPMENT

	March 31,
(Amounts in thousands)	2009	2008
Property and equipment consists of:
Machinery and equipment	$3,815	$3,566
Furniture and fixtures	235	235
Building improvements	323	323
Vehicles	162	162

Total	4,535	4,286

Accumulated depreciation	(3,808)	(3,285)

Total	$727	$1,001

For the years ended March 31, 2009 and 2008, depreciation expense was approximately $523,000, and $602,000, respectively. Included in machinery and equipment is equipment under capital leases totaling approximately $889,000 and $682,000, net of accumulated amortization of $463,000 and $221,000 for March 31, 2009 and 2008, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a schedule of amortizable intangible assets as of March 31,

	Estimated
	Amortization	2009			2008
	period	Gross	Accumulated	Net	Gross	Accumulated	Net
(Amounts in thousands):	(in months)	Assets	Amortization	Assets	Assets	Amortization	Assets

Client master contracts	60-90	$1,675	(1,301)	374	$1,675	$(1,013)	$662
Backlog	48	96	(96)	—	96	(96)	—
Subcontractor provider network	36	64	(64)	—	64	(64)	—
Non compete	24-36	109	(109)	—	109	(109)	—

		$1,944	$(1,570)	$374	$1,944	$(1,282)	$662

For the fiscal years ended March 31, 2009 and 2008, amortization of intangible assets was approximately $288,000 and $285,000, respectively. The Company estimates aggregate future amortization expense for intangible assets remaining as of March 31, 2009 as follows:

(Amounts in thousands):
Fiscal Year ending March 31,
2010	$216
2011	125
2012	33

Total	$374

5. DEBT AND AVAILABLE CREDIT FACILITY

	March 31,
	(Amounts in thousands)
Bank debt consists of:	2009	2008
Credit facility with Textron Financial Corporation dated July 7, 2008, as amended, maturing July 7, 2011 with a maximum borrowing limit of $4.0 million. Amounts available under this credit facility are determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2009, $1.5 million was available to the Company under the terms of the credit facility. The credit facility bears interest at the prime rate (as quoted in The Wall Street Journal) plus 2.75% with a prime rate floor of 5.0%. The interest rate at March 31, 2009 was 7.75%. On June 15, 2009, , the Company terminated this credit facility and paid in full amounts outstanding under this credit facility by utilizing funds from the credit facility with Sonabank.
	$2,545	$—

Credit facility with Provident Bank dated July 6, 2006, as amended, maturing June 30, 2008 with a maximum borrowing limit of $6.0 million. Amounts available under this credit facility were determined by applying stated percentages to the Company’s eligible receivables and inventory. At March 31, 2008, $1.5 million was available to the Company under the terms of the credit facility. The credit facility bore interest at the bank’s prime rate plus 2%. The interest rate at March 31, 2008 was 7.5%. Simultaneous with the execution of the credit facility with Textron Financial Corporation dated July 7, 2008, the Company terminated this credit facility and paid in full amounts outstanding under this credit facility by utilizing funds from the credit facility with Textron Financial Corporation.
	—	4,448

Auxiliary line of credit with Provident Bank, bearing interest at 8.5% paid in full on April 30, 2008.	—	60

Subtotal — bank debt	2,545	4,508

Subordinated note with an affiliate (see Note 11) dated November 2, 1998. Principal due on July 1, 2010. Interest accrues annually at 8%.	500	500

Subordinated note with an affiliate (see Note 11) dated November 5, 1998. Principal due on July 1, 2010. Interest accrues annually at 8%.	500	500

Subtotal — subordinated debt — affiliates	1,000	1,000

Equipment under a capital lease, 7.94% interest, 60 month term	77	120

Equipment under a capital lease, 9.3% interest, 48 month term	78	—

Equipment under a capital lease, 14.4% interest, 36 month term	75	—

Equipment under a capital lease, 10.74% interest, 24 month term	242	481

Subtotal — capital leases	472	601

Total debt	4,017	6,109
Less current maturities	2,876	4,784

Total long-term debt	$1,141	$1,325

On June 15, 2009, the Company entered into a Business Loan Agreement (the Loan Agreement), and a Commercial Security Agreement (the CSA), with Sonabank (the New Credit Facility). The Company also executed a promissory note (the Note) in favor of Sonabank. Collectively, the Loan Agreement, the CSA and the Note are referred to as the Loan Documents. The Loan Documents replaced the Company’s Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009 (the Old Credit Facility).

The Loan Agreement has a term of one year. In the event that the Company pays and closes the New Credit Facility prior to June 15, 2010, the Company must pay a 2% penalty assessed based on the maximum credit limit of the New Credit Facility.
Under the Loan Documents, the Company may borrow an amount that may not exceed the lesser of: (i) $1,500,000 or (ii) the borrowing base which is 85% of the value of eligible accounts (as defined in the Note). The Company used approximately $571,000 from the New Credit Facility plus cash on hand of approximately $1.9 million to pay off the amount outstanding under the Old Credit Facility.
Interest accrues on the outstanding balance of the Note at an initial rate of 8% per annum. The interest rate on the New Credit Facility is a variable rate per annum adjusted daily based upon the Wall Street Journal’s prime lending rate plus 2.75%. Under no circumstances will the interest rate be less than 8%. The Company must pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 15, 2009.
Under the Loan Agreement, the Company may not pay cash dividends or, other than in the ordinary course of its business, make principal payments on its other debt, including its 8% promissory notes issued to Nancy Scurlock and the Arch C. Scurlock Children’s Trust. Accordingly, in connection with entering into the Loan Documents, Nancy Scurlock and the Arch C. Scurlock Children’s Trust agreed to forego receiving principal payments on their outstanding notes until the Company’s Note with Sonabank is satisfied. The Company may only make interest payments on such notes with advance written approval from Sonabank.
Sonabank is not required to disburse funds to the Company if, among other things, (i) the Company or any guarantor is in default under the terms of the Loan Documents, (ii) any guarantor dies or becomes incompetent or the Company or any guarantor becomes insolvent, files a bankruptcy petition or is involved in a similar proceeding, or (iii) there occurs a material adverse change in the Company’s or a guarantor’s financial condition or in the value of any collateral securing the loan. A default includes, among other things, the Company’s failure to make payment when due, the failure to comply with or perform any term, obligation covenant or condition contained in the Loan Documents or a guarantor dies or becomes incompetent. If a default, other than a default on indebtedness (as defined in the Loan Agreement), is curable and if the Company has not received notice of a similar default within the preceding 12 months, it may be cured if the Company, after receiving written notice from Sonabank demanding cure of such default: (i) cure the default within 30 days; or (ii) if the cure requires more than 30 days, immediately initiate steps which Sonabank deems in Sonabank’s sole discretion to be sufficient to cure the default and thereafter continue and complete all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practicable. If an event of default occurs or is not cured as described in the preceding sentence, the commitments and obligations of Sonabank under the Loan Documents will immediately terminate and, at Sonabank’s option, the amounts outstanding under the Loan Documents, including principal and interest, may become immediately due and payable. Upon a default, the interest rate will be increased to 21% per annum.
The New Credit Facility is secured by all of the Company’s assets. Additionally, Charles L. McNew, the Company’s Chief Executive Officer, and Joseph Sciacca, the Company’s Chief Financial Officer, personally guaranteed the loan under the Loan Documents. The Company is required to assign all receivables payments, collections, and proceeds of receivables to Sonabank and post any of these amounts to the designated lock-box account.
The Company is required to maintain its primary operating accounts with Sonabank throughout the term of the loan. In the event that any main or primary operating accounts are not maintained with Sonabank, the effective interest rate will be increased by 2.0% over the rate noted in the Loan Documents.
The Loan Agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type.

Future payments of long-term debt and capital leases at March 31, 2009 and for succeeding fiscal years are as follows:

(Amounts in thousands)	Total

Year ending March 31,
2010	$2,903
2011	1,102
2012	49
2013	13

Total payments	4,067
Less amounts representing interest on capital leases	(50)

Total principal payments	$4,017

6. ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,
(Amounts in thousands)	2009	2008

Accrued lease payments	$832	$1,221
Accrued vacation	21	75
Accrued payroll	357	362
Payroll taxes accrued and withheld	143	159
Interest	325	249
Other accrued expenses	614	407

	$2,292	$2,473

7. STOCK—BASED COMPENSATION
On September 9, 2005, the shareholders approved the 2005 Stock Option and Stock Incentive Plan (the 2005 Plan). Under the 2005 Plan, 260,000 shares of Common Stock were reserved for issuance upon the exercise of option awards or awards of restricted stock granted. Of that amount, 60,000 are reserved for issuance exclusively to directors of the Company and 200,000 are reserved for issuance exclusively to officers, key employees and important consultants to the Company. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. The vesting of the awards will be set by the Compensation and Employee Benefits Committee at the time of the award.
On September 16, 1994, the shareholders approved the Key Employee Stock Option Plan (the 1994 Plan). Options expire five to ten years after the date of grant. The maximum number of shares of the Company’s common stock subject to the 1994 Plan and approved for issuance was originally 280,000 shares either authorized and unissued or shares held in treasury. This number is subject to adjustment in the event of stock splits, stock dividends or other recapitalization of the Company’s common stock. On March 2, 2000, the shareholders approved amendments to the 1994 Plan which increased the number of shares available for issuance to 400,000 shares. No future stock grants may be made under the 1994 Plan.
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
On September 14, 1997, shareholders approved the Non-Employee Director Stock Option Plan (the 1997 Plan). The maximum number of shares of the Company’s common stock subject to the 1997 Plan and approved for issuance was originally 100,000 shares either authorized and unissued or shares held in treasury. The initial stock-based incentive wards granted under the 1997 Non-Employee Directors Stock Option Plan to a director upon joining the Company’s Board of Directors are stock options with 10 year terms and vesting monthly over five years. Subsequent grants to directors for annual service are stock options with 10 year terms and vest monthly over one year. The 1997 Plan expired on September 18, 2004. No future stock grants may be made under the 1997 Plan.
The exercise prices of all options awarded in all years, under all plans, were equal to the market price of the stock on the date of grant. During the year ended March 31, 2009, the Company granted 24,000 options to purchase shares.
The Company granted no options to purchase shares during the fiscal year ended March 31, 2008. The stock compensation expense recognized during the fiscal year ended March 31, 2009 and 2008 was approximately $28,000, respectively. As of March 31, 2009, the total remaining unrecognized compensation expense related to unvested options was approximately $63,000, which will be recognized over the next five years.
The fair value of each of the Company’s option grants is estimated on the date of grant using the Black-Scholes option — pricing model, based on the following assumptions for the fiscal year ended March 31, 2009: risk-free interest rate of 2.80%, dividend yield of 0%, volatility factor related to the expected market price of the Company’s common stock of 84.35% and weighted-average expected option life of one to ten years. The weighted average fair value of options granted during fiscal 2009 was $.49. There were no option grants during the year ended March 31, 2008.
A summary of options activity is as follows:

		Weighted
		Average
	Number of	Exercise Price
2005 Plan	Shares	Per Share

Outstanding at March 31, 2007	97,300	$3.11

Forfeited/Expired	(6,500)	3.00

Outstanding at March 31, 2008	90,800	3.12

Issued	24,000	0.49

Forfeited/Expired	(1,600)	3.00

Outstanding at March 31, 2009	113,200	$2.57

		Weighted
		Average
	Number of	Exercise Price
1994 Plan and 1997 Plan	Shares	Per Share

Outstanding at March 31, 2007	399,417	$5.17

Forfeited/Expired	(40,750)	7.89

Outstanding at March 31, 2008	358,667	4.86

Forfeited/Expired	(17,310)	6.96

Outstanding at March 31, 2009	341,357	$4.76

The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Plan at March 31, 2009.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

$3.40	27,800	6.4 years	$3.40	27,800	$3.40
3.00	61,400	7.3 years	3.00	24,560	3.00
.32-.66	24,000	9.7 years	0.49	—	—

$.32-3.40	113,200		$2.56	52,360	$3.21

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Plan and 1997 Plan at March 31, 2009.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price

5.57-7.56	72,000	.63 years	6.14	72,000	6.14
5.38-7.06	64,000	1.17 years	5.81	64,000	5.81
1.80-4.05	70,000	2.83 years	3.51	70,000	3.51
3.10-5.00	45,667	3.73 years	3.51	45,667	63.51
4.11-5.70	13,000	4.31 years	4.11	13,000	4.11
4.45-5.02	76,690	5.20 years	4.57	76,444	4.57

$1.80-$7.56	341,357		$4.76	341,111	$4.76

The fair value of options vested was $0 and $23,400 for the years ended March 31, 2009 and 2008, respectively.
The intrinsic value of options vested at March 31, 2009 was $0.
8. EMPLOYEE 401(K) RETIREMENT PLAN
The Company sponsors a 401(k) retirement plan covering substantially all non-union employees with more than 3 months of service. Company contributions to the plan were suspended effective April 1, 2008. For the year ended March 31 2008, the plan provided that the Company contributed an amount equal to 50% of a participant contribution up to 1% of salary, and at the Company’s discretion, additional amounts based upon the profitability of the Company. The Company’s contributions were $0 and $54,000 for the years ended March 31, 2009 and 2008, respectively.
9. INCOME TAXES
The components of income tax expense (benefit) are as follows for the years ended March 31:

(Amounts in thousands)	2009	2008

Current expense (benefit):
Federal	$18	$—
State	20	(18)

Total current:	38	(18)

Deferred expense (benefit):
Federal	—	—
State	—	—

Total deferred:	—	—

Income tax expense (benefit)	$38	$(18)

The components of the Company’s deferred tax assets and liabilities consist of the following at March 31:

(Amounts in thousands)	2009	2008
Deferred tax assets:

Accounts receivable reserves	$68	$57
Inventory reserve	397	479
Inventory capitalization	52	62
Depreciation and amortization	57	85
Accrued compensation, vacation and other	124	49
Abandonment of space	—	15
AMT credit carryforwards	590	227
Net operating loss carryforward	1,670	1,989
Deferred gain on building sale	15	38

	2,973	3,001
Deferred tax liabilities:	—	—

	2,973	3,001
Valuation allowance	(2,973)	(3,001)

Net deferred tax asset	$—	$—

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
The Company has approximately $4.7 million of net operating loss carryforwards, which expire in fiscal years 2019 through 2028 and alternative minimum tax credit of $590,000.
The differences between the provision for income taxes at the expected statutory rate of 34% for continuing operations and those shown in the consolidated statements of operations are as follows for the years ended March 31:

	2009	2008

Provision (benefit) for income taxes	34.0%	(34.0)%
Increase (reduction) in taxes resulting from:
State taxes, net of federal benefit	6.3	(4.0)
Permanent items	10.2	4.0
Change in tax rates	(3.0)	—
Other	(2.0)	2.7
Change in valuation allowance for deferred tax assets	(41.5)	30.6

Total	4.0%	(.7)%

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, as of April 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5 “Accounting for Contingencies and SFAS No. 109, Accounting for Income Taxes”, for uncertainties related to the company’s income tax liabilities. The Company analyzed its income tax posture using the criteria required by FIN 48 and concluded that there was a $20,000 cumulative adjustment as a result of the de-recognition of deferred tax assets. The adjustment is due to potential exposure arising from increases in state income taxes in higher tax rate states from lower tax rate states as a result of differing methodologies that may be applied for apportionment.
There is no change through March 31, 2009 related to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and general and administrative expenses, respectively, in the consolidated statements of operations. For the year ended March 31, 2008, the Company has not recorded any interest or penalty expense related to income taxes. The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of March 31, 2009. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.
10. LEASING ACTIVITY
The Company is obligated under operating leases for office space and certain equipment expiring through the fiscal year ending March 31, 2012. The following are future minimum lease payments under operating leases as of:

(Amounts in thousands)

Year ending March 31,
2010	$683
2011	42
2012	20

Total minimum lease payments	$745

The Company subleases a portion of its office space. Sublease income was $542,000 for the fiscal years ended March 31, 2009 and 2008. The minimum sublease rental income is estimated to be approximately $289,000 for fiscal years 2010.
The Company sold its office complex on November 6, 1997 and leased back its headquarters building for 12 years. Deferred income of $40,000 and $99,000 at March 31, 2009 and 2008, respectively, represents the deferred gain on the sale — lease-back of the Company’s office complex. The deferred income is being recognized as a reduction of rent expense over the remaining life of the lease.
Total rent expense under operating leases was $970,000 and $1.2 million for the fiscal years ended March 31, 2009 and 2008, respectively.
11. RELATED PARTY TRANSACTIONS
As of March 31, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders, hold, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $80,000 for fiscal year 2009 and 2008. There were no payments of interest made during the fiscal year ended March 31, 2009 and 2008. The principal amount outstanding under the subordinated notes was $1.0 million in the aggregate at March 31, 2009. In addition, the maturity date of the notes was extended to July 1, 2010. (See Note 5)
12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Amounts in thousands)	2009	2008
Supplemental disclosures of cash flow information Interest paid	$260	$599

Income taxes paid	$30	$12

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment under capital leases	$162	$—

13. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

(Amounts in thousands except per share data)	2009	2008

Numerator for net loss per share:

Net income (loss) as reported	$903	$(2,453)

Denominator:

Weighted-average shares outstanding — basic	3,175,206	3,175,206
Net income (loss) per share — basic	$.28	$(.77)

Weighted-average shares outstanding — diluted	3,179,766	3,175,206
Net income (loss) per share — diluted	$.28	$(.77)

Using the treasury stock method, stock options totaling 3,085 for 2008 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.
14. COMMITMENTS AND CONTINGENCIES
The Company is engaged in ordinary routine litigation incidental to the Company’s business to which the Company is a party. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company.
On February 4, 2008, the Company entered into a settlement and release agreement (the Settlement Agreement), with Indus Corporation (Indus). Under the Settlement Agreement, the Company and Indus agreed to settle their claims against one another as set forth in several lawsuits. As a result of the settlement, the Company recorded an expense of $410,000 for the year ended March 31, 2008.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9T. Controls and Procedures
     (a) Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
As of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting. This evaluation was based upon the framework in “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation including an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management, Chief Executive Officer and Chief Financial Officer reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of March 31, 2009 there were two material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected. In light of the material misstatement of the annual or interim financial statements will not be prevented or detected.
As previously reported in the Company’s Annual Report on Form 10-K, as of March 31, 2008, related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. This material weakness was on going as of March 31, 2009.
In addition, the Company’s had one individual with dual responsibility for financial statements as well as for the Company’s Information Systems. As a result the Company lacks the appropriate level of separation of duties as that individual has the ability to update and modify these information systems.
Effective April 1, 2009, the Company hired additional qualified personal to address these material internal control weaknesses and in addition, the Company will use outside consultants as necessary.
Such material weaknesses were identified, and because management considers its internal controls over financial reporting and controls over the separation of duties to prevent inappropriate activity to intersect with its disclosure controls
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. This conclusion was based upon the identified material weaknesses.
The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report. As discussed above, the Company hired personnel to address these issues.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of shareholders including, but not necessary limited to, the sections entitled “Proposal 1 — Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
The information regarding executive officers contained in Part I, Item 4A. “Executive Officers of the Registrant” of this Form 10-K is hereby incorporated by reference in this Item 10.
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
Item 11. Executive Compensation
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statements for our 2009 annual meeting of shareholders including, but not necessarily limited to, the section entitled “Executive Compensation”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of shareholders including but not necessarily limited to the section entitled “Security Ownership of Certain Beneficial Owners and Management”.
Equity Compensation Plans Information
The following table sets forth the information regarding equity compensation plans, as of March 31, 2009.

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders (1)	454,557	$4.21	146,800
Equity compensation plans not approved by security holders	—	—	—

Total	454,557	$4.21	146,800

(1)	The Company has three equity compensation plans, the 1994 Key Employee Stock Option Plan, the 1997 Non-Employee Director’s Stock Option Plan and 2005 Stock Option and Stock Incentive Plan.

The 2005 Stock Option and Stock Incentive Plan has a maximum of 260,000 shares of Common Stock that are available for issuance. As of March 31, 2009, there were options to purchase 113,200 shares of common stock outstanding and no shares of Common Stock issued pursuant to restricted stock awards.

The 1994 Key Employee Stock Option Plan has a maximum of 400,000 shares of Common Stock available for issuance. As of March 31, 2009, there were options to purchase 277,000 shares of the Company’s Common Stock outstanding. No additional options may be granted under the 1994 Key Employee Stock Option Plan. The Non-Employee Directors Stock Option Plan has a maximum of 100,000 options available for issuance. As of March 31, 2009, there were options to purchase 64,357 shares of the Company’s Common Stock outstanding. No additional options may be granted under the Non-Employee Directors Stock Option Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of shareholders including, but not necessarily limited to, the section entitled “Transactions with Related Persons”.
Item 14. Principal Accounting Fees and Services
The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of shareholders including, but not necessarily limited to, the section entitled “Independent Public Accountants”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report as Item 8:
1.	Consolidated Financial Statements
•	Report of Independent Registered Accounting Firm

•	Consolidated Statements of Operations for the years ended March 31, 2009 and 2008

•	Consolidated Balance Sheets as of March 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2009 and 2008

•	Notes to Consolidated Financial Statements
All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. ( Incorporated by reference from Exhibit 31.1 to the Form 10-K for the year ended March 31, 2008.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.31	Joseph Sciacca,Executive Severance Agreement, dated May 13, 2009. (Incorporated by reference to Form 8-K dated May 13, 2009.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.)

10.6	Non-Employee Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.8	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.10	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Summary Term Sheet of Director Fees and Officer Compensation.

10.15	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

10.18	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007. (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed on July 3, 2007)

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007. (Incorporated by reference to Exhibit 10.3 to Form 8-K, dated July 3, 2007)

10.22	Fourth Amended and Restated Loan and Security Agreement dated as of 29th day of June, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 3, 2007)

10.23	Letter Agreement, dated June 28, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.24	First Amendment and Waiver dated November 13, 2007 (incorporated by reference to exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25	Second Amendment and Waiver dated as of January 31, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.26	Promissory Note (Auxiliary Revolver Facility) dated January 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.27	Promissory Note (Revolving Line of Credit) dated January 31, 2008 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.28	Settlement Agreement and Release dated February 4, 2008 by and among Halifax Corporation of Virginia, INDUS Corporation and INDUS Secure Network Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.29	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Loan and Security Agreement with Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2008)

10.32	Amended and Restated Severance Arrangement between Halifax Corporation of Virginia and Joseph Sciacca dated as of May 13, 2009. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 13, 2009)

10.33	Business Loan Agreement and Commercial Security Agreement by and between Halifax Corporation of Virgina with Sonabank, NA. (incorporated by reference to Exhibit 10.1 And 10.2 of the Form 8K dated June 15, 2009.

10.34	Extension of Scurlock notes to July 15, 2010.

21.1	Subsidiaries of the registrant.

23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 30, 2009.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 30, 2009.

32.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18US.C. Section 1350.

32.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALIFAX CORPORATION OF VIRGINIA

By	/s/ Charles L. McNew
Charles L. McNew
	President and Chief Executive Officer	Date: 6/30/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles L. McNew Charles L. McNew	President and Chief Executive Officer and Director, (Principal Executive Officer)	6/30/09

/s/ Joseph Sciacca Joseph Sciacca	Vice President, Finance, and Chief Financial Officer, (Principal Financial Accounting Officer)	6/30/09

/s/ John H. Grover John H. Grover	Chairman of the Board of Directors	6/30/09

/s/ Thomas L. Hewitt Thomas L. Hewitt	Director	6/30/09

/s/ John M. Toups John M. Toups	Director	6/30/09

/s/ Daniel R. Young Daniel R. Young	Director	6/30/09

/s/ Arch C. Scurlock, Jr. Arch C. Scurlock, Jr.	Director	6/30/09

/s/ Donald M. Ervine Donald M. Ervine	Director	6/30/09