Form 10-K/A
period 2009-03-31
HALIFAX CORP OF VIRGINIA
filed 2009-07-29
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 1-08964
Halifax Corporation of Virginia
(Exact name of registrant as specified in its charter)

Virginia	54-0829246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (703) 658-2400

Common Stock, $.24 par value	NYSE AMEX

(title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company:”

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

Class	Outstanding as of July 28, 2009

Common	3,175,206
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended March 31, 2009, which was initially filed with the Securities and Exchange Commission (“SEC”) on June 30, 2009 (the “Original Filing”) is being filed with the SEC to provide the information required pursuant to the rules of the SEC in Part III, Items 10, 11, 12, 13 and 14 of the Original Filing.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.
     All information contained in this Form 10K/A is as of the original filing date of the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, unless otherwise noted, and does not reflect any subsequent information or events other than as described above.

Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future events over which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, income, and relationship with employees, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed price provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, economic conditions, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to potential delisting from the NYSE AMEX, future ability to meet financial covenants under the Company’s loan agreement, the availability of capital to finance operations and planned growth and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth certain information with respect to the current directors as of July 27, 2009:

Director	Age	Date First Elected	Principal Occupation and Employment; Other Background

John H. Grover	81	1984	John H. Grover is the Chairman of our Board of Directors. From December 2002 until its liquidation in December 2003, Mr. Grover served as President of Research Industries Incorporated, a private investment company. He served as Executive Vice President, Treasurer and director of Research Industries Incorporated from 1968 until June 2003, and as a director of TransTechnology Corporation, an aerospace engineering company, from 1969 to 1992. He has been a general partner of Grofam, L.P., an investment company, for over 10 years. In addition, he presently serves as a director of Westgate Partners, Inc., a real estate investment company, World Resources Co., a recycling company, Parkgate Group, LLC, a real estate investment company, Aviation Facilities Company, Inc., a real estate investment company, and Nano-C, Inc., a chemical manufacturing company.

Thomas L. Hewitt	70	2000	Thomas L. Hewitt has served as Chief Executive Officer of Global Governments LLC, a consulting firm, since June 2000. He founded Federal Sources, Inc., a market research and consulting firm, in December 1984, and served as Federal Sources, Inc.’s Chief Executive Officer until the sale of Federal Sources, Inc. in 2000. Prior to founding Federal Sources, Inc., Mr. Hewitt served as a Senior Vice President of Kentron, an information technology professional services company acquired by Planning Resource Corporation, a government IT service company, and held several senior level positions at Computer Science Corporation, an information technology systems integration company, including President of the Infonet Government Systems Division and Vice President of Program Development of the Systems Group. Mr. Hewitt is currently a director of GTSI Corp., a reseller of software and hardware.

Charles L. McNew	57	2000	Charles L. McNew joined the Company in July 1999 and was appointed President and Chief Executive Officer in May 2000. He was the Company’s acting President and Chief Executive Officer from April 2000 to May 2000 and prior to that was its Executive Vice President and Chief Financial Officer. Prior to joining the Company, from July 1994 through July 1999, Mr. McNew was Chief Financial Officer and later Chief Operating Officer of Numerex Corporation, a publicly traded wireless telecommunications solutions company. Mr. McNew serves as a member of the Board of Directors of the Services Industry Association, a trade association.

Arch C. Scurlock, Jr	62	2003	Arch C. Scurlock, Jr. has served as a financial analyst consultant since June 2003. Prior to such time, he served as Vice President of Research Industries Incorporated from 1987 until December 2003 and as a director of Research Industries Incorporated from 1983

Director	Age	Date First Elected	Principal Occupation and Employment; Other Background

			until December 2003. From 1977 to 1987, Mr. Scurlock was a chemical engineer at Atlantic Research Corporation, a government research company.

John M. Toups	83	1993	John M. Toups currently serves as a director of GTSI Corp. and NVR, Inc., a residential construction company. Mr. Toups is on the board of Willdan Group, Inc., an engineering company located in California, a position he has held since 2007. Mr. Toups served as President and Chief Executive Officer of Planning Resource Corporation, an engineering and services company, from 1978 to 1987. Prior to that he served in various executive positions with Planning Reserve Corporation. For a short period of time in 1990, he served as interim Chairman of the Board of Directors and Chief Executive Officer of the National Bank of Washington and Washington Bancorp.

Daniel R. Young	75	2001	Daniel R. Young has served as a managing partner for The Turnberry Group, an advisory practice to chief executive officers and other senior executives, since October 2000. He also serves as a director of GTSI Corp. and NCI, Inc., an information technology systems engineer and integration company. Mr. Young was formerly Vice Chairman and Chief Executive Officer of Federal Data Corporation, a government IT service company, until 2000. He joined Federal Data Corporation in 1976 as the Executive Vice President, and in 1985 was elected President and Chief Operating Officer. Following the 1995 acquisition of Federal Data Corporation by The Carlyle Group, a private investment group, Mr. Young assumed the position of President and Chief Executive Officer. In 1998, he was elected Vice Chairman of the Board of Directors. Before joining Federal Data Corporation, Mr. Young was an executive of Data Transmission Company, an information technology company. He ultimately became Executive Vice President of Data Transmission Company, and, prior to that, held various engineering, sales and management positions at Texas Instruments, Inc., a computer equipment manufacturer. He also served in the U.S. Navy as a sea officer.

Donald M. Ervine	74	2009	Donald M. Ervine has served as Chairman of the Board of Directors of VSE Corporation, a company that provides diversified engineering and technical support services (“VSE”), since April 22, 2008. Prior thereto, he served as Chairman of the Board and Chief Executive Officer of VSE from 1992 to 2008 and in various other capacities since he joined VSE in 1983. Mr. Ervine completed a distinguished 27-year career of military service in 1983, including 24 years active-duty in the U.S. Navy achieving the rank of Captain. Mr. Ervine holds a Bachelor’s degree in Business Management from West Virginia Institute of Technology and a Master’s degree in International Affairs from George Washington University. He is also a graduate of the Naval War College and the Industrial College of the Armed Forces
     The information regarding executive officers contained in Part I, Item 4A. “Executive Officers of the Registrant” of the Original Filing is hereby incorporated by reference in this Item 10.

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
Audit Committee and Audit Committee Financial Expert
     The Board of Directors has established a standing Audit Committee. The Audit Committee currently consists of Messrs. Toups (Chairman), Young and Hewitt. Our Board of Directors has determined that each of Messrs. Toups, Young and Hewitt is independent as defined in the applicable rules of the NYSE Amex LLC Company Guide, referred to as the NYSE Amex Company Guide in this document, and Rule 10A-3 of the Exchange Act and that each of Messrs. Toups and Young qualifies as an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.
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

Item 11. Executive Compensation
Fiscal 2009 Summary Compensation Table
     The following table sets forth information concerning the compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries during our fiscal years ended March 31, 2009, 2008 and 2007, respectively.

				Option	All Other
		Salary		Awards	Compensation
Name and Principal Position	Year	($)	Bonus	($) (1)	($)		Total

Charles L. McNew	2009	$230,863	$24,000	$—	$5,356	(2)	$260,219
President and Chief	2008	$253,078	$—	$—	$7,662	(3)	$267,137
Executive Officer	2007	$263,390	$—	$6,397	$8,201	(4)	$274,988

Joseph Sciacca	2009	$151,668	$14,000	$—	$10,567	(2)	$176,235
Vice President of Finance	2008	$165,516	$—	$—	$12,117	(3)	$181,105
and Chief Financial Officer	2007	$171,448	$—	$3,472	$12,004	(4)	$186,924

Hugh M. Foley	2009	$139,348	$8,000	$—	$3,820	(2)	$151,168
Vice President, Operations	2008	$153,269	$—	$—	$5,235	(3)	$161,062
	2007	$161,696	$—	$2,588	$5,381	(4)	$169,665

Douglas H. Reece	2009	$138,363	$11,000	$—	$10,332	(2)	$159,695
Vice President, Sales and	2008	$150,390	$—	$—	$10,707	(3)	$162,317
Marketing	2007	$157,085	$—	$1,220	$11,422	(4)	$169,727

(1)	Represents the dollar amount recognized for financial reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of stock options granted to each named executive officer in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.99%, an expected term to exercise of 6.25 years and an interest rate of 4.94%, and disregarding the estimate of forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense related to awards granted in and prior to the 2007 fiscal year or prior to 2008 fiscal year, as applicable, and do not correspond to the actual value that will be recognized by each named executive officer.

(2)	Amounts in this column include: contributions to the 401(k) plans of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $182, $119, $110 and $43, respectively; contributions to the heath insurance premiums of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $174, $10,448, $3,710 and $10,289, respectively; and a $5,000 automobile allowance granted to Mr. McNew.

(3)	Amounts in this column include: contributions to the 401(k) plans of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $2,530, $1,665, $1,553 and $410, respectively; contributions to the heath insurance premiums of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $132, $10,452, $3,702 and $10,297, respectively; and a $5,000 automobile allowance granted to Mr. McNew.

(4)	Amounts in this column include: contributions to the 401(k) plans of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $2,330, $1,667, $1,551 and $1,124, respectively; contributions to the heath insurance premiums of Messrs. McNew, Sciacca, Foley and Reece in the amounts of $871, $10,337, $3,830 and $10,298, respectively; and a $5,000 automobile allowance granted to Mr. McNew.
     Elements of compensation for our named executive officers include salary, options to purchase shares of our common stock and other perquisites, as applicable. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. Further, we did not grant stock awards in the fiscal year 2009. As a result, the column related to this item has been deleted from the table above. For a further discussion regarding our executive compensation program and the elements thereof and reasons therefore, see “— Compensation Discussion and Analysis.”

     We did not pay non-equity incentive plan based compensation, equity incentive plan awards or issue stock awards during the 2009 fiscal year. As a result, columns related to these items have been deleted from the table above.
Grants of Plan-Based Awards In Fiscal 2009
     There were no plan-based awards granted to our named executive officers under our 2005 Stock Option and Stock Incentive Plan during fiscal 2009.
Option Exercises and Stock Vested in Fiscal Year 2009
     No restricted stock awards held by our named executive officers vested during fiscal 2009 and no options were exercised by our named executive officers during fiscal 2009.
Outstanding Equity Awards at 2009 Fiscal Year End
     The following table sets forth the information regarding the outstanding equity awards to our named executive officers at March 31, 2009.

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
     Termination for Any Reason Other Than in Connection with an Excluded Circumstance. Under the terms of the agreement, except in connection with a change of control disposition, in the event that Mr. McNew’s employment is terminated other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twelve months. Based on the foregoing, if Mr. McNew’s employment was terminated on March 31, 2009, Mr. McNew would be entitled to receive a severance payment of $230,863.
     Termination in Connection with a Change of Control Disposition. Under the terms of the agreement, a “change of control disposition” is generally deemed to occur if (i) 25% or more of the voting power of our stock is acquired by another entity or (ii) there is a sale of substantially all of our assets to another entity. In the event that Mr. McNew’s employment is terminated within one year of a change of control disposition, other than in connection with an excluded circumstance, Mr. McNew would be entitled to receive his then current salary for a period of twenty-four months. In the event that Mr. McNew’s employment is terminated for any reason within ninety days following a change of control disposition, Mr. McNew would be entitled to receive an amount equal to two times his then current salary. Based on either of the foregoing, if Mr. McNew’s employment was terminated on March 31, 2009, Mr. McNew would be entitled to receive a severance payment of $461,726.
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
Termination/Separation Agreement with Joseph Sciacca.
     On May 13, 2009, we entered into an amended and restated severance arrangement with Joseph Sciacca, our Chief Financial Officer. This agreement provides severance benefits to Mr. Sciacca under certain circumstances and remains in effect so long as we continue to employ Mr. Sciacca. The agreement confirms that Mr. Sciacca’s employment is at will and provides for termination without additional compensation in the event of death, disability, resignation, retirement or termination for cause, referred to as the excluded circumstances in this document. “Cause” is defined as “gross negligence, willful misconduct, fraud, willful disregard of the Board of Directors’ direction or breach of a published company policy.”
     Under the terms of the agreement, except in connection with a change of control disposition, in the event that Mr. Sciacca’s employment is terminated other than in connection with an excluded circumstance, Mr. Sciacca would be entitled to receive his then current salary for a period of twelve months.
     Under the terms of the agreement, a “change of control disposition” is generally deemed to occur if (i) 25% or more of the voting power of our stock is acquired by another entity or (ii) there is a sale of substantially all of our assets to another entity. In the event that Mr. Sciacca’s employment is terminated within one year of a change of control disposition, other than in connection with an excluded circumstance, Mr. Sciacca would be entitled to receive his then current salary for a period of one year. In the event that Mr. Sciacca’s employment is terminated for any reason within ninety days following a change of control disposition, Mr. Sciacca would be entitled to receive an amount equal to one year’s then current salary.
     If the employment of Mr. Sciacca was terminated without cause on March 31, 2009 and assuming the terms of the Amended and Restated Severance Agreement were in effect on such date, Mr. Sciacca would be entitled to receive a payment of $151,668 over a twelve month period.
Termination/Separation Agreements with Mr. Foley and Mr. Reece.
     We entered into a termination/separation agreement with Mr. Foley on January 17, 2003 and Mr. Reece on April 19, 2006.
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
     If the employment of Mr. Foley or Mr. Reece was terminated without cause on March 31, 2009, each would be entitled to receive a payment of $69,674 and $69,181, respectively, over a six month period.
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
     If the change of control had occurred on March 31, 2009, our named executive officers would not have received the value of the potential benefit that each such executive might be entitled to receive upon a change of control under our 2005 Stock Option and Stock Incentive Plan because the per share exercise price of unvested options exceeded the $0.32 closing price per share of our common stock on March 31, 2009.
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

Fiscal 2009 Director Compensation
     Our compensation program for outside directors is designed to enable us to attract, retain and motivate highly qualified directors to serve on our Board of Directors. It is also intended to further align the interests of our directors with those of our shareholders. The following table sets forth information regarding the compensation of our outside directors for the fiscal year 2009.

	Fees earned	Option
	or paid	Awards
	in cash	($)	Total
Name	($)	(1)(2)(3)(4)	($)
John H. Grover Chairman of the Board	$1,600	$598	$2,198
Thomas L. Hewitt Director	1,600	598	2,198
Gerald F. Ryles Director	1,600	598	2,198
Arch C. Scurlock, Jr. Director	1,600	598	2,198
John M. Toups Director	1,600	598	2,198
Daniel R. Young Director	1,600	598	2,198

(1)	As of March 31, 2009, the following represented the aggregate number of shares of common stock issuable upon the exercise of outstanding options granted to each of the above named directors: (i) Mr. Grover — 15,500; (ii) Mr. Hewitt — 18,500; (iii) Mr. Scurlock — 9,100; (iv) Mr. Toups — 15,500; and (vi) Mr. Young — 14,500.

(2)	This column represents the dollar amount recognized for financial reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to each director in accordance with SFAS 123R. These amounts were calculated using the Black Sholes option-pricing model based on the following assumptions: an expected volatility of 49.00% to 84.35%, an expected term to exercise of 5.5 to 6.25 years and an interest rate of 2.8% to 4.94% and disregarding the estimate of forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense related to awards granted in and prior to the 2009 fiscal year, as applicable, and do not correspond to the actual value that will be recognized by each director.

(3)	On September 10, 2008 the above named directors were each issued options to purchase 2,000 shares of the Company’s common stock at $0.66 per share. The options vest in full one year from the grant date.

(4)	On March 26, 2009, the above named directors were each issued options to purchase 2,000 shares of the Company’s common stock at $0.32 per share. The options vest in 5 equal installments over a five year period commencing on the first anniversary of the date of grant.
Director Compensation Description
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
     On March 26, 2009, the outside directors were each issued options to purchase 2,000 shares of the Company’s common stock at an exercise price $0.32 per share. This option award vests at the rate of 20% per year commencing on the first anniversary of the option grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth as of July 28, 2009 the number of shares of common stock beneficially owned by: (1) each person who owned of record, or is known by us to have beneficially owned, more than 5% of such shares then outstanding; (2) each director and nominee for director; (3) the executive officers named in the Summary Compensation Table contained in this proxy statement (the “named executive officers”); and (4) all executive officers, directors and director nominees as a group. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Halifax.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Nancy M. Scurlock	396,045	(1)	12.5%
10575 NW Skyline Boulevard Portland, OR 97231

The Arch C. Scurlock Children’s Trust	396,045	(2)	12.5%
c/o Ms. Kelly Thompson 46 S. Glebe Rd. #200 Arlington, VA 22204

Gary M. Lukowski	157,773	(3)	5.0%
11321 NE 120th Street Kirkland, WA 98034

Jai N. Gupta,	173,955	(4)	5.5%
Shashi A. Gupta and RSSJ Associates LLC 1173 Dolly Madison Blvd. McLean, VA 22101

Chester M. Arnold	227,356	(5)	7.16%
40 Fair winds Drive Osterville, MA 02655

John H. Grover	58,285	(6)	1.8%

John M. Toups	44,431	(7)	1.4%

Thomas L. Hewitt	42,331	(8)	1.3%

Arch C. Scurlock, Jr.	28,250	(9)	*

Daniel R. Young	38,831	(10)	1.2%

Charles L. McNew	176,831	(11)	5.3%

Joseph Sciacca	99,909	(12)	3.1%

Hugh M. Foley	50,165	(13)	1.6%

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class

Douglas H. Reece	13,500	(14)	*

Directors and officers as a group (9 persons)	553,433	(15)	15.7%

*	Less than 1%.

(1)	Represents 392,961 shares held directly, as well as 3,083.5 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan, which are exercisable within 60 days of September 30, 2008.

(2)	Represents 392,961 shares held directly, as well as 3,083.5 shares subject to options granted pursuant to the Non-Employer Directors Stock Option Plan, which are exercisable within 60 days of September 30, 2008. Arch C. Scurlock, Jr., our director, is a trustee and beneficiary of this trust. Additionally, John H. Grover, our director, is a trustee of this trust. Messrs. Scurlock and Grover disclaim beneficial ownership of the shares beneficially owned by the trust because they do not have voting or investment control in accordance with rules and regulations promulgated under the Exchange Act.

(3)	Based on a Schedule 13D filed with the SEC on September 9, 2003, in which Mr. Lukowski, our former employee, reported sole voting and dispositive power over 157,773 shares held directly.

(4)	Based on a Schedule 13D/A filed with the SEC on September 8, 2003 by Jai N. Gupta, Shashi A. Gupta and RSSJ Associates LLC. Represents 121,655 shares held directly by RSSJ Associates LLC and 52,300 shares held directly by Jai M. Gupta. Mr. and Mrs. Gupta are the sole owners of RSSJ Associates LLC and, as a result, are deemed to beneficially own 173,955 shares held directly by RSSJ Associates LLC.

(5)	Based on an amended report on Schedule 13G/A filed with the SEC on February 13, 2009 by Chester M. Arnold. Represents 177,356 shares held directly by Mr. Arnold with sole voting and dispositive power and 50,000 shares held by Mr. Arnold’s wife, over which Mr. Arnold disclaims beneficial ownership.

(6)	Represents 1,500 shares held by the John H. Grover Revocable Trust, 41,285 shares owned by Grofam, L.P. and 15,500 shares subject to options granted pursuant the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Grover serves as trustee (see note 2 above).

(7)	Represents 28,931 shares held directly as well as 15,500 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(8)	Represents 24,331 shares held by the Hewitt Family, LLC and 18,500 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(9)	Represents 17,150 shares held directly and 11,500 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009. Excludes shares held by The Arch C. Scurlock Children’s Trust, of which Mr. Scurlock serves as a trustee and is a beneficiary (see note 2 above).

(10)	Represents 24,331 shares held directly as well as 14,500 shares subject to options granted pursuant to the Non-Employee Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(11)	Represents 8,500 shares held directly, 24,331 shares held indirectly by a trust for a retirement account, 144,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(12)	Represents 9,925 shares held directly, 19,484 shares held indirectly by a trust for a retirement account, 70,500 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(13)	Represents 12,165 shares held indirectly by a trust for a retirement account, as well as 38,000 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(14)	Represents 13,500 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

(15)	Represents 90,337 shares held directly, 121,596 shares held indirectly, 341,500 shares subject to options granted pursuant to the 1994 Key Employee Stock Option Plan and the 2005 Stock Option and Stock Incentive Plan, which are exercisable within 60 days of July 28, 2009.

     Information in response to Item 201(d) of Regulation S-K regarding our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Original Filing and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     On June 29, 2007, we amended our 8% promissory note in the aggregate principal amount of $500,000 dated November 2, 1998, as amended June 29, 2005, and 8% promissory note in the aggregate principal amount of $500,000 dated November 5, 1998, as amended June 29, 2005, to extend the maturity date of each promissory note to July 1, 2009. All other terms and conditions of the promissory notes remain the same. The holders of the 8% promissory notes are The Arch C. Scurlock Children’s Trust and Nancy M. Scurlock. Each holder owns more than 10% of our common stock. Arch C. Scurlock, Jr., a beneficiary and trustee of The Arch C. Scurlock Children’s Trust, and John H. Grover, a trustee of The Arch C. Scurlock Children’s Trust, are members of our Board of Directors. During our 2007 fiscal year, we paid $50,000 of accrued interest on the promissory notes. During our 2009 fiscal year, we did not make any interest payment on the promissory notes. At March 31, 2009, the aggregate balance of the promissory notes was $1.0 million.
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
Independence of Directors
     Our Board of Directors has determined that Messrs. Grover, Toups, Hewitt and Young are independent as defined by the applicable rules of the NYSE Amex Company Guide. In addition, our Board of Directors has determined that a majority of its members are independent as defined by the applicable rules of the NYSE Amex Company Guide. In making this determination, our Board of Directors considered the relationship of Mr. Grover as a trustee of The Arch C. Scurlock Children’s Trust, one of our 10% shareholders.

Item 14. Principal Accounting Fees and Services
     Aggregate fees for professional services rendered for us by Reznick Group, P.C. for the fiscal years ended March 31, 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$230,899	$227,611
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$230,899	$227,611
     All services performed by Reznick were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Reznick’s independence.
     Audit Fees. The audit fees billed by Reznick for the fiscal year ended March 31, 2009 and March 31, 2008 were for professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with the review of documents filed with the SEC.
     Audit-Related Fees. There were no audit related fees billed for the fiscal years ended March 31, 2009 and 2008.
     Tax Fees. There were no tax fees billed for the fiscal years ended March 31, 2009 and 2008.
     All Other Fees. There were no other fees billed for the fiscal years ended March 31, 2009 and 2008.
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
     We were advised by Reznick that no member of Reznick has any direct or indirect interest in our business or any of our subsidiaries or has had, since its appointment, any connection with us or any of our subsidiaries in the capacity of promoter, underwriter, voting trustee, director, officer or employee. Representatives of Reznick are expected to attend the Annual Meeting, will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this report:
     (3) Exhibits
2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. ( Incorporated by reference from Exhibit 31.1 to the Form 10-K for the year ended March 31, 2008.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.31	Joseph Sciacca, Executive Severance Agreement, dated May 13, 2009. (Incorporated by reference to Form 8-K dated May 13, 2009.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.)

10.6	Non-Employee Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.8	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.10	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Summary Term Sheet of Director Fees and Officer Compensation.*

10.15	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

10.18	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007. (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed on July 3, 2007)

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007. (Incorporated by reference to Exhibit 10.3 to Form 8-K, dated July 3, 2007)

10.22	Fourth Amended and Restated Loan and Security Agreement dated as of 29th day of June, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 3, 2007)

10.23	Letter Agreement, dated June 28, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.24	First Amendment and Waiver dated November 13, 2007 (incorporated by reference to exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25	Second Amendment and Waiver dated as of January 31, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.26	Promissory Note (Auxiliary Revolver Facility) dated January 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.27	Promissory Note (Revolving Line of Credit) dated January 31, 2008 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.28	Settlement Agreement and Release dated February 4, 2008 by and among Halifax Corporation of Virginia, INDUS Corporation and INDUS Secure Network Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.29	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Loan and Security Agreement with Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2008)

10.32	Amended and Restated Severance Arrangement between Halifax Corporation of Virginia and Joseph Sciacca dated as of May 13, 2009. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 13, 2009)

10.33	Business Loan Agreement and Commercial Security Agreement by and between Halifax Corporation of Virginia with Sonabank, NA. (incorporated by reference to Exhibit 10.1 And 10.2 of the Form 8K dated June 15, 2009.

10.34	Extension of Scurlock notes to July 15, 2010.*

21.1	Subsidiaries of the registrant.*

23.1	Independent Registered Public Accounting Firm Consent*

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 29, 2009.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 29, 2009.

32.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18 U.S.C. Section 1350.*

*	Previously filed in our Annual Report on Form 10-K for the year ended March 31, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA
By:	/s/ Charles L. McNew
Charles L. McNew
President and Chief Executive Officer

Date: July 29, 2009

EXHIBIT INDEX
2.3	Asset Purchase Agreement by and among Halifax Corporation, Indus Acquisition, LLC and Indus Corporation dated as of June 30, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.4 to form 10-K for the year ended March 31, 2005.)

3.1	Articles of Incorporation, as amended. ( Incorporated by reference from Exhibit 31.1 to the Form 10-K for the year ended March 31, 2008.)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended March 31, 2004.)

4.1	Research Industries Incorporated Promissory Note dated November 2, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.2	Research Industries Incorporated Promissory Note dated November 5, 1998. (Incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended March 31, 2002.)

4.3	Form of 5% note issued to Microserv Shareholders (Incorporated by Reference to Exhibit 99.6 to Form 8-K dated August 29, 2003.)

10.1	1994 Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended March 31, 1995).

10.2	Charles L. McNew Executive Severance Agreement dated May 8, 2000. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended March 31, 2000.)

10.3	Charles L. McNew Executive Severance Agreement, dated March 31, 2001. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 2001.)

10.31	Joseph Sciacca, Executive Severance Agreement, dated May 13, 2009. (Incorporated by reference to Form 8-K dated May 13, 2009.)

10.4	Severance Agreement of Joseph Sciacca, dated May 10, 2000. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2001.)

10.5	Charles L. McNew Executive Severance Agreement, dated March 31, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.)

10.6	Non-Employee Director Stock Option Plan dated September 19, 1997. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended March 31, 2002.)

10.7	Severance Agreement of Hugh Foley, dated January 17, 2003. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended March 31, 2003.)

10.8	Registration Rights and First Offer Agreement dated August 29, 2003. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 29, 2003.)

10.9	Employee Severance and Restricted Covenant Agreement with Jonathan Scott, dated August 29, 2003. (Incorporated by reference to Exhibit 99.4 to Form 8-K dated August 29, 2003.)

10.10	Voting Agreement, dated August 29, 2003 between Microserv, Inc. and certain shareholders of Halifax Corporation. (Incorporated by reference to Exhibit 99.5 to Form 8-K dated August 29, 2003.)

10.11	Amended and Restated Banking Agreement by and between the Company, Halifax Engineering, Inc., Microserv LLC, and Halifax AlphaNational Acquisition, Inc and Provident Bank dated November 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004.)

10.12	Registration Rights Agreement among the Company and L. L. Whiteside, Charles A. Harper, Morris Horn and Dan Lane dated September 30, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004.)

10.13	Employee Severance and Restrictive Covenant Agreement between the Company and L.L. Whiteside dated September 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004.)

10.14	Summary Term Sheet of Director Fees and Officer Compensation.*

10.15	2005 Stock Option and Stock Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005.)

10.16	Modification to Contract VA-844 between the Commonwealth of Virginia and Halifax Corporation. (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the Quarter ended September 30, 2005.)

10.17	Solutions Engagement Agreement between International Business Machines Corporation and Halifax Corporation dated as of March 18, 2002. (Incorporated by reference to Exhibit 10 to the form 10-Q for the quarter ended December 31, 2005.

10.18	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock. (Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended March 31, 2005.)

10.19	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated December 9, 2003. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended March 31, 2005.)

10.20	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by Nancy M. Scurlock, dated June 29, 2007. (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed on July 3, 2007)

10.21	Amendment to 8% Promissory Notes dated October 8, 1998, October 13, 1998, November 2, 1998 and November 5, 2005 held by The Arch C. Scurlock Children’s Trust, dated June 29, 2007. (Incorporated by reference to Exhibit 10.3 to Form 8-K, dated July 3, 2007)

10.22	Fourth Amended and Restated Loan and Security Agreement dated as of 29th day of June, 2006 by and between Halifax Corporation, Halifax Engineering, Inc., Microserv LLC and Halifax AlphaNational Acquisition, Inc. and Provident Bank and related documents. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 3, 2007)

10.23	Letter Agreement, dated June 28, 2007, by and among the Company, Halifax Engineering, Inc., Microserv LLC, Halifax AlphaNational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.24	First Amendment and Waiver dated November 13, 2007 (incorporated by reference to exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25	Second Amendment and Waiver dated as of January 31, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.26	Promissory Note (Auxiliary Revolver Facility) dated January 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.27	Promissory Note (Revolving Line of Credit) dated January 31, 2008 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.28	Settlement Agreement and Release dated February 4, 2008 by and among Halifax Corporation of Virginia, INDUS Corporation and INDUS Secure Network Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2008)

10.29	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Third Amendment and Waiver dated as of April 30, 2008 among Halifax Corporation of Virginia, Halifax Engineering, Inc., Microserv LLC, Halifax Alphanational Acquisition, Inc. and Provident Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Loan and Security Agreement with Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2008)

10.32	Amended and Restated Severance Arrangement between Halifax Corporation of Virginia and Joseph Sciacca dated as of May 13, 2009. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 13, 2009)

10.33	Business Loan Agreement and Commercial Security Agreement by and between Halifax Corporation of Virginia with Sonabank, NA. (incorporated by reference to Exhibit 10.1 And 10.2 of the Form 8K dated June 15, 2009.

10.34	Extension of Scurlock notes to July 15, 2010.*

21.1	Subsidiaries of the registrant.*

23.1	Independent Registered Public Accounting Firm Consent*

31.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated July 29, 2009.

31.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated July 29, 2009.

32.1	Certification of Charles L. McNew, Principal Executive Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Joseph Sciacca, Principal Financial Officer, of Halifax Corporation dated June 30, 2009 pursuant to 18 U.S.C. Section 1350.*

*	Previously filed in our Annual Report on Form 10-K for the year ended March 31, 2009.