Form 10-Q
period 2009-06-30
HALIFAX CORP OF VIRGINIA
filed 2009-08-05
CIK 720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of July 23, 2009.

HALIFAX CORPORATION OF VIRGINIA
PART I FINANCIAL INFORMATION

i

Item 1. Financial Statements
HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	March 31,
(Amounts in thousands, except share data)	2009	2009

ASSETS

CURRENT ASSETS
Cash	$464	$484
Restricted cash	377	282
Accounts receivable, net	5,523	6,794
Inventory, net	2,661	2,588
Prepaid expenses and other current assets	256	208

TOTAL CURRENT ASSETS	9,281	10,356

PROPERTY AND EQUIPMENT, net	643	727
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	303	374
OTHER ASSETS	42	56

TOTAL ASSETS	$13,187	$14,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,690	$2,254
Accrued expenses	2,068	2,292
Deferred maintenance revenues	3,143	2,072
Current portion of long-term debt	268	331
Bank debt	963	2,545
Income taxes payable	30	67

TOTAL CURRENT LIABILITIES	8,162	9,561

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	120	141
DEFERRED INCOME	25	40

TOTAL LIABILITIES	9,307	10,742

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, none issued or outstanding	—	—
Common stock, $.24 par value, Authorized 6,000,000 shares, Issued 3,431,890 shares, Outstanding, 3,175,206 shares	828	828
Additional paid-in capital	9,111	9,103
Accumulated deficit	(5,847)	(6,030)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,880	3,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,187	$14,431

See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended
	June 30,
(Amounts in thousand, except share and per share data)	2009	2008

Revenues	$7,662	$9,017
Cost of revenues	6,569	7,504

Gross margin	1,093	1,513
Operating costs and expenses
Selling and marketing expense	187	196
General and administrative expense	772	1,000

Total operating costs and expenses	959	1,196

Operating income	134	317
Other income (expense)
Other income, net	152	—
Interest expense	(83)	(83)

Income before income taxes	203	234

Income tax expense	20	31

Net income	$183	$203

Earnings per share — basic	$.06	$.06

Earnings per share — diluted	$.06	$.06

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206
Diluted	3,178,479	3,175,206
See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended
(Amounts in thousands)	June 30,
	2009	2008
Cash flows from operating activities:

Net income	$183	$203

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(212)	—
Depreciation and amortization	174	197
Equity based compensation	8	6
Changes in operating assets and liabilities:
Accounts receivable	1,271	3,673
Inventory	(73)	91
Prepaid expenses and other assets	(34)	(25)
Accounts payable and accrued expenses	(788)	(757)
Income taxes payable	(37)	30
Deferred maintenance revenue	1,071	(794)
Deferred income	(15)	(15)

Net cash provided by operating activities	1,548	2,609

Cash flows from investing activities:
Purchase of property and equipment	(19)	(45)
Net increase in restricted cash	(95)	—

Net cash used in investing activities	(114)	(45)

Cash flows from financing activities:
Proceeds from bank borrowing	7,851	10,110
Payment of bank debt	(9,221)	(12,065)
Payment of auxiliary line of credit	—	(60)
Payment of other long-term debt	(84)	(72)

Net cash used in financing activities	(1,454)	(2,087)

Net (decrease) increase in cash	(20)	477

Cash at beginning of period	484	232

Cash at end of period	$464	$709

Supplemental Disclosure of Cash Flow Information:
Disposal of fully depreciated property and equipment	$2,144	$—

Cash paid for interest	$57	$53

Cash paid for income taxes	$56	$2

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
The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.
The condensed consolidated financial statements of Halifax Corporation of Virginia included herein are unaudited; however, the balance sheet as of March 31, 2009 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results to be achieved for the full year.
The Company is subject to all of the risks inherent in a company that operates in the intensely competitive enterprise maintenance services and solutions industry. These risks include, but are not limited to, competitive conditions, customer requirements, technological developments, quality, pricing, responsiveness and the ability to perform within estimated time and expense guidelines. The Company’s operating results may be materially affected by the foregoing factors, including its ability to manage costs in relation to revenues due to economic uncertainties.
Note 2 — New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 5, 2009, the date the financial statements were issued. During this period, the Company did not have any recognizable subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim disclosures about Fair Value Measurement”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.
Note 3 — Fair Value Measurements
The Company adopted SFAS 157, “Fair Value Measurements” on April 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued two FSP’s 157-1 and 157-2 which partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS 157. The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value. Because the $1.0 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS 159 became effective for the Company’s fiscal year beginning April 1, 2008. The adoption of the provisions of SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company elected not to record eligible instruments in the financial statements at their respective fair value.
Note 4 — Accounts Receivable
Trade accounts receivable consist of:

(Amounts in thousands)	June 30, 2009	March 31, 2009
Amounts billed	$5,521	$6,732
Amounts unbilled	258	239
Allowance for doubtful accounts	(256)	(177)

Accounts receivable, net	$5,523	$6,794

Note 5 — Inventory
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

The Company’s reserve for excess and obsolete inventory at June 30, 2009 and March 31, 2009 was approximately $1.2 million. The amount charged to expense for reserve for inventory obsolescence was approximately $75,000 and $52,000 for the three months ended June 30, 2009 and 2008, respectively.
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
Note 6 — Goodwill and Other Intangible Assets
The Company evaluates goodwill and intangibles with an indefinite life annually during the third fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Impairment of goodwill is tested at the reporting unit level. The Company has one reporting unit, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.
The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
As the Company consists of only one reporting unit, and is publicly traded, management estimates of the fair value were prepared by weighting three different valuation methods: the discounted cash flow method, the mergers and acquisition method and an indication to value based on the quoted market price of the Company’s stock. The Company heavily weighted the discounted cash flow method and the mergers and acquisition method in determining the fair value of the reporting unit. Due to the lack of an active trading market for the Company’s stock, the Company’s quoted market price was not considered as strong an indication of value of the reporting unit.
In response to market conditions, the Company evaluated its goodwill position at March 31, 2009, by comparing the fair value of the reporting unit with its carrying value, including goodwill, and determined that the fair value of reporting unit was greater than the carrying value and the goodwill balance and indefinite lived intangible assets were not impaired. There were no triggering events during the first quarter of fiscal 2010 requiring a goodwill impairment test. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.
Note 7 — Accounts Payable
Accounts payable represents amounts owed to third parties at the end of the period. The Company included drafts outstanding in accounts payable of approximately $227,000 and $387,000 at June 30, 2009 and March 31, 2009, respectively.
Note 8 — Income Taxes
As of June 30, 2009 and March 31, 2009, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold required under SFAS No. 109 to reverse the valuation allowance. As such, the Company’s effective tax rate for the three months ended June 30, 2009 and 2008 differs from the statutory rate primarily due to the Company’s utilization of deferred tax assets offset by the associated valuation allowance. The income tax expense for the three months ended June 30, 2009 and 2008 consisted primarily of federal and state alterative minimum taxes and other state taxes.

The Company’s unrecognized tax benefits were unchanged during the three months ended June 30, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.
Note 9 — Credit Facility and Subordinated Debt
Credit Facility
On June 15, 2009, the Company entered into a Business Loan Agreement (the “Loan Agreement”), and a Commercial Security Agreement (the “CSA”), with Sonabank (the “New Credit Facility”). The Company also executed a promissory note (the “Note”) in favor of Sonabank. Collectively, the Loan Agreement, the CSA and the Note are referred to as the Loan Documents. The Loan Documents replaced the Company’s Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009 (the “Old Credit Facility”).
The Loan Agreement has a term of one year. In the event that the Company pays and closes a New Credit Facility prior to June 15, 2010 with another lender, the Company must pay a 2% penalty assessed based on the maximum credit limit of the New Credit Facility.
Under the Loan Documents, the Company may borrow an amount that may not exceed the lesser of: (i) $1,500,000 or (ii) the borrowing base which is 85% of the value of eligible accounts (as defined in the Note). The Company used approximately $571,000 from the New Credit Facility plus cash on hand of approximately $1.9 million to pay off the amount outstanding under the Old Credit Facility. At June 30, 2009, the Company had $537,000 available under the line New Credit Facility.
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
The Company’s Loan Documents require the lender’s approval for the payment of dividends or distributions as well as the payment of principal or interest on the Company’s outstanding subordinated debt, which is held by the Affiliates.
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
Subordinated Debt — Affiliates
As of June 30, 2009 and March 31, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders of the Company, hold, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $20,000 for three months ended June 30, 2009 and 2008, respectively. There were no payments of interest made during the three months ended June 30, 2009 and 2008. The principal amount outstanding under the subordinated notes was $1.0 million in the aggregate at June 30, 2009. The maturity date of the notes has been extended to July 1, 2010. The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $322,000 and $302,000 at June 30, 2009 and March 31, 2009, respectively.

Note 10 — Gain on Extinguishment of Debt
In June 2009, the Company completed the repurchase of approximately $2.6 million of debt outstanding under the Old Credit Facility for approximately $2.4 million. The repurchase of the debt resulted in the recognition of a gain on extinguishment of debt of approximately $212,000 for the three months ended June 30, 2009, which is included in other income, net on the consolidated statement of operations.
Note 11 — Stock Based Compensation
During the quarter ended June 30, 2009, there were no grants of stock options to purchase shares of common stock under the Company’s 2005 Stock Option and Incentive Plan. There were terminations/expirations of 500 options to purchase the Company’s common stock during the three months ended June 30, 2009.
The following table summarizes the information for options outstanding and exercisable under the Company’s 2005 Stock Option and Incentive Plan at June 30, 2009.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$3.40	27,800	6.2 years	$3.40	27,800	$3.40
3.00	60,900	7.1 years	3.00	24,360	3.00
.32-.66	24,000	9.5 years	0.49	—	—

$.32-3.40	112,700		$2.56	52,160	$3.21

The following table summarizes the information for options outstanding and exercisable under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan at June 30, 2009. For the three months ended June 30, 2009 there were no options terminated and no exercises of options purchase shares of the Company’s common stock. No new grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

		Options Outstanding
		Weighted Average	Options Outstanding		Options Exercisable
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise price
$5.57 -7.56	72,000	.38 years	$6.14	72,000	$6.14
5.38-7.06	64,000	.92 years	5.81	64,000	5.81
1.80-4.05	70,000	2.58 years	3.51	70,000	3.51
3.10-5.00	45,667	3.48 years	3.51	45,667	3.51
4.11-5.70	13,000	4.06 years	4.11	13,000	4.11
4.45-5.02	76,690	4.95 years	4.57	76,629	4.57

$1.80 -7.56	341,357		$4.76	341,296	$4.76

The fair value of options vested was $0 at June 30, 2009. The intrinsic value of stock options outstanding at June 30, 2009 was $0.
As of June 30, 2009, there was $55,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years.
For the three months ended June 30, 2009 and 2008, the Company recorded share based compensation expense of approximately $8,000 and $6,000, respectively.
Note 12 — Earnings per Share
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30,
(Amounts in thousands except share data.)	2009	2008
Numerator for earning per share:
Net income	$183	$203
Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206
Effect of dilutive securities:
Employee stock options	3,279	—

Denominator for diluted earnings per share weighted number of shares Outstanding	3,178,485	3,175,206

Basic earnings per common share	$.06	$.06

Diluted earnings per common share	$.06	$.06

Note 13 — Commitments and Contingencies
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
On May 15, 2008, the NYSE Alternext (“Alternext”), formerly the American Stock Exchange, granted the Company an extension until September 14, 2009 to regain compliance with the continued listing standards. As previously disclosed the Company had received a notice from the Alternext staff indicating that the Company was below certain of the Exchange’s continuing listing standards (losses in three out of four of its most recent fiscal years with shareholders equity below $4 Million) of the Alternext Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on April 14, 2008, presented their plan to Alternext. On May 15, 2008, Alternext notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until September 14, 2009 to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or failure to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE Alternext.
Note 14 — Related party transactions.
As of June 30, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders, hold, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. (See Note 9)
In conjunction with the New Credit Facility, Charles L. McNew and Chief Executive Officer, and Joseph Sciacca, our Chief Financial Officer, personally guaranteed the loan under the New Credit Facility. In exchange for their guarantee Mr. McNew and Mr. Sciacca were paid a guarantee fee of 1/2 percent, or $7,500 each. (See Note 9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Management’s Plans
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reduction and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three months ended June 30, 2009, we benefited from the cost actions undertaken during the last part of fiscal year 2009. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
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

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended June 30, 2009 and 2008, respectively, and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

(amounts in thousands, except per share data)	Three months ended June 30,
	2009	2008	Change	Percent

Results of Operations
Revenues	$7,662	$9,017	$(1,355)	-15%

Cost of revenues	6,569	7,504	(935)	-12%

Percent of revenues	86%	83%

Gross margin	1,093	1,513	(420)	-28%

Percent of revenues	14%	17%

Selling and marketing expense	187	196	(9)	-5%
Percent of revenues	2%	2%

General and administrative expense	772	1,000	(228)	-23%

Percent of revenues	10%	11%

Total operating costs and expenses	959	1,196	(237)	-20%
Percent of revenues	12%	13%

Operating income	134	317	(183)	-58%
Percent of revenues	2%	4%

Interest expense	83	83	—	—

Other income, net	(152)	—	152	n/m

Income before taxes	203	234	(31)	-13%

Income tax expense	20	31	(11)	-35%

Net income	$183	$203	$(20)	-10%

Income per share — Basic	$0.06	$0.06

Income per share — Diluted	$0.06	$0.06

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

The composition of revenues for:

(in thousands)	Three months ended June 30,
	2009	2008	Change	%

Services	$7,441	$8,621	$(1,180)	-13%
Product held for resale	221	396	(175)	-44%

Total revenue	$7,662	$9,017	$(1,355)	-15%

Revenues from services for the three months ended June 30, 2009 decreased 13%, or $1.2 million, to $7.4 from $8.6 million. The decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.
For the three months ended June 30, 2009, product held for resale decreased $175,000, or 44%, from $396,000 to $221,000. The decrease was attributable to several large one-time orders received in the first quarter of last year which did not reoccur during the three months ended June 30, 2009. We continue to de-emphasize product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
Revenues for the three months ended June 30, 2009 decreased 15%, or $1.4 million, to $7.6 million from $9.0 million. The decrease in revenues was the result of the termination of several contracts and the de-emphasis on product sales, which was partially offset by new higher margin business.
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
Cost of revenues consists of the following components:

(in thousands)	Three months ended June 30,
	2009	2008	Change	%

Service delivery and support	$6,367	$7,138	$(771)	-11%
Product held for resale	202	366	(164)	-45%

Total cost of revenues	$6,569	$7,504	$(935)	-12%

Total cost of service delivery and support for the three months ended June 30, 2009 decreased $771,000, or 11% to $6.3 million, from $7.1 million for the same period in 2008. The reduction in costs was related to the corresponding reduction in revenue, as well as cost containment efforts, and a shift away from contracts with a high degree of inventory risk.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter new markets which will positively affect our gross margins going forward.
Cost of product held for resale decreased $164,000, from $366,000 to $202,000 for the three month period ended June 30, 2009. The decrease in cost of product held for resale was commensurate with the reductions in revenue.
Gross Margin
For the three months ended June 30, 2009, our gross margins decreased 28%, or $420,000, from $1.5 million to $1.1 million. As a percentage of revenue, gross margins declined to 14% for the three month period ended June 30, 2009 compared to 17%. As discussed above the decline in gross margins the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $187,000 for the three months ended June 30, 2009 compared to $196,000, a decrease of $9,000, or 5%. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.
General and Administrative Expense
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended June 30, 2009, general and administrative expenses decreased $228,000 to $772,000 compared to $1.0 million, a decrease of 23% for the same period last year. The decrease in general and administrative expense when compared to last year was attributable to decreases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting last year, reductions in occupancy costs , a reduction in bank fees associated with obtaining new financing and higher depreciation expense related to the automation tools discussed above when compared to the same period last year. Various factors such as changes in the markets due to economic conditions, employee costs and benefits, and costs associated with complying with existing Securities and Exchange Commission regulations related to SOX and American Stock Exchange requirements may increase general and administrative expenses and have a negative impact on our earnings in future periods.
Interest Expense
Interest expense for the three months ended June 30, 2009 and 2008 was $83,000.
Other Income, net
On June 15, 2009, the Company repaid its line of credit in full with Textron Financial. The Company received a loan discount of approximately $212,000, or 8% of the loan outstanding immediately before the payoff, offset by fees in connection with the transaction of approximately $60,000, which included loan original fees, guarantee fees and amortization of deferred financing costs. As a result, the Company recorded a gain of approximately $152,000 which is included as other income for the three months ended June 30, 2009.
Income Tax Expense
For the three months ended June 30, 2009, we recorded income tax expense of $20,000 compared to $31,000 for the same period in 2008. Our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.

Net income
For the three months ended June 30, 2009, the net income was $183,000 compared to a net income of $203,000 for the comparable period in 2008
Liquidity and Capital Resources
As of June 30, 2009, we had approximately $464,000 of cash on hand. Sources of our cash for the three month period ended June 30, 2009 have been from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity will be cash generated from operating income and cash available under our new loan agreement with Sonabank, described below.
Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2009.
On June 15, 2009, we entered into a Loan Agreement, and a Commercial Security Agreement, with Sonabank, (The Loan Agreement”). We also executed a promissory note in favor of the lender, referred to as the Note. The Loan replaced our Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009, referred to as the Old Credit Facility.
The Loan Agreement has a term of one year and expires on June 15, 2010. In the event that we pay and close the facility prior to June 15, 2010, we must pay a 2% penalty assessed based on the maximum credit limit of the facility. Under the Loan Agreement, we may borrow an amount that may not exceed the lesser of: (i) $1,500,000 or (ii) the borrowing base which is 85% of the value of our eligible accounts (as defined in the Note). We used approximately $571,000 from the new facility plus cash on hand of approximately $1.9 million to pay off the amount outstanding under the Old Credit Facility.
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
The lender is not required to disburse funds to us if, among other things, (i) we or any guarantor is in default under the terms of the Loan Agreement, (ii) any guarantor dies or becomes incompetent or we or any guarantor becomes insolvent, files a bankruptcy petition or is involved in a similar proceeding, or (iii) there occurs a material adverse change in our or a guarantor’s financial condition or in the value of any collateral securing the loan. A default includes, among other things, our failure to make payment when due, the failure to comply with or perform any term, obligation covenant or condition contained in the Loan Agreement or a guarantor dies or becomes incompetent. If a default, other than a default on indebtedness (as defined in the Loan Agreement), is curable and if we have not received notice of a similar default within the preceding 12 months, it may be cured if we, after receiving written notice from the lender demanding cure of such default: (i) cure the default within 30 days; or (ii) if the cure requires more than 30 days, immediately initiate steps which the lender deems in the lender’s sole discretion to be sufficient to cure the default and thereafter continue and complete all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practicable. If an event of default occurs or is not cured as described in the preceding sentence, the commitments and obligations of the lender under the Loan Agreement will immediately terminate and, at lender’s option, the amounts outstanding under the Loan Agreement, including principal and interest, may become immediately due and payable. Upon a default, the interest rate will be increased to 21% per annum.
The facility is secured by all of our assets. Additionally, Charles L. McNew, our Chief Executive Officer, and Joseph Sciacca, our Chief Financial Officer, personally guaranteed the loan under the Loan Agreement.

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
As of June 30, 2009, we were eligible to borrow up to $1,500,000 under the Loan Agreement..
We believe that our available funds, together with our Loan Agreement, will be adequate to satisfy our current and planned operations for at least through fiscal year 2010.
We were in compliance with the covenants of our Loan Agreement at June 30, 2009. There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement. We may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the covenants or other terms of the Loan Agreement, absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.
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
At June 30, 2009, we had working capital of $1.1 million and at March 31, 2009, we had working capital of $795,000, respectively. The current ratio was 1.13 at June 30, 2009 compared to 1.08 at March 31, 2009.
Capital expenditures for the three months ended June 30, 2009 were $19,000 as compared to $45,000 for the same period in 2008. We anticipate fiscal year 2009 technology requirements to result in capital expenditures totaling approximately $550,000. We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $400,000 annually.
Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at June 30, 2009. Pursuant to a subordination agreement between Sonabank and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Sonabank. On June 30, 2009, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $322,000 at June 30, 2009. The 8% promissory notes mature on July 1, 2010.

If any act of default occurs, the principal and interest due under the 8% promissory notes issued under the subordinated debt agreement will be due and payable immediately without any action on behalf of the note holders and if not cured, could trigger cross default provisions under our loan agreement with Sonaban k If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default. If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.
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
The information below summarizes our sensitivity to market risks as of June 30, 2009. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2009 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)
June 30, 2009

Debt obligations
Revolving credit agreement at the prime rate plus 1/4%. Due June 30, 2009. Interest rate at June 30, 2009 of 8.0%.	$963

Total variable rate debt	963

8% subordinated notes payable to affiliate due July 1, 2009	1,000

Other long-term debt (Capital lease obligations)	388

Total fixed rate debt	1,388

Total debt	$2,351

At June 30, 2009, we had approximately $2.4 million of debt outstanding of which $1.4 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company previously reported on Form 10K for the year ended March 31, 2009, that there were two material weaknesses in our internal controls over financial reporting. The Company has remediated these weaknesses.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 10.1	Business Loan Agreement dated June 15, 2009 between Halifax Corporation of Virginia and Sonabank. (Incorporated by reference to Exhibit 10.1 of the Form 8K dated June 15, 2009).

Exhibit 10.2	Commercial Security Agreement dated June 15, 2009 between Halifax Corporation of Virginia and Sonabank. (Incorporated by reference to Exhibit 10.2 of the Form 8K dated June 15, 2009).

Exhibit 10.3	Promissory Note dated June 15, 2009 issued by Halifax Corporation of Virginia in favor of Sonabank. (Incorporated by reference to Exhibit 10.3 of the Form 8K dated June 15, 2009).

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Joseph Sciacca, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA (Registrant)
Date: August 5, 2009	By:	/s/ Charles L. McNew
Charles L. McNew
President & Chief Executive Officer (principal executive officer)

Date: August 5, 2009	By:	/s/ Joseph Sciacca
Joseph Sciacca
Vice President, Finance & Chief Financial Officer (principal financial officer)