Form 10-Q
period 2009-09-30
HALIFAX CORP OF VIRGINIA
filed 2009-11-13
CIK 720671

HALIFAX CORPORATION of VIRGINIA

FORM 10-Q

September 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
Commission file Number         1-08964
Halifax Corporation of Virginia
(Exact name of registrant as specified in its charter)

Virginia	54-0829246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5250 Cherokee Avenue, Alexandria, VA	22312
(Address of principal executive offices)	(Zip code)

(703) 658-2400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 3,175,206 shares of common stock outstanding as of November 4, 2009.

HALIFAX CORPORATION OF VIRGINIA

i

Item 1.  Financial Statements

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)	September 30,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$311	$484
Restricted cash	-	282
Accounts receivable, net	5,918	6,794
Inventory, net	2,594	2,588
Prepaid expenses and other current assets	305	208

TOTAL CURRENT ASSETS	9,128	10,356

PROPERTY AND EQUIPMENT, net	701	727
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	231	374
OTHER ASSETS	40	56

TOTAL ASSETS	$13,018	$14,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,008	$2,254
Accrued expenses	1,461	2,292
Deferred maintenance revenues	2,737	2,072
Current portion of long-term debt	199	331
Bank debt	1,527	2,545
Income taxes payable	44	67

TOTAL CURRENT LIABILITIES	7,976	9,561

SUBORDINATED DEBT – AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	101	141
DEFERRED INCOME	10	40

TOTAL LIABILITIES	9,087	10,742

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, none issued or outstanding	-	-
Common stock, $.24 par value, Authorized 6,000,000 shares, Issued 3,431,890 shares, Outstanding, 3,175,206 shares	828	828
Additional paid-in capital	9,118	9,103
Accumulated deficit	(5,803)	(6,030)
Less treasury stock at cost – 256,684 shares	(212)	(212)
TOTAL STOCKHOLDERS’ EQUITY	3,931	3,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,018	$14,431
See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousand, except share and per share data)	2009	2008	2009	2008

Revenues	$7,641	$8,906	$15,303	$17,923
Cost of revenues	6,561	7,505	13,130	15,009
Gross margin	1,080	1,401	2,173	2,914
Operating costs and expenses
Selling and marketing expense	198	208	385	404
General and administrative expense	777	846	1,549	1,846
Total operating costs and expenses	975	1,054	1,934	2,250
Operating income	105	347	239	664

Other income (expense)
Other income, net	-	1	152	1
Interest expense	(47)	(93)	(130)	(176)

Income before income taxes	58	255	261	489

Income tax expense	14	28	34	59

Net income	$44	$227	$227	$430

Earnings per share – basic	$.01	$.07	$.07	$.14

Earnings per share – diluted	$.01	$.07	$.07	$.14

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,190,984	3,176,549	3,183,526	3,176,766

See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Net income	$227	$430

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(212)	-
Depreciation and amortization	339	396
Equity based compensation	15	14
Changes in operating assets and liabilities:
Accounts receivable	876	4,086
Inventory	(6)	192
Prepaid expenses and other assets	(81)	-
Accounts payable and accrued expenses	(1,077)	(1,247)
Income taxes payable	(23)	58
Deferred maintenance revenue	665	(1,567)
Deferred income	(30)	(30)

Net cash provided by operating activities	693	2,332

Cash flows from investing activities:
Purchase of property and equipment	(170)	(55)
Net increase in restricted cash	282	-

Net cash provided by (used in) investing activities	112	(55)

Cash flows from financing activities:
Proceeds from bank borrowing	13,972	18,001
Payment of bank debt	(14,778)	(19,760)
Payment of auxiliary line of credit	-	(60)
Payment of other long-term debt	(172)	(140)

Net cash used in financing activities	(978)	(1,959)

Net (decrease) increase in cash	(173)	318

Cash at beginning of period	484	232

Cash at end of period	$311	$550

Supplemental Disclosure of Cash Flow Information:
Disposal of fully depreciated property and equipment	$2,144	$-
Cash paid for interest	$125	$136
Cash paid for income taxes	$57	$1

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

On September 29, 2009, the Company announced that it would voluntarily delist its common stock from the NYSE AMEX (“AMEX”) by filing a Form 25 with the SEC on October 9, 2009. Effective October 20, 2009, the Company’s common stock was delisted from AMEX. After that date, the Company’s common stock will be quoted in the over-the-counter market in the “Pink Sheets,” a centralized electronic quotation service for over-the-counter securities. The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock. The Company’s new ticker symbol for trading on the Pink Sheets is HALX. Following such delisting, the Company intends to deregister its common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) on or about April 1, 2010, and become a non-reporting company under the Exchange Act. The Company expects that it will file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act on or about April 1, 2010. When the Form 15 has been filed, the Company’s obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K will be suspended. The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed. The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.

The condensed consolidated financial statements of Halifax Corporation of Virginia included herein are unaudited; however, the balance sheet as of March 31, 2009 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results to be achieved for the full year.

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

Note 2 - New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Effective June 30, 2009, the Company adopted FASB ASC 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASC 855 – 10 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855-10 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial condition or results of operations. (See note 16).

In April 2009, the FASB issued additional application guidance and enhancements to disclosures regarding fair value measurements. ASC 825 – 10 (formerly “FASB Staff Position No. FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 820 – 10 (formerly “FASB Staff Position No. FAS 157-4”), “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly,” provides guidelines for making fair value measurements more consistent. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 3 - Fair Value Measurements

In February 2008, the FASB issued ASC 820 — 10 (formerly “Financial Staff Position SFAS No. 157-2”), which delayed the effective date of ASC 820 - 10 (formerly “SFAS No. 157”) for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral primarily applied to our asset retirement obligation, which uses fair value measures at the date incurred to determine our liability and any property impairments that may occur. The adoption of the provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value. Because the $1.0 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.

Note 4 – Accounts Receivable

Trade accounts receivable consist of:

(Amounts in thousands)
	September 30, 2009	March 31, 2009

Amounts billed	$5,936	$6,732

Amounts unbilled	260	239

Allowance for doubtful accounts	(278)	(177)

Accounts receivable, net	$5,918	$6,794

Note 5 – Inventory

Inventory consists principally of spare computer parts, computer and computer peripherals consumed on maintenance contracts, and hardware and software held for resale to customers. All inventories are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company’s reserve for excess and obsolete inventory at September 30, 2009 and March 31, 2009 was approximately $1.3 million and $1.2 million, respectively. During the three months ended September 30, 2009 and 2008, the company recorded inventory obsolescence charges in the amount of $75,000 and $60,000, respectively. During the six months ended September 30, 2009 and 2008, the Company recorded inventory obsolescence charges in the amount of $150,000 and $112,000, respectively.

In valuing its inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of computer parts and equipment consumed on maintenance contracts, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market.

Note 6 – Goodwill and Other Intangible Assets

The Company evaluates goodwill and intangibles with an indefinite life annually during the third fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“ASC Topic 350-10-05”). Impairment of goodwill is tested at the reporting unit level.  The Company has one reporting unit, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.

The goodwill impairment test follows a two step process as defined in ASC Topic 350-10-05. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

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

In response to market conditions, the Company evaluated its goodwill position at March 31, 2009, by comparing the fair value of the reporting unit with its carrying value, including goodwill, and determined that the fair value of reporting unit was greater than the carrying value and the goodwill balance and indefinite lived intangible assets were not impaired. There were no triggering events during the second quarter of fiscal 2010 requiring a goodwill impairment test. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

Note 7 – Accounts Payable

Accounts payable represents amounts owed to third parties at the end of the period. The Company included drafts outstanding in accounts payable of approximately $263,000 and $387,000 at September 30, 2009 and March 31, 2009, respectively.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	September 30,	March 31,
	2009	2009
Accrued lease payments	$358	$832
Accrued vacation	21	21
Accrued payroll	398	357
Payroll taxes accrued and withheld	88	143
Interest	330	325
Other accrued expenses	266	614
	$1,461	$2,292

Note 9 – Income Taxes

As of September 30, 2009 and March 31, 2009, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold required under ASC-740, “Income Taxes” (formerly, “SFAS No. 109”) to reverse the valuation allowance. As such, the Company’s effective tax rate for the three and six months ended September 30, 2009 and 2008 differs from the statutory rate primarily due to the Company’s utilization of deferred tax assets offset by the associated valuation allowance. The income tax expense for the three and six months ended September 30, 2009 and 2008 consisted primarily of federal and state alterative minimum taxes and other state taxes.

The Company’s unrecognized tax benefits were unchanged during the three and six months ended September 30, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

Note 10 – Credit Facility and Subordinated Debt

Credit Facility

On June 15, 2009, the Company entered into a Business Loan Agreement (the “Loan Agreement”), and a Commercial Security Agreement (the “CSA”), with Sonabank (the “New Credit Facility”).  The Company also executed a promissory note (the “Note”) in favor of Sonabank.  Collectively, the Loan Agreement, the CSA and the Note are referred to as the Loan Documents.  The Loan Documents replaced the Company’s Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009 (the “Old Credit Facility”).  On August 26, 2009, the Company entered into an amendment to the note dated June 15, 2009 in favor of Sonabank effective beginning September 1, 2009. Under the amendment the amount that the Company may borrow was increased from $1.5 million to $3.0 million. Additionally, as long as the Company maintains a debt service coverage ratio of 1.25, the Company may make quarterly interest payments on the 8% promissory notes dated November 2, 1998 and November 5, 1998.

In connection with the amendment, Sonabank released the personal guarantees of Charles L. McNew, the Company’s Chief Executive Officer, and Joseph Sciacca, the Company’s Chief Financial Officer.

The Loan Agreement has a term of one year. In the event that the Company pays and closes a New Credit Facility prior to June 15, 2010 with another lender, the Company must pay a 2% penalty assessed based on the maximum credit limit of the New Credit Facility.

Under the Loan Documents, the Company may borrow an amount that may not exceed the lesser of: (i) $3,000,000 or (ii) the borrowing base which is 85% of the value of eligible accounts (as defined in the Note). The amount outstanding under the loan was approximately $1.5 million at September 30, 2009. At September 30, 2009, the Company had approximately $1.3 million available under the line New Credit Facility.

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

The Company's Loan Documents require the lender’s approval for the payment of dividends or distributions.

The New Credit Facility is secured by all of the Company’s assets. The Company is required to assign all receivables payments, collections, and proceeds of receivables to Sonabank and post any of these amounts to the designated lock-box account.

For more information on the Company’s Loan Agreement see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Subordinated Debt - Affiliates

As of September 30, 2009 and March 31, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders of the Company, held, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $20,000 for three months ended September 30, 2009 and 2008, respectively. Interest expense on the subordinate debt totaled $40,000 for the six months ended September 30, 2009 and 2008, respectively. The principal amount outstanding under the subordinated notes was $1.0 million in the aggregate at September 30, 2009. The maturity date of the notes has been extended to July 1, 2010. The balance of accrued but unpaid interest due on the 8% promissory notes to the Affiliates was approximately $322,000 and $302,000 at September 30, 2009 and March 31, 2009, respectively. During the three months ended September 30, 2009, the Company paid $10,000 in accrued interest, ($20,000 in the aggregate) to Nancy Scurlock and the Arch C. Scurlock Children’s Trust.

Note 11 – Gain on Extinguishment of Debt

In June 2009, the Company completed the repurchase of approximately $2.6 million of debt outstanding under the Old Credit Facility for approximately $2.4 million. The repurchase of the debt resulted in the recognition of a gain on extinguishment of debt of approximately $212,000 for the six months ended September 30, 2009, which is included in other income, net on the consolidated statement of operations.

Note 12 – Stock Based Compensation

During the quarter ended September 30, 2009, there was a grant of stock options to purchase 5,000 shares of common stock at $1.16 under the Company’s 2005 Stock Option and Incentive Plan.  There were no terminations/expirations or exercises of options to purchase the Company’s common stock during the three months ended September 30, 2009.  For the six months ended September 30, 2009 there were 500 options terminated and no exercises of options to purchase the Company’s common stock.

For the six months ended September 30, 2009 there were no options terminated and no exercises of options purchase shares under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan.  No new grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.

The intrinsic value of stock options outstanding at September 30, 2009 was $1,797.

As of September 30, 2009, there was $47,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years.

For the three months ended September 30, 2009 and 2008, the Company recorded share based compensation expense of approximately $8,000 and $6,000, respectively. For the six months ended September 30, 2009 and 2008, the Company recorded share based compensation expense of approximately $15,000 and $14,000, respectively.

Note 13 – Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share.

(Amounts in thousands except share data.)	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Numerator for earning per share:

Net income	$44	$227	$227	$430

Denominator:
Denominator for basic earnings per share weighted-average shares
	3,175,206	3,175,206	3,175,206	3,175,206
Effect of dilutive securities:

Employee stock options	15,778	343	8,320	1,560

Denominator for diluted earnings per share weighted number of shares Outstanding	3,190,984	3,175,549	3,183,526	3,176,766

Basic earnings per common share	$.01	$.07	$.07	$.14

Diluted earnings per common share	$.01	$.07	$.07	$.14

Note 14 – Commitments and Contingencies

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

Note 15 – Related Party Transactions.

As of September 30, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders, held, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. The Company paid $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s Trust ($20,000 in the aggregate) for accrued interest during the three months ended September 30, 2009 (See Note 10).

In conjunction with the amendment to the New Credit Facility, Charles L. McNew, our Chief Executive Officer, and Joseph Sciacca, our Chief Financial Officer, were released from the personal guarantees under the New Credit Facility (See Note 10).

Note 16 – Subsequent Events

The Company has reviewed subsequent events occurring through November 13, 2009, the date that these financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation of Virginia ("Halifax," "we," "our" or "us") have little or no control.  Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to acquisitions and our acquisition strategy, favorable banking relationships, the availability of capital to finance operations, ability to obtain a new credit facility on terms favorable to us, and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission  ("SEC") and  the Pink Sheet OTC Markets.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

We offer a growing list of services to businesses, global service providers, governmental agencies, and other organizations. Our services are customized to meet each customer's needs providing 7x24x365 service, personnel with required security clearances for certain governmental programs, project management services, depot repair and roll out services. We believe the flexible services we offer to our customers enable us to tailor a solution to obtain maximum efficiencies within their budgeting constraints.

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

Management’s Plans

We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reductions and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three and six months ended September 30, 2009, we benefited from the cost actions undertaken during the last part of fiscal year 2009. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.

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

On September 29, 2009, we announced that we had given formal notice to AMEX of our intention to delist from AMEX and deregister our common stock under the Securities Exchange Act of 1934 on or about April 1, 2010. Our common stock is currently quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in our stock. However, we can give no assurance that trading in our stock will continue on the Pink Sheets or on any other securities exchange or quotation medium or that its common stock will be actively traded. We intend to continue to make financial information publicly available on our website. Effective October 20, 2009, the new stock symbol for our common stock was HALX.

On October 9, 2009, we filed with the SEC and AMEX a Form 25 relating to the delisting of our common stock, which would become effective no earlier than ten days thereafter.  Our common stock was delisted from AMEX effective October 20, 2009.

We expect that we will also file a Form 15 with the SEC, which will result in the voluntary deregistration of our common stock and immediate suspension of our obligation to file periodic reports under the Securities Exchange Act of 1934, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K on or about April 1, 2010. The deregistration itself is expected to be made effective by the SEC within 90 days of the filing of the Form 15.

Results of Operations

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended September 30, 2009 and 2008, respectively, and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

(amounts in thousands, except share data)	Three months ended September 30,				Six months ended September 30,
Results of Operations	2009	2008	Change	%	2009	2008	Change	%

Revenues	$7,641	$8,906	$(1,265)	-14%	$15,303	$17,923	$(2,620)	-15%

Cost of revenues	6,561	7,505	(944)	-13%	13,130	15,009	1,879	-13%
Percent of revenues	86%	84%			86%	84%

Gross margin	1,080	1,401	(321)	-23%	2,173	2,914	(741)	-29%
Percent of revenues	14%	16%			14%	16%

Operating costs and expenses
Selling and marketing expense	198	208	(10)	-5%	385	404	(19)	-5%
Percent of revenues	3%	2%			3%	2%

General & administrative expense	777	846	(69)	- 8%	1,549	1,846	(297)	-16%
Percent of revenues	10%	9%			10%	10%

Total operating costs and expenses	975	1,054	(79)	-7%	1,934	2,250	(316)	-14%
Percent of revenues	13%	12%			13%	13%

Operating income	105	347	(242)	-70%	239	664	(425)	-64%
Percent of revenues	1%	4%			2%	4%

Other (income) expense
Other income, net	-	(1)	(1)	n/m	(152)	(1)	151	n/m
Interest expense	47	93	(46)	-49%	130	176	(46)	-26%

Income before income taxes	58	255	(197)	-77%	261	489	(228)	-47%

Income tax expense	14	28	(14)	-50%	34	59	(25)	- 42%

Net income	$44	$227	$(183)	-81%	$227	$430	$(203)	-47%

Earnings per share – basic and diluted	$.01	$.07			$.07	$.14

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206	3,175,206
Diluted	3,190,984	3,176,549			3,183,526	3,176,766

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

The composition of revenues for:

( in thousands)	Three months ended September 30,				Six months ended September 30,
	2009	2008	Change	%	2009	2008	Change	%
Services	$7,398	$8,608	$(1,210)	-14%	$14,839	$17,228	$(2,389)	-14%
Product held for resale	243	298	(55)	-18%	464	695	(231)	-33%
Total Revenue	$7,641	$8,906	$(1,265)	-14%	$15,303	$17,923	$(2,620)	-15%

Revenues from services for the three months ended September 30, 2009 decreased 14%, or $1.2 million, to $7.4 from $8.6 million during the three months ended September 30, 2008. For the six months ended September 30, 2009 services revenues decreased $2.4 million, or 14% from $17.2 million the six months ended September 30, 2008 to $14.8 million for the six months ended September 30, 2008. The decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.

For the three months ended September 30, 2009, product held for resale decreased $55,000, or 18%, from $298,000 to $243,000.  For the six months ended September 30, 2009, revenues from product held for resale decreased 33%, or $231,000, from $695,000 to $464,000 compared to the same period last year. The decrease was attributable to the de-emphasis on product sales.  We continue to de-emphasize product sales and intend to focus on our recurring services revenue model.  As a result, we do not expect to see any material increases in product sales in future periods.

For the three months ended September 30, 2009, revenues decreased 14%, or $1.3 million, to $7.6 million from $8.9 million. For the six month period ended September 30, 2009, revenues decreased 15% or $2.6 million from $17.9 million to $15.3 million when compared to the six month period ended September 30, 2008.  The decrease in revenues was the result of the termination of several contracts and the de-emphasis on product sales, which was partially offset by new business.

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

The variable components of costs associated with fixed price contracts and time and material contracts are part costs, overtime, subcontracted labor, mileage reimbursed, and freight. Parts costs are highly variable and dependent on several factors, based on the types of equipment serviced, equipment age and usage, and environment.

For installation services and seat management services, product may consist of hardware, software, cabling and other materials that are components of the service performed. Product held for resale consists of hardware and software.

Cost of revenues consists of the following components:

( in thousands)	Three months ended September 30,				Six months ended September 30,
	2009	2008	Change	%	2009	2008	Change	%

Services	$6,354	$7,239	$(885)	-12%	$12,721	$14,377	$(1,656)	-12%
Product held for resale	207	266	(59)	-22%	409	632	(223)	-35%
Total cost of revenue	$6,561	$7,505	$(944)	-13%	$13,130	$15,009	$(1,879)	-13%

Cost of services for the three months ended September 30, 2009 decreased $885,000, or 12% to $6.3 million, from $7.2 million for the same period in 2008.  For the six months ended September 30, 2009, cost of services decreased $1.7 million or 12%, from $14.3 million to $12.7 million when compared to the same period last year.  The reduction in costs was related to the corresponding reduction in revenue, as well as cost containment efforts, and a shift away from contracts with a high degree of inventory risk.

We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter new markets which will positively affect our gross margins going forward.

Cost of product held for resale decreased $59,000, from $266,000 to $207,000 for the three month period ended September 30, 2009. Cost of product held for resale decreased $223,000 or 35%, from $632,000 to $409,000, for the six month period ended September 30, 2009 when compared to the same period in 2008. The decrease in cost of product held for resale was commensurate with the reductions in revenue.

Gross Margin

For the three and six months ended September 30, 2009 and 2008, our gross margins were $1.1 million compared to $1.4 million, or a decrease of $300,000 for the three month period. For the six months ended September 30, 2009 revenue decreased $700,000, from $2.9 million for the six months ended September 30, 2008, to $2.2 million. As a percentage of revenue, gross margins decreased 7% and 13%, respectively for the three month and six month periods ended September 30, 2009. As discussed above the decline in gross margins was due to the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.

Selling and Marketing Expense

Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.

Selling and marketing expense was $198,000 for the three months ended September 30, 2009 compared to $208,000, a decrease of $10,000, or 5%. For the six month period ended September 30, 2009, selling expense was $385,000 compared to $404,000 for the six months ended September 30, 2008, a decrease of $19,000 or 5%. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.

General and Administrative Expense

Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.

For the three months ended September 30, 2009, general and administrative expenses decreased $69,000, or 8%, to $777,000 from $846,000. General and administrative expenses decreased $300,000, or 16%, from $1.8 million for the six months ended September 30, 2008 to $1.5 million during the six months ended September 30, 2009. The decrease in general and administrative expense when compared to last year was attributable to decreases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting last year, reductions in occupancy costs, a reduction in bank fees associated with obtaining new financing and higher depreciation expense related to the automation tools discussed above when compared to the same period last year. Various factors such as changes in the markets due to economic conditions, employee costs and benefits may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $47,000 compared to $93,000 for the three months ended September 30, 2008. For the six months ended September 30, 2009 Interest expense was $130,000 compared to $176,000 for the six month period ended last year. The reduction in interest expense was the result of lower average borrowings on our credit facilities.

Other Income, net

On June 15, 2009 the Company repaid its line of credit in full with Textron Financial Corporation. The Company received a loan discount of approximately $212,000, or 8% of the loan outstanding immediately before the payoff, offset by fees in connection with the transaction of approximately $60,000, which included loan origination fees, guarantee fees and amortization of deferred financing costs. As a result, the Company recorded a net gain of approximately $152,000 which is included as other income for the six months ended September 30, 2009.

Income Tax Expense

For the three months ended September 30, 2009, we recorded income tax expense of $14,000 compared to $28,000 for the same period in 2008. For the six months ended September 30, we recorded and income tax provision of $34,000 compared to $59,000 for the same period last year. Our income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.

Net income

For the three months ended September 30, 2009, the net income was $44,000 compared to a net income of $227,000 for the comparable period in 2008. Net income for the six months ended September 30, 2009 was $227,000 compared to $430,000 for the six months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $311,000 of cash on hand. Sources of our cash for the three month period ended September 30, 2009 have been from operations and our revolving credit facility.

We anticipate that our primary sources of liquidity will be cash generated from operating income and cash available under our new loan agreement with Sonabank, described below.

Cash generated from operations may be affected by a number of factors. See Item 1A. and “Risk Factors” in our Form 10-K for the year ended March 31, 2009.

On June 15, 2009, we entered into a Loan Agreement, and a Commercial Security Agreement, with Sonabank, (the “Loan Agreement”).  We also executed a promissory note in favor of the lender, referred to as the Note.  The Loan Agreement replaced our Loan and Security Agreement with Textron Financial Corporation, which terminated on June 15, 2009, referred to as the Old Credit Facility.

The Loan Agreement has a term of one year and expires on June 15, 2010. In the event that we pay and close the facility prior to June 15, 2010, we must pay a 2% penalty assessed based on the maximum credit limit of the facility. Under the Loan Agreement, we may borrow an amount that may not exceed the lesser of: (i) $3,000,000 or (ii) the borrowing base which is 85% of the value of our eligible accounts (as defined in the Note). The amount outstanding under the loan was approximately $1.5 million at September 30, 2009. At September 30, 2009, the Company had approximately $1.3 million available under the line New Credit Facility.

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

Under the Loan Agreement, we may not pay cash dividends or, other than in the ordinary course of our business, make principal payments on our other debt, including our 8% promissory notes issued to Nancy Scurlock and the Arch C. Scurlock Children’s Trust.  Accordingly, in connection with entering into the Loan Agreements, Nancy Scurlock and the Arch C. Scurlock Children’s Trust agreed to forego receiving principal payments on their outstanding notes until our loan with the lender is satisfied.  As long as we remain in compliance with the Loan Agreement, we may pay the accrued interest on the 8% promissory notes.

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

During the term of this loan, we may not pay principal on subordinate debt, including the Nancy Scurlock and the Arch C. Scurlock Children’s Trust notes, during the term of the Loan Agreement.  Interest may be paid on our subordinate debt during the term of the loan. During the quarter ended September 30, 2009, we made payments of $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s (Trust, $20,000 in the aggregate).

We believe that our available funds, together with our Loan Agreement, will be adequate to satisfy our current and planned operations for at least through fiscal year 2010.

We were in compliance with the covenants of our Loan Agreement at September 30, 2009. There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement. We may not be successful in obtaining a waiver of non-compliance with these financial covenants. If we are unable to comply with the covenants or other terms of the Loan Agreement, absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.

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

At September 30, 2009, we had working capital of $1.2 million and at March 31, 2009, we had working capital of $795,000. Our current ratio was 1.14 at September 30, 2009 compared to 1.08 at March 31, 2009.

Capital expenditures for the six months ended September 30, 2009 were $170,000 as compared to $56,000 for the same period in 2008.  We anticipate fiscal year 2010 technology requirements to result in capital expenditures totaling approximately $600,000.  We continue to sublease a portion of our headquarters building which reduces our rent expense by approximately $200,000 annually.  The lease matures on October 31, 2009 and the Company has entered into a new lease for approximately 2,000 square feet with an adjusted annual rent of approximately $40,000.

Our subordinated debt agreements with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at September 30, 2009.  Pursuant to a subordination agreement between Sonabank and the subordinated debt holders, principal repayment and interest payable on the subordinated debt agreements may not be paid without the consent of Sonabank.  On September 30, 2009, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million.  Interest payable to the affiliates was approximately $322,000 at September 30, 2009. The 8% promissory notes mature on July 1, 2010.  During the quarter ended September 30, 2009, we made payments of $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s (Trust, $20,000 in the aggregate).

If any act of default occurs, the principal and interest due under the 8% promissory notes issued under the subordinated debt agreement will be due and payable immediately without any action on behalf of the note holders and if not cured, could trigger cross default provisions under our loan agreement with Sonabank.  If we do not make a payment of any installment of interest or principal when it becomes due and payable, we are in default.  If we breach or default in the performance of any covenants contained in the notes and continuance of such breach or default for a period of 30 days after the notice to us by the note holders or breach or default in any of the terms of borrowings by us constituting superior indebtedness, unless waived in writing by the holder of such superior indebtedness within the period provided in such indebtedness not to exceed 30 days, we would be in default on the 8% promissory notes.

Off Balance Sheet Arrangements

In conjunction with a government contract, we act as a conduit in a financing transaction on behalf of a third party. We routinely transfer receivables to a third party in connection with equipment sold to end users. The credit risk passes to the third party at the point of sale of the receivables. The transfers were accounted for as sales, and as a result, the related receivables have been excluded from the accompanying condensed consolidated balance sheets. The amount paid to us for the receivables by the transferee is equal to our carrying value and therefore there is no gain or loss recognized. The end user remits its monthly payments directly to an escrow account held by a third party from which payments are made to the transferee and us, for various services provided to the end users. We provide limited monthly servicing whereby we invoice the end user on behalf of the transferee. The off-balance sheet transactions had no impact on our liquidity or capital resources. We are not aware of any event, demand or uncertainty that would likely terminate the agreement or have an adverse affect on our operations.

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

The information below summarizes our sensitivity to market risks as of September 30, 2009. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 6 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2009 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)
Debt obligations	September 30, 2009

Revolving credit agreement at the prime rate plus 2.75%. Due June 15, 2010. Interest rate at September 30, 2009 of 8.0%.
$1,527
Total variable rate debt	1,527

8% subordinated notes payable to affiliate due July 1, 2010	1,000

Other long-term debt (Capital lease obligations)	300

Total fixed rate debt	1,300

Total debt	$2,827

At September 30, 2009, we had approximately $2.8 million of debt outstanding of which $1.3 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.

We conduct a limited amount of business overseas, principally in Western Europe. At the present, all transactions are billed and denominated in U.S. dollars and consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 4T. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act"), as of the end of the period covered by this Form 10-Q (“Disclosure Controls”). This evaluation (“Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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

Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not  effective as of September 30, 2009 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure including the remedial actions described below, as of the end of the reporting period covered by this report.

The Company previously reported on Form 10-K for the year ended March 31, 2009, that there were two material weaknesses in our internal controls over financial reporting. As previously reported, the Company’s has one individual that has dual responsibility for financial statements as well as for the Company’s Information Systems. As a result the Company lacks the appropriate level of separation of duties as that individual has the ability to update and modify these information systems. The Company has hired additional staff and separated the information systems function from financial reporting function and believes that it has remediated this weakness.  In addition, we noted a material weakness as of March 31, 2008 related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters.  With the addition of personnel described above the Company is in the process of training its staff to remediate this weakness.

There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect internal controls over the Company's internal control over financial reporting.

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

HALIFAX CORPORATION OF VIRGINIA
(Registrant)

Date: November 13, 2009	By:	/s/Charles L. McNew
Charles L. McNew
President & Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	By:	/s/Joseph Sciacca
Joseph Sciacca
Vice President, Finance &
Chief Financial Officer
(principal financial officer)