Form 10-Q
period 2009-12-31
HALIFAX CORP OF VIRGINIA
filed 2010-02-16
CIK 720671

HALIFAX CORPORATION of VIRGINIA
FORM 10-Q
December 31, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,175,206 shares of common stock outstanding as of February 16, 2010.

HALIFAX CORPORATION OF VIRGINIA

i

Item 1.	Financial Statements
HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
(Amounts in thousands, except share data)	2009	2009

ASSETS

CURRENT ASSETS
Cash	$183	$484
Restricted cash	4	282
Accounts receivable, net	5,936	6,794
Inventory, net	2,589	2,588
Prepaid expenses and other current assets	428	208

TOTAL CURRENT ASSETS	9,140	10,356

PROPERTY AND EQUIPMENT, net	664	727
GOODWILL	2,918	2,918
OTHER INTANGIBLE ASSETS, net	185	374
OTHER ASSETS	38	56

TOTAL ASSETS	$12,945	$14,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,268	$2,254
Accrued expenses	1,301	2,292
Deferred maintenance revenues	2,330	2,072
Current portion of long-term debt	186	331
Bank debt	1,715	2,545
Income taxes payable	41	67

TOTAL CURRENT LIABILITIES	7,841	9,561

SUBORDINATED DEBT — AFFILIATE	1,000	1,000
OTHER LONG-TERM DEBT	139	141
DEFERRED INCOME	—	40

TOTAL LIABILITIES	8,980	10,742

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value Authorized 1,500,000, none issued or outstanding	—	—
Common stock, $.24 par value, Authorized 6,000,000 shares, Issued 3,431,890 shares, Outstanding, 3,175,206 shares	828	828
Additional paid-in capital	9,126	9,103
Accumulated deficit	(5,777)	(6,030)
Less treasury stock at cost — 256,684 shares	(212)	(212)

TOTAL STOCKHOLDERS’ EQUITY	3,965	3,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,945	$14,431

See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands, except share and per share data)	2009	2008	2009	2008

Revenues	$7,659	$8,120	$22,963	$26,043
Operating costs and expenses	6,526	6,826	19,658	21,835

Gross margin	1,133	1,294	3,305	4,208

Selling and marketing	189	183	574	587
General and administrative	768	793	2,317	2,639
Transaction costs	91	—	91	—

Operating income	85	318	323	982

Other income	(1)	(1)	(154)	(2)
Interest expense	59	80	189	256

Income before income taxes	27	239	288	728

Income tax expense	1	7	35	66

Net income	$26	$232	$253	$662

Earnings per share — basic	$.01	$.07	$.08	$.21

Earnings per share — diluted	$.01	$.07	$.08	$.21

Weighted average number of shares outstanding
Basic	3,175,206	3,175,206	3,175,206	3,175,206
Diluted	3,182,643	3,175,206	3,183,732	3,176,166
See accompanying Notes to Condensed Consolidated Financial Statements.

HALIFAX CORPORATION OF VIRGINIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	Nine Months Ended
	December 31,
(Amounts in thousands)	2009	2008

Cash flows from operating activities:

Net income	$253	$662

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(212)	—
Depreciation and amortization	480	608
Share-based compensation	23	21
Changes in operating assets and liabilities:
Accounts receivable	858	4,817
Inventory	(1)	431
Prepaid expenses and other assets	(202)	26
Accounts payable and accrued expenses	(977)	(773)
Deferred maintenance revenue	258	(2,373)
Income taxes payable	(26)	61
Deferred income	(40)	(44)

Net cash provided by operating activities	414	3,436

Cash flows from investing activities:

Acquisition of property and equipment	(113)	(81)
Restricted cash	278	—

Net cash provided by (used in) investing activities	165	(81)

Cash flows from financing activities:

Proceeds from bank debt	21,327	25,606
Repayment of bank debt	(21,945)	(28,067)
Payment of auxiliary line of credit	—	(60)
Payments of other long-term debt	(262)	(220)

Net cash used in financing activities	(880)	(2,741)

Net (decrease) increase in cash	(301)	614

Cash at beginning of period	484	232

Cash at end of period	$183	$846

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$184	$196

Cash paid for income taxes	$63	$4

Assets acquired under capital lease	$115	$162

Disposal of fully depreciated property and equipment	$2,144	$—

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
Proposed Merger
On January 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Iron Holdings, LLC, a Delaware limited liability company (“Parent”), and Global Iron Acquisition, LLC, a Delaware limited liability company (“Merger Sub”). The Merger Agreement provides that the Company will merge with and into Merger Sub (the “Merger”) with Merger Sub continuing as the surviving Company (the “Surviving Entity”). In the Merger, each share of common stock, par value $0.24 per share, of the Company, issued and outstanding immediately prior to the effective time of the Merger (other than shares as to which appraisal rights are properly asserted under Virginia law and shares owned by the Company, Merger Sub, Parent or any affiliate of Parent) will be converted into the right to receive a cash amount of $1.20 (the “Merger Consideration”).
As a result of the Merger, the Company will be merged with and into Merger Sub, a wholly owned subsidiary of Parent. Shareholders of the Company will not own any shares of the Surviving Entity.
Upon consummation of the Merger, each outstanding in-the-money option to purchase the Company’s common stock will be converted into the right to receive a cash amount equal to the excess, if any, of the Merger Consideration over the exercise price per share for each share subject to the option, less any applicable withholding taxes. In-the-money options are options that have an exercise price per share less than $1.20 per share. Each outstanding out-of-the-money option immediately prior to consummation of the Merger will be cancelled without consideration.
Consummation of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the Company’s shareholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. Consummation of the Merger is not subject to a financing condition.
The Merger Agreement contains certain termination rights for both Parent and Merger Sub, on the one hand, and the Company, on the other hand. Upon termination of the Merger Agreement under specified circumstances, including failure to obtain the requisite shareholder vote in favor of the Merger, failure to timely hold a shareholder meeting or the Company accepting a Superior Proposal, the Company is required to pay Parent a termination fee of $240,000 and up to $200,000 of the reasonable expenses incurred by Parent in connection with the transactions contemplated by the Merger Agreement.
Upon termination of the Merger Agreement by the Company due to Parent’s or Merger Sub’s representations and warranties not being correct or Parent’s or Merger Sub’s failure to perform covenants contained in the Merger Agreement where such failure was not cured in all material respects within ten business days following receipt of written notice of such breach by the Company, Parent is required to pay the Company up to $120,000 of the reasonable expenses incurred by Parent in connection with the transactions contemplated by the Merger Agreement.
Subject to adoption of the Merger Agreement by the Company’s shareholders and the satisfaction of the other closing conditions set forth in the Merger Agreement, the Company anticipates completing the Merger during the fourth quarter of the fiscal year ending March 31, 2010.
Prior to its execution, the Merger Agreement was approved by the Board of Directors of the Company, which based its determination to approve the Merger Agreement on the recommendation of the special committee of the Board of Directors.

Further information regarding this transaction can be found in the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010 and the Company’s Definitive Proxy Statement Relating to Merger or Acquisition filed with the SEC on February 3, 2010.
In connection with this proposed merger, the Company incurred approximately $91,000 in transaction related costs which the Company expensed during the nine months ended December 31, 2009.
On January 6, 2010, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, holders of the Company’s 8% promissory notes totaling an aggregate principal amount of $1.0 million at December 31, 2009 due July 1, 2010, entered into an agreement with Parent and Merger Sub to exchange at the effective time of the Merger all of the Company’s 8% promissory notes for notes of same principal amount issued by the entity surviving the Merger along with other modifications such as an extension of the maturity date.
Voluntary Delisting
On September 29, 2009, the Company announced that it would voluntarily delist its common stock from the NYSE AMEX (“AMEX”) by filing a Form 25 with the SEC on October 9, 2009. Effective October 20, 2009, the Company’s common stock was delisted from AMEX, and is currently quoted in the over-the-counter market in the “Pink Sheets,” a centralized electronic quotation service for over-the-counter securities. The Company’s new ticker symbol for trading on the Pink Sheets is HALX. Following such delisting, the Company intends to deregister its common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) on or about April 1, 2010, (unless deregistration occurs earlier based upon the closing of the Merger discussed above). The Company expects that it will file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act on or about April 1, 2010 subject to earlier filing if the Merger transaction discussed above is completed prior to such time. When the Form 15 is filed, the Company’s obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K will be suspended. The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed. The Company is eligible to deregister under the Exchange Act, following the filing of its Annual Report on Form 10-K for the year ended March 31, 2010, because its common stock was held of record by fewer than 300 persons.
The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Wholly-owned subsidiaries include Halifax Engineering, Inc. and Halifax Realty, Inc. All significant intercompany transactions are eliminated in consolidation.
The condensed consolidated financial statements of Halifax Corporation of Virginia included herein are unaudited; however, the balance sheet as of March 31, 2009 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results to be achieved for the full year.
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
Subsequent events have been evaluated through the filing date (February 12, 2010) of these unaudited consolidated financial statements.

Note 2 — New Accounting Standards
The Financial Accounting Standards Board (“FASB”) has codified a single source of U.S. GAAP, the “Accounting Standards Codification.” Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.
Note 3 — Fair Value Measurements
Effective April 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The provisions also establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value. Because the $1.0 million in subordinated notes with an interest rate of 8% are with a related party, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the subordination of the debt and the lack of collateralization.
Note 4 — Accounts Receivable
Trade accounts receivable consist of:

(Amounts in thousands)	December 31, 2009	March 31, 2009

Amounts billed	$5,783	$6,732

Amounts unbilled	266	239

Allowance for doubtful accounts	(113)	(177)

Accounts receivable, net	$5,936	$6,794

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
The Company’s reserve for excess and obsolete inventory at December 31, 2009 and March 31, 2009 was approximately $0.8 million and $1.2 million, respectively. During the three months ended December 31, 2009 and 2008, the Company recorded inventory obsolescence charges in the amount of $0 and $100,000, respectively. During the nine months ended December 31, 2009 and 2008, the Company recorded inventory obsolescence charges in the amount of $150,000 and $212,000, respectively.
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

Note 6 — Goodwill and Other Intangible Assets
The Company evaluates goodwill and intangibles with an indefinite life annually during the third fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. The Company has one reporting unit, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.
The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
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
In response to market conditions, the Company evaluated its goodwill position at March 31, 2009, by comparing the fair value of the reporting unit with its carrying value, including goodwill, and determined that the fair value of reporting unit was greater than the carrying value and the goodwill balance and indefinite lived intangible assets were not impaired. In connection with f the proposed Merger (See Note 1), the Company updated its goodwill impairment test as of December 31, 2009, to identify whether a potential impairment of the Company’s recorded goodwill existed. The Company completed its updated impairment test as of December 31, 2009 and determined that there was no impairment to the recorded goodwill balance of $2.9 million The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.
Note 7 — Accounts Payable
Accounts payable represents amounts owed to third parties at the end of the period. The Company included drafts outstanding in accounts payable of approximately $582,000 and $387,000 at December 31, 2009 and March 31, 2009, respectively.
Note 8 — Accrued Expenses
Accrued expenses consist of the following:

	December 31,	March 31,
	2009	2009
Accrued lease payments	$311	$832
Accrued vacation	21	21
Accrued payroll	210	357
Payroll taxes accrued and withheld	109	143
Interest	331	325
Other accrued expenses	319	614

	$1,301	$2,292

Note 9 — Income Taxes
As of December 31, 2009 and March 31, 2009, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold to reverse the valuation allowance. As such, the Company’s effective tax rate for the three and nine months ended December 31, 2009 and 2008 differs from the statutory rate primarily due to the Company’s utilization of deferred tax assets offset by the associated valuation allowance. The income tax expense for the three and nine months ended December 31, 2009 and 2008 consisted primarily of federal and state alterative minimum taxes and other state taxes.
The Company’s unrecognized tax benefits were unchanged during the three and nine months ended December 31, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.
Note 10 — Credit Facility and Subordinated Debt
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
In connection with the amendment, Sonabank released the personal guarantees of both, the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer.
The Loan Agreement has a term of one year. In the event that the Company pays and closes a new credit facility prior to June 15, 2010 with another lender, the Company must pay a 2% penalty assessed based on the maximum credit limit of the New Credit Facility.
Under the Loan Documents, the Company may borrow an amount that may not exceed the lesser of: (i) $3,000,000 or (ii) the borrowing base which is 85% of the value of eligible accounts (as defined in the Note). The amount outstanding under the loan was approximately $1.7 million at December 31, 2009. At December 31, 2009, the Company had approximately $678,000 available under the New Credit Facility.
Interest accrues on the outstanding balance of the Note at an initial rate of 8% per annum. The interest rate on the New Credit Facility is a variable rate per annum adjusted daily based upon the Wall Street Journal’s prime lending rate plus 2.75%. Under no circumstances will the interest rate be less than 8%. The Company must pay regular monthly payments of all accrued unpaid interest due as of each payment date.
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
Subordinated Debt — Affiliates
As of December 31, 2009 and March 31, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders of the Company, held, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. Interest expense on the subordinated debt totaled $20,000 for three months ended December 31, 2009 and 2008, respectively. Interest expense on the subordinated debt totaled $60,000 for the nine months ended December 31, 2009 and 2008, respectively. The principal amount outstanding under the subordinated notes was $1.0 million in the aggregate at December 31, 2009. The maturity date of the notes has been extended to July 1, 2010. The balance of accrued but unpaid interest due on the 8% promissory notes was approximately $322,000 and $302,000 at December 31, 2009 and March 31, 2009, respectively. During the three months ended December 31, 2009, the Company paid $10,000 in accrued interest, ($20,000 in the aggregate) to Nancy Scurlock and the Arch C. Scurlock Children’s Trust. During the nine months ended December 31, 2009, the Company paid $20,000 in accrued interest, ($40,000 in the aggregate) to Nancy Scurlock and the Arch C. Scurlock Children’s Trust.

In connection with the proposed Merger discussed in Note 1, the holders of the Company’s $1,000,000 subordinated notes have agreed to certain modifications to the notes including extension of the maturity dates. These amendments to the outstanding notes are contingent on the consummation of the proposed Merger.
Note 11 — Gain on Extinguishment of Debt
In June 2009, the Company completed the repurchase of approximately $2.6 million of debt outstanding under the Old Credit Facility for approximately $2.4 million. The repurchase of the debt resulted in the recognition of a gain on extinguishment of debt of approximately $212,000 for the nine months ended December 31, 2009, which is included in other income, on the condensed consolidated statements of operations.
Note 12 — Stock Based Compensation
During the nine months ended December 31, 2009, there was a grant of stock options to purchase 5,000 shares of common stock at $1.16 under the Company’s 2005 Stock Option and Incentive Plan. During the nine months ended December 31, 2009, 500 options terminated pursuant to their terms and no exercises of options occurred.
During the nine months ended December 31, 2009, there were 59,000 options terminated and no exercises of options under the Company’s 1994 Key Employee Stock Option Plan and Non-Employee Directors Stock Option Plan. No new grants may be made under the 1994 Key Employee Stock Option Plan or Non-Employee Directors Stock Option Plan.
The intrinsic value of stock options outstanding at December 31, 2009 was $200.
As of December 31, 2009, there was $24,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years.
For the three months ended December 31, 2009 and 2008, the Company recorded share based compensation expense of approximately $8,000 and $7,000, respectively. For the nine months ended December 31, 2009 and 2008, the Company recorded share based compensation expense of approximately $23,000 and $21,000, respectively.
Note 13 — Earnings per Share
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands except share data)	2009	2008	2009	2008
Numerator for earning per share:

Net income	$26	$232	$253	$662

Denominator:
Denominator for basic earnings per share weighted-average shares	3,175,206	3,175,206	3,175,206	3,175,206

Effect of dilutive securities:

Employee stock options	7,437	—	8,526	960

Denominator for diluted earnings per share weighted number of shares Outstanding	3,182,643	3,175,206	3,183,732	3,176,166

Basic earnings per common share	$.01	$.07	$.08	$.21

Diluted earnings per common share	$.01	$.07	$.08	$.21

Note 14 — Commitments and Contingencies
There are no material pending legal proceedings to which the Company is a party. The Company is engaged in ordinary routine litigation incidental to the Company’s business to which the Company is a party. While management cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on our financial position or results of operations.
Note 15 — Related Party Transactions
As of December 31, 2009, Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are shareholders, held, $500,000 and $500,000 face amount of the Company’s 8% Promissory Notes dated November 2, 1998 and November 5, 1998, respectively. The Company paid $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s Trust ($20,000 in the aggregate) for accrued interest during the three months ended December 31, 2009. The Company paid $20,000 to Nancy Scurlock and the Arch C. Scurlock Children’s Trust ($40,000 in the aggregate) for accrued interest during the nine months ended December 31, 2009 (See Note 10).
In conjunction with the amendment to the New Credit Facility, the Company’s Chief Executive Officer and former Chief Financial Officer were released from the personal guarantees under the New Credit Facility (See Note 10).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Halifax Corporation of Virginia (“Halifax,” “we,” “our” or “us”) have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues, risks involved in contracting with our customers, including the difficulty to accurately estimate costs when bidding on a contract and the occurrence of start-up costs prior to receiving revenues and contracts with fixed priced provisions, potential conflicts of interest, difficulties we may have in attracting and retaining management, professional and administrative staff, fluctuation in quarterly results, our ability to generate new business, our ability to maintain an effective system of internal controls, risks related to the proposed merger transaction, favorable banking relationships, the availability of capital to finance operations, ability to obtain a new credit facility on terms favorable to us, and ability to make payments on outstanding indebtedness, weakened economic conditions, reduced end-user purchases relative to expectations, pricing pressures, excess and obsolete inventory, acts of terrorism, energy prices, risks related to competition and our ability to continue to perform efficiently on contracts, and other risks and factors identified from time to time in the reports we file with the Securities and Exchange Commission (“SEC”) and the Pink Sheet OTC Markets. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Management’s Plans
We are continuing to focus on our core high availability logistics and maintenance services business while at the same time evaluating our future strategic direction. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts and improved service delivery techniques. Our cost containment strategies included reductions in force, consolidating and reducing our leased facilities, company-wide salary and wage reductions and reductions of other operating expenses in order to align expenses as a result of losses in revenue. During the three and nine months ended December 31, 2009, we benefited from the cost actions undertaken during the last part of fiscal year 2009. We also began marketing our enterprise logistic service offering and began to migrate away from contracts where there is a high degree of exposure to inventory obsolescence.
On January 6, 2010, the Company entered into a definitive agreement to be acquired by Global Iron Holdings, LLC (“Global Iron”), an affiliate of Global Equity Capital, LLC, and merge with a wholly-owned subsidiary of Global Iron. Pursuant to the terms of the merger agreement, common stockholders of Halifax would receive $1.20 cash per share. The per share price represents a 110% premium to Halifax’s average trading price of $0.57 over the 20 trading days immediately preceeding the announcement of the execution of the merger agreement.
The merger is subject to approval by vote of holders of two-thirds of Halifax’s outstanding common stock and other customary closing conditions, including the exchange of outstanding Halifax subordinated notes for notes of the surviving entity. Halifax mailed its proxy materials related to the Annual Meeting of Shareholders to be held on March 2, 2010 at which meeting the Company’s Shareholders will consider and vote upon the merger. Halifax expects the merger to close in the first quarter of 2010. Directors, officers and key shareholders holding approximately 31% of the outstanding common stock have agreed to vote in favor of the transaction.
In connection with the merger the holders of the Company’s $1,000,000 subordinated notes have agreed to certain modifications to the notes including extension of the maturity dates. These amendments to the outstanding notes are contingent on the merger occurring with Global Iron’s subsidiary.
On September 29, 2009, we announced that we had notified AMEX of our intention to delist from AMEX. We also indicated our intention to deregister our common stock under the Securities Exchange Act of 1934. We intend that this deregistration would occur no later than April 1, 2010 unless deregulation occurs earlier based upon the closing of the merger transaction. Our common stock is currently quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in our stock. However, we can give no assurance that trading in our stock will continue on the Pink Sheets or on any other securities exchange or quotation medium or that its common stock will be actively traded. We intend to continue to make financial information publicly available on our website. Effective October 20, 2009, the new stock symbol for our common stock was HALX.
Our common stock was delisted from AMEX effective October 20, 2009.
We expect that we will file a Form 15 with the SEC, following consummation of the previously described merger transaction,, which will result in the voluntary deregistration of our common stock and immediate suspension of our obligation to file periodic reports under the Securities Exchange Act of 1934, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K on or about April 1, 2010. The deregistration itself is expected to be made effective by the SEC within 90 days of the filing of the Form 15.

Results of Operations
The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended December 31, 2009 and 2008, respectively, and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

(amounts in thousands,
except share data)	Three months ended December 31,				Nine months ended December 31,
Results of Operations	2009	2008	Change	%	2009	2008	Change	%

Revenues	$7,659	$8,120	$(461)	-6%	$22,963	$26,043	$(3,080)	-12%

Operating costs and expenses	6,526	6,826	(300)	-4%	19,658	21,835	(2,177)	-10%

Percent of revenues	85%	84%			86%	84%

Gross margin	1,133	1,294	(161)	-12%	3,305	4,208	(903)	-21%
Percent of revenues	15%	16%			14%	16%

Selling and marketing	189	183	6	3%	574	587	(13)	-2%
Percent of revenues	2%	2%			2%	2%

General & administrative	768	793	(25)	-3%	2,317	2,639	(322)	-12%
Percent of revenues	10%	10%			10%	10%

Transaction costs	91	—	91	n/m	91	—	91	n/m
Percent of revenues	1%	0%			1%	0%

Operating income	85	318	(233)	-73%	323	982	(659)	-67%
Percent of revenues	2%	4%			2%	4%

Other income	(1)	(1)	—	n/m	(154)	(2)	152	7600%
Interest expense	59	80	(21)	-26%	189	256	(67)	-26%

Income before income tax	27	239	(212)	-89%	288	728	(440)	-60%

Income tax expense	1	7	(6)	86%	35	66	31	47%

Net income	$26	$232	$(206)	-89%	$253	$662	$(409)	-62%

Earnings per share — basic:	$.01	$.07			$.08	$.21

Earnings per share — diluted:	$.01	$.07			$.08	$.21

Weighted average number of common shares outstanding
Basic	3,175,206	3,175,206			3,175,206	3,175,206
Diluted	3,182,643	3,175,206			3,183,732	3,176,166

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
The composition of revenues for:

	Three months ended December 31,				Nine months ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%

Services	$7,294	$7,922	$(628)	-8%	$22,134	$25,150	$(3,016)	-12%
Product held for resale	365	198	167	84%	829	893	(64)	-7%

Revenues	$7,659	$8,120	$(461)	-6%	$22,963	$26,043	$(3,080)	-12%

Revenues from services for the three months ended December 31, 2009 decreased 8%, or $628,000, to $7.3 million from $7.9 million during the three months ended December 31, 2008. For the nine months ended December 31, 2009 services revenues decreased $3.0 million, or 12%, from $25.1 million to $22.1 for the nine months ended September 30, 2008. The decrease in services revenues was attributable to the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.
For the three months ended December 31, 2009, product held for resale increased $167,000, or 84%, from $198,000 to $365,000. For the nine months ended December 31, 2009, revenues from product held for resale decreased 7%, or $64,000, from $893,000 to $829,000 compared to the same period last year. The decrease was attributable to the de-emphasis on product sales. We continue to de-emphasize product sales and intend to focus on our recurring services revenue model. As a result, we do not expect to see any material increases in product sales in future periods.
For the three months ended December 31, 2009, revenues decreased 6% or $461,000, to $7.7 million from $8.1 million. For the nine month period ended December 31, 2009, revenues decreased 12% or $3.1 million from $26.0 million to $23.0 million when compared to the nine month period ended December 31, 2008. The decrease in revenues was the result of the termination of several contracts and the de-emphasis on product sales, which was partially offset by new business.
Operating costs and expenses
Included within operating costs and expenses are direct labor costs, including fringe benefits, product and part costs, shipping and other infrastructure costs to support our service offerings. We continue to aggressively pursue cost containment strategies and augment our service delivery process with automation tools.
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

Cost of revenues consists of the following components:

	Three months ended December 31,				Nine months ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Services	$6,196	$6,644	$(448)	-7%	$18,918	$21,021	$(2,103)	-10%
Product held for resale	330	182	148	81%	740	814	(74)	-9%

Total Operating costs and expenses	$6,526	$6,826	$300	-4%	$19,658	$21,835	$(2,177)	-10%

Cost of services for the three months ended December 31, 2009 decreased $448,000, or 7%, from $6.6 million to $6.2 million for the same period in 2008. For the nine months ended December 31, 2009, cost of services decreased $2.1 million, or 10%, from $21.0 million to $18.9 million when compared to the same period last year. The reduction in costs was related to the corresponding reduction in revenue, as well as cost containment efforts, and a shift away from contracts with a high degree of inventory risk.
We continue to expand the use of automation tools introduced earlier in the year, which we believe, in conjunction with our on-going cost containment efforts, will reduce our cost to deliver services to our customers. We believe these tools will enable us to enter new markets which will positively affect our gross margins going forward.
Cost of product held for resale increased $148,000 from $182,000 to $330,000 for the three month period ended December 31, 2009. Cost of product held for resale decreased $74,000, or 9%, from $814,000 to $740,000, for the nine month period ended December 31, 2009 when compared to the same period in 2008. The decrease in cost of product held for resale was commensurate with the reductions in revenue.
Gross Margin
For the three months ended December 31, 2009 and 2008, our gross margins were $1.1 million, or 15%, compared to $1.3 million, or 16%. For the nine months ended December 31, 2009 gross margin decreased from $4.2 million, or 16%, to $3.3 million, or 14%. As discussed above, the decline in gross margins was due to the termination of certain large nation-wide enterprise maintenance contracts and lengthening sales cycles as a result of continued economic uncertainties.
Selling and Marketing Expense
Selling and marketing expense consists primarily of salaries, commissions, travel costs and related expenses.
Selling and marketing expense was $189,000 for the three months ended December 31, 2009 compared to $183,000 for the three months ended December 31, 2008, an increase of $6,000, or 3%. For the nine month period ended December 31, 2009, selling expense was $574,000 compared to $587,000 for the nine months ended December 31, 2008, a decrease of $13,000, or 2%. The decrease in selling and marketing expense was the result of reduced personnel costs and lower commission expense.
General and Administrative Expense
Our general and administrative expenses consist primarily of non-allocated overhead costs. These costs include executive salaries, accounting, contract administration, professional services such as legal and audit, business insurance, occupancy and other costs.
For the three months ended December 31, 2009, general and administrative expenses decreased $25,000, or 3%, to $768,000 from $793,000 for the three months ended December 31, 2008. General and administrative expenses decreased $322,000, or 12%, from $2.6 million to $2.3 million for the nine months ended December 31, 2009. The decrease in general and administrative expense when compared to last year was attributable to decreases in professional fees related to compliance with Sarbanes-Oxley and SEC reporting, reductions in occupancy costs, a reduction in bank fees associated with obtaining new financing and lower depreciation expense related to the automation tools discussed above when compared to the same period last year. Various factors such as changes in the markets due to economic conditions, employee costs and benefits may increase general and administrative expenses and have a negative impact on our earnings in future periods.

Transaction Costs
During the three months ended December 31, 2009, the Company incurred $91,000 of transaction costs which were comprised of the legal fees associated with the delisting of the Company’s common stock from the AMEX and legal fees associated with the proposed merger transaction discussed in Note 1.
Interest Expense
Interest expense for the three months ended December 31, 2009 was $59,000 compared to $80,000 for the three months ended December 31, 2008. For the nine months ended December 31, 2009 interest expense was $189,000 compared to $256,000 for the nine month period ended December 31, 2008. The reduction in interest expense was the result of lower average borrowings on our credit facility.
Other Income, net
On June 15, 2009, the Company repaid its line of credit in full with Textron Financial Corporation. The Company received a loan discount of approximately $212,000, or 8% of the loan outstanding immediately before the payoff, offset by fees in connection with the transaction of approximately $60,000, which included loan origination fees, guarantee fees and amortization of deferred financing costs. As a result, the Company recorded a net gain of approximately $212,000 which is included as other income for the nine months ended December 31, 2009.
Income Tax Expense
For the three months ended December 31, 2009, income tax expense was $1,000 compared to $7,000 for the three months ended December 31, 2008. For the nine months ended December 31, 2009, income tax expense was $35,000 compared to $66,000 for the same period last year. Income tax expense consists primarily of state taxes. The Company has a net operating loss carry forward of approximately $5.6 million which expires from 2019 through 2027.
Net income
For the three months ended December 31, 2009, the net income was $26,000 compared to a net income of $232,000 for the comparable period in 2008. Net income for the nine months ended December 31, 2009 was$253,000 compared to $662,000 for the nine months ended December 31, 2009.
Liquidity and Capital Resources
As of December 31, 2009, we had approximately $183,000 of cash on hand. Sources of our cash for the nine month period ended December 31, 2009 have been cash generated from operations and our revolving credit facility.
We anticipate that our primary sources of liquidity will be cash generated from operations and cash available under the loan agreement with Sonabank, described below.
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
The Loan Agreement has a term of one year and expires on June 15, 2010. In the event that we pay and close the facility prior to June 15, 2010, we must pay a 2% penalty assessed based on the maximum credit limit of the facility. Under the Loan Agreement, we may borrow an amount that may not exceed the lesser of: (i) $3,000,000 or (ii) the borrowing base which is 85% of the value of our eligible accounts (as defined in the Note). The amount outstanding under the loan was approximately $1.7 million at December 31, 2009. At December 31, 2009, the Company had approximately $678,000 available under the Loan Agreement.
Interest accrues on the outstanding balance under the Loan Agreement at an initial rate of 8% per annum. The interest rate under the Loan Agreement is a variable rate per annum adjusted daily based upon the Wall Street Journal’s prime lending rate plus 2.75%.

Under no circumstances will the interest rate be less than 8%. We must pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 15, 2009.
Under the Loan Agreement, we may not pay cash dividends or, other than in the ordinary course of our business, make principal payments on our other debt, including our 8% promissory notes issued to Nancy Scurlock and the Arch C. Scurlock Children’s Trust. Accordingly, in connection with entering into the Loan Agreement, Nancy Scurlock and the Arch C. Scurlock Children’s Trust agreed to forego receiving principal payments on their outstanding notes until the terms of the LoanAagreement have been satisfied. As long as we remain in compliance with the Loan Agreement, we may pay the accrued interest on the 8% promissory notes.
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
We are required to maintain our primary operating accounts with Sonabank throughout the term of the loan. In the event that any main or primary operating accounts are not maintained with Sonabank, the effective interest rate will be increased by 2.0% over the rate noted in the Loan Agreement.
The Loan Agreement contains representations, warranties and covenants that are customary in connection with a transaction of this type.
We may not pay principal on subordinated debt, which represents the Nancy Scurlock and the Arch C. Scurlock Children’s Trust notes, during the term of the Loan Agreement. Interest may be paid on our subordinate debt during the term of the loan. During the three months ended December 31, 2009, we made payments of $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s (Trust, $20,000 in the aggregate).
We believe that our available funds, together with our Loan Agreement, will be adequate to satisfy our current and planned operations for at least through fiscal year 2010.
We were in compliance with the covenants of our Loan Agreement at December 31, 2009. There can be no assurances we will be able to comply with the covenants or other terms contained in the Loan Agreement in future periods. We may not be successful in obtaining a waiver of non-compliance with the financial covenants in the Loan Agreement, if necessary. If we are unable to comply with the covenants or other terms of the Loan Agreement, absent a waiver, we will be in default of the Loan Agreement and the lender can take any of the actions discussed above.
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
At December 31, 2009, we had working capital of $1.3 million and at March 31, 2009, we had working capital of $795,000. Our current ratio was 1.17 at December 31, 2009 compared to 1.08 at March 31, 2009.
Capital expenditures for the nine months ended December 31, 2009 were $113,000 as compared to $81, 000 for the same period in 2008.
Our subordinated debt with Nancy Scurlock and the Arch C. Scurlock Children’s Trust, which are referred to as affiliates, totaled $1.0 million at December 31, 2009. Pursuant to a subordination agreement between Sonabank and the subordinated debt holders, principal repayment on the subordinated debt may not be paid without the consent of Sonabank. On December 31, 2009, each of the affiliates referred to above, held $500,000 face amounts of our 8% promissory notes, with an aggregate outstanding principal balance of $1.0 million. Interest payable to the affiliates was approximately $322,000 at December 31, 2009. The 8% promissory notes mature on July 1, 2010. During the three months ended December 31, 2009, we made payments of $10,000 to Nancy Scurlock and the Arch C. Scurlock Children’s (Trust, $20,000 in the aggregate). During the nine months ended December 31, 2009, we made payments of $20,000 to Nancy Scurlock and the Arch C. Scurlock Children’s (Trust, $40,000 in the aggregate).
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
The information below summarizes our sensitivity to market risks as of December 31, 2009. The table presents principal cash flows and related interest rates by year of maturity of our funded debt. The carrying value of our debt approximately equals the fair value of the debt. Note 5 to the consolidated financial statements in our annual report on Form 10-K for the year ended March 31, 2009 contains descriptions of funded debt and should be read in conjunction with the table below.

(In thousands)
Debt obligations	December 31, 2009

Revolving credit agreement at the prime rate plus 2.75%. Due June 15, 2010. Interest rate at December 31, 2009 of 8.0%.	$1,715

1,715

Total variable rate debt

8% subordinated notes payable to affiliate due July 1, 2010	1,000

Other long-term debt (Capital lease obligations)	325

Total fixed rate debt	1,325

Total debt	$3,040

At December 31, 2009, we had approximately $3.0 million of debt outstanding of which $1.3 million bore fixed interest rates. If the interest rates charged to us on our variable rate debt were to increase significantly, the effect could be materially adverse to our current and future operations.
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
The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (“Internal Controls Evaluation”).

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
Conclusions. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure including the remedial actions described below, as of the end of the reporting period covered by this report.
The Company previously reported on Form 10-K for the year ended March 31, 2009, that there were two material weaknesses in its internal controls over financial reporting. As previously reported, the Company’s has one individual that has dual responsibility for financial statements as well as for the Company’s Information Systems. As a result, the Company lacked the appropriate level of separation of duties as that individual has the ability to update and modify these information systems. The Company has hired additional staff and separated the information systems function from financial reporting function and believes that it has remediated this weakness. In addition, we noted a material weakness as of March 31, 2008 related to income tax reporting as a result of the lack of qualified personnel to properly review and administer the Company’s tax matters. With the addition of personnel described above the Company is in the process of training its staff to remediate this weakness.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
The Company entered into a termination/separation agreement with Mr. Drennen, our Chief Financial Officer, on December 2, 2009. This termination/separation agreement provides that, in the event that the employment of Mr. Drennen is terminated without cause, he would be entitled to receive his then current salary for a period of three months. “Cause” is defined to mean: “A good faith finding by the Company of your failure to perform the duties reasonably assigned to you, dishonesty, gross negligence or misconduct, or your conviction, or your entry of a plea of nolo contendre, to any crime involving more turpitude or any felony.”
Item 6. Exhibits

2.1
Agreement and Plan of Merger by and among Global Iron Holdings, LLC, Global Iron Acquisition, LLC and Halifax Corporation of Virginia dated January 6, 2010 (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Halifax Corporation of Virginia agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010)

10.1	Severance Letter with Rob Drennen

Exhibit 31.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert Drennen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Charles L. McNew, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2	Certification of Robert Drennen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALIFAX CORPORATION OF VIRGINIA (Registrant)

Date: February 16, 2010	By:	/s/ Charles L. McNew Charles L. McNew
President & Chief Executive Officer
(principal executive officer)

Date: February 16, 2010	By:	/s/ Robert Drennen Robert Drennen
Vice President, Finance &
Chief Financial Officer
(principal financial officer)